Form 10-Q
period 2014-03-31
AMEDICA Corp
filed 2014-05-15
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33624

Amedica Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	84-1375299
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1885 West 2100 South, Salt Lake City, UT	84119
(Address of principal executive offices)	(Zip Code)

(801) 839-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to the filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,360,354 Shares of Common Stock, $0.01 par value, were outstanding at May 13, 2014

Amedica Corporation

Amedica Corporation

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$13,257	$2,279
Restricted cash	434	392
Trade accounts receivable, net of allowance of $8 and $49 respectively	2,566	2,817
Prepaid expenses and other current assets	1,578	1,575
Deferred offering costs	-	2,763
Inventories, net	11,628	10,084
Total current assets	29,463	19,910

Property and equipment, net	3,624	3,531
Intangible assets, net	4,563	4,688
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$43,848	$34,327

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,275	$3,377
Accrued liabilities	3,964	3,711
Current portion of long-term debt	16,132	17,925
Total current liabilities	22,371	25,013

Deferred rent	562	575
Other long-term liabilities	134	134
Warrant liability	319	210

Commitments and contingencies
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 0 and 80,910,394 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively; aggregate liquidation value of $0 and $149,692 at March 31, 2014 and December 31, 2013, respectively	-	161,456
Stockholders’ deficit:
Common stock, $0.01 par value; 250,000,000 shares authorized; 12,360,354 and 597,675 shares issued and outstanding at March 31, 2104 and December 31, 2013, respectively	124	6
Additional paid-in capital / (capital deficiency)	164,974	(13,144)
Accumulated deficit	(144,636)	(139,923)
Total stockholders’ equity (deficit)	20,462	(153,061)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$43,848	$34,327

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Product revenue	$5,780	$5,253
Cost of revenue:
Product revenue	1,234	1,416
Write-down of excess and obsolete inventory	415	530
Total cost of revenue	1,649	1,946
Operating expenses:
Research and development	591	1,056
General and administrative	3,075	1,382
Sales and marketing	4,521	3,642
Total operating expenses	8,187	6,080
Loss from operations	(4,056)	(2,773)
Other income (expense):
Interest income	3	5
Interest expense	(530)	(447)
Change in fair value of warrants	(114)	(319)
Other expense	(16)	-
Total other income (expense)	(657)	(761)
Net loss before income taxes	(4,713)	(3,534)
Provision for income taxes	-	-
Net Loss	(4,713)	(3,534)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on marketable securities	-	(2)
Total comprehensive loss	$(4,713)	$(3,536)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.79)	$(8.45)

Weighted average common shares outstanding:
Basic and diluted	5,967,400	418,172

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flow from operating activities
Net loss	$(4,713)	$(3,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	433	510
Amortization of intangible assets	125	125
Amortization of lease incentive for tenant improvements	2	5
Non cash interest expense	209	91
Stock based compensation	1,404	46
Change in fair value of warrant liability	114	319
Loss on disposal of equipment	22	-
Write-down of excess and obsolete inventory	415	530
Bad debt expense	(17)	183
Changes in operating assets and liabilities:
Trade accounts receivable	268	1,455
Prepaid expenses and other current assets	2,610	(168)
Inventories	(1,958)	(20)
Accounts payable and accrued liabilities	(915)	(657)
Net cash used in operating activities	(2,001)	(1,115)
Cash flows from investing activities
Purchase of property and equipment	(548)	(310)
(Increase) decrease in restricted cash	(42)	63
Proceeds from maturities of marketable securities	-	463
Net cash provided by (used in) investing activities	(590)	216
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	15,369	-
Proceeds from issuance of stock in connection with exercise of warrants	-	2,879
Proceeds from line of credit	-	3,124
Payments on line of credit	-	(5,696)
Payments on long-term debt	(1,800)	-
Net cash provided by financing activities	13,569	307
Net decrease in cash and cash equivalents	10,978	(592)
Cash and cash equivalents at beginning of period	2,279	2,741
Cash and cash equivalents at end of period	$13,257	$2,149

Supplemental cash flow information
Preferred stock converted into common stock	$161,456	$-
Reclassification of warrant liability	$5	$-
Cash paid for interest	$238	$198

See accompanying notes.

AMEDICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Amedica Corporation (“Amedica” or “the Company”) was incorporated in the state of Delaware on December 10, 1996. Amedica is a commercial-stage biomaterials company focused on using its silicon nitride technology platform to develop, manufacture, and commercialize a broad range of medical devices. The Company believes it is the first and only manufacturer to use silicon nitride in medical applications. The Company acquired US Spine, Inc. (“US Spine”), a Delaware spinal products corporation with operations in Florida, on September 20, 2010. The Company’s products are primarily sold in the U.S.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its 2013 Annual Report on Form 10-K.

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

Initial Public Offering

On February 12, 2014, the Company completed an initial public offering (“IPO”) of its common stock, in which the Company sold and issued 3,682,900 shares, including 182,900 shares sold pursuant to the exercise by the underwriters of their over-allotment option, at an issuance price of $5.75 per share, less underwriting discounts and commissions. As a result of the offering, the Company received proceeds of approximately $15.4 million, net of approximately $5.8 million in underwriting and offering costs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Some of the more significant estimates relate to inventory, stock-based compensation, long-lived and intangible assets and the liability for preferred stock and common stock warrants.

Liquidity and Capital Resources

For the three months ended March 31, 2014 and 2013, the Company incurred a net loss of $4.7 million and $3.5 million, respectively, and used cash in operations of $2.0 million and $1.1 million, respectively. The Company had an accumulated deficit of $144.6 million and $139.9 million at March 31, 2104 and December 31, 2013, respectively. With the exception of a small net income for the years ended December 31, 2002 and 1999, the Company has incurred net losses in each year since inception. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2014.

As discussed further in Note 7, the Company is contractually obligated to repay $16.2 million under the GE Secured Lending Facility by making monthly principal payments of $600,000 over the next 27 months. At March 31, 2014, the Company’s cash balance was approximately $13.3 million. In order to help finance growth in product sales, to invest in further product development and to otherwise satisfy obligations in 2014 as they mature, the Company completed an IPO of its common stock, and received proceeds of approximately $15.4 million, net of approximately $5.8 million in offering costs. The Company will need to obtain additional funding during the third quarter of 2014 to satisfy the $5.4 million of principal obligations due under the GE Secured Lending Facility through the rest of 2014 (which excludes interest payments and any other fees incurred or that may be incurred) and to maintain compliance with the financial and liquidity covenants related to the GE Secured Lending Facility through 2014. Furthermore, if the Company is unable to access additional funds prior to becoming non-compliant with the liquidity debt covenant, the entire remaining balance of the debt could become immediately due and payable at the option of the lender. The Company is seeking additional financing and expects to obtain additional financing through the issuance of common stock and/or debt, including a refinancing of its existing debt. Additional funding may not be available to the Company on acceptable terms, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to our financial statements as a result of this uncertainty.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of convertible preferred stock and common stock, stock options and unvested restricted stock units. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company reporting a net loss. The Company had potentially dilutive securities representing approximately 2.8 million and 4.4 million shares of common stock at March 31, 2014 and 2013, respectively.

3. Inventories

The components of inventory were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$936	$1,025
WIP	2,454	1,410
Finished Goods	8,238	7,649
	$11,628	$10,084

Finished goods include consigned inventory in the amounts of approximately $4.9 million and $5.5 million as of March 31, 2014 and December 31, 2013, respectively.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
	9,587	9,587
Less accumulated amortization	(5,024)	(4,899)
	$4,563	$4,688

Based on the recorded intangibles at March 31, 2014, the estimated amortization expense is expected to be $376,000 during the remainder of 2014 and approximately $501,000 per year through the 2018 and $1.8 million thereafter.

5. Fair Value Measurements

Financial Instruments Measured and Recorded at Fair Value on a Recurring Basis

The Company measures and records certain financial instruments at fair value on a recurring basis. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	-	quoted market prices for identical assets or liabilities in active markets.
Level 2	-	observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
Level 3	-	unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at March 31, 2014 and December 31, 2013. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Warrant liability
Preferred stock warrants	$-	$-	$-	$-
Common stock warrants	-	-	319	319
Total warrant liability	$-	$-	$319	$319

	Fair Value Measurements at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Warrant liability
Preferred stock warrants	$-	$-	$11	$11
Common stock warrants	-	-	199	199
Total warrant liability	$-	$-	$210	$210

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2014 and 2013. The following table presents a reconciliation of the warrant liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended March 31, 2014 and 2013:

	Common Stock Warrants	Preferred Stock Warrants	Total Warrant Liability
Balance at December 31, 2012	$(2,783)	$(526)	$(3,309)
Issuance of warrants	-	-	-
Modification of warrant terms	(424)	-	(424)
Change in fair value included in earnings, as other income	85	20	105
Balance at March 31, 2013	$(3,122)	$(506)	$(3,628)

Balance at December 31, 2013	$(199)	$(11)	$(210)
Issuance of warrants	-	-	-
Reclassification from liability to equity	-	5	5
Change in fair value included in earnings, as other income	(120)	6	(114)
Balance at March 31, 2014	$(319)	$-	$(319)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period due to a round down provision whereby the exercise price of the warrants would change, if subsequent equity instruments were issued with a lower exercise price.

The assumptions used in estimating the common stock warrant liability at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013

Estimated fair value of common share	$7.52	$5.75
Weighted-average risk free interest rate	0.98%	1.26%
Weighted-average expected life (in years)	3.2	4.1
Expected dividend yield	0%	0%
Weighted average expected volatility	33%	47%

Preferred Stock Warrants

The Company had issued warrants to purchase shares of convertible preferred stock in prior periods. The Company accounted for these warrants under the provisions of ASC 480, Distinguishing Liabilities from Equity. Accordingly, the Company initially recorded a liability for the fair value of these warrants and then re-measured the liability at the end of each reporting period.

Upon completion of the IPO in February 2014, all outstanding warrants exercisable for 2,344,731 warrants representing all outstanding warrants exercisable for shares of preferred stock were converted into  159,834 warrants exercisable for shares of common stock and the convertible preferred stock warrant liability was reclassified to stockholders’ equity. There were no warrants exercisable for shares of preferred stock outstanding at March 31, 2014.

The assumptions used in estimating the preferred stock warrant liability at December 31, 2013 were as follows:

December 31, 2013

Estimated fair value of common share	$5.75
Weighted-average risk free interest rate	1.11%
Weighted-average expected life (in years)	3.6
Expected dividend yield	0%
Weighted average expected volatility	44%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Commissions	$841	$989
Payroll and related expenses	817	645
Royalties	283	277
Interest payable	100	119
Final loan payment fees	1,532	1,281
Offering costs	-	323
Deferred rent	37	32
Professional services	292	-
Other	62	45
	$3,964	$3,711

7. Debt and Line of Credit

In December 2012, the Company closed on a $21.5 million senior secured credit facility with a bank consortium led by GE Capital (the “GE Secured Lending Facility”). The agreement consists of a term loan in the original principal amount of $18.0 million and an up to $3.5 million revolving line of credit secured by the Company’s accounts receivable, based on certain defined criteria, and matures in May 2016. The term loan included interest only payments for a period of 12 months, followed by monthly principal payments of approximately $600,000 for a period of 30 months, which the Company commenced paying in January 2014. The term loan bears interest at the fixed rate of 7.5% per annum, while the line of credit had an interest rate of 7.0% at March 31, 2014 and December 31, 2013, which is based on the variable rate of 5.5% plus the higher of (i) 1.5% and (ii) the three-month LIBOR determined as of two London business days divided by a number equal to 1.0 minus the aggregate of the rates of reserve requirements on the day that is two London business days prior to the beginning of the interest period for Eurocurrency funding that are required to be maintained by a member bank of the Federal Reserve System. There was no amount outstanding under the revolving line of credit and $86,000 was available to borrow at March 31, 2014. The Company pledged all of its assets as collateral for these loans. The agreement includes a non-refundable final payment fee of $720,000, as well as an annual management fee of $15,000 per year.

As of March 31, 2014, the total outstanding principal was $16.2 million, although the financial statements reflect a carrying value of $16.1 million due to the bifurcated value of warrants issued in connection with the GE Secured Lending Facility, which is being amortized to interest expense over the life of the loan. The Company had been in covenant default with regards to the liquidity covenant of the GE Secured Lending Facility several times during 2013. The Company entered into four amendments to its agreement with GE Capital during 2013 to forego the liquidity covenant testing required under the facility. The fourth amendment to the agreement which was entered into in December 2013 stipulated the liquidity covenant would not be tested by GE through January 31, 2014. In January 2014, the Company entered into a fifth amendment to the agreement that extended the time through which the liquidity covenant would not be tested to February 28, 2014. Although the Company was in compliance with the liquidity covenant at March 31, 2014, the Company anticipates that it will be non-compliant with the liquidity covenant by the fourth quarter of 2014, and has therefore classified the entire obligation as a current liability. The Company incurred amendment fees which are being amortized to interest expense over the remaining life of the loans. The total accrued amendment fees at March 31, 2014 and December 31, 2013 were $1.4 million and $1.1 million, respectively. The Company was in compliance with all other covenants under the agreement as of March 31, 2014.

8. Equity

Authorized Stock

In February 2014, prior to the completion of the IPO, the Company’s certificate of incorporation was amended and restated to increase the number of authorized common shares from 150,000,000 to 250,000,000 and the number of authorized preferred shares from 100,000,000 million to 130,000,000.

Initial Public Offering

On February 12, 2014, the Company completed an IPO of its common stock, in which the Company sold and issued 3,682,900 shares of common stock, including 182,900 shares sold pursuant to the exercise by the underwriters of their over-allotment option, at an issuance price of $5.75 per share, less underwriting discounts and commissions. As a result of the offering, the Company received proceeds of approximately $15.4 million, net of approximately $5.8 million in underwriting and offering costs.

On February 11, 2014, the holders of a majority of the outstanding shares of the Company’s Series F convertible preferred stock agreed to waive the conversion adjustment under the Company’s Restated Certificate of Incorporation such that in no event will the denominator used to calculate the conversion ratio be less than $8.00, provided that the Company completed its IPO on or before June 30, 2014. Upon completion of the IPO in February 2014, all 80,910,394 shares of preferred stock converted into 8,029,779 shares of common stock and the value of the convertible preferred stock of $161.5 million was reclassified to stockholders’ equity. Furthermore, upon completion of the IPO, 2,344,731 warrants representing all outstanding warrants exercisable for shares of preferred stock converted into warrants exercisable for 159,834 shares of common stock and the convertible preferred stock warrant liability was reclassified to stockholders’ equity. Following the completion of the IPO, there were no shares of preferred stock or warrants exercisable for shares of preferred stock outstanding.

The conversion ratio of each series of convertible preferred stock at time of conversion was as follows:

Series	Conversion Ratio
Series A	0.0388
Series A-1	0.0582
Series B	0.0414
Series B-1	0.0591
Series C	0.0435
Series C-1	0.0631
Series D	0.0505
Series D-1	0.0653
Series E	0.0441
Series F	0.2500

9. Stock-Based Compensation

Option and Equity Plans

In January 2014, the Company’s board of directors increased the aggregate number of shares issuable under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) to 3,000,000, which was approved by the shareholders in February 2014.

The total number of shares available for grant under the 2012 Plan at March 31, 2014 was 867,323.

Stock Options

A summary of the Company’s stock option activity for the three months ended March 31, 2014 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	106,544	$28.90
Granted	170,392	$6.12
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2014	276,936	$14.88
Exercisable at March 31, 2014	201,401	$17.48
Vested and expected to vest at March 31, 2014	271,483	$15.04

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. There were no options granted to employees during the three months ended March 31, 2013. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the three months ended March 31, 2014:

Weighted-average risk-free interest rate	1.84%
Weighted-average expected life (in years)	6.30
Expected dividend yield	0%
Weighted-average expected volatility	48%

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the three months ended March 31, 2014 was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	168,832	$14.36
Granted	1,730,714	$5.75
Vested	(38,798)	$5.75
Forfeited	(19,847)	$8.96
Unvested at March 31, 2014	1,840,901	$6.10

The total fair value of RSUs vested during the three months ended March 31, 2014 was $216,000.

During the three months ended March 31, 2104, 1,730,714 RSUs were granted to be issued upon the effectiveness of the filing of a registration statement on Form S-8 and will vest upon the expiration of the lock-up period for the Company’s IPO, which will occur in August 2014. The Form S-8 was filed in April 2014. The estimated aggregate value to be recognized as compensation expense in 2014 for the RSUs granted during the three months ended March 31, 2014 was $10.0 million, which will be recognized from April to August 2014.

In February 2013, employees of the Company elected to exchange 93,968 stock options for an equal number of RSUs pursuant to a one-time tender offer approved by the board of directors. The RSUs vest solely upon either a change in control of the Company or upon the expiration of a lock-up period in connection with an underwritten public offering of shares of the Company’s common stock. The incremental fair value on the date of the exchange, representing the difference between the value of the original stock options and the value of the RSUs issued of approximately $758,000 is being recognized over six months from February 12, 2014 to August 12, 2014.

Stock-Based Awards Granted to Nonemployees

The Company from time to time grants options to purchase common stock or restricted stock to non-employees for services rendered. The Company estimates the fair value of the stock options using the Black-Scholes-Merton valuation model at each reporting date and records expense ratably over the vesting period of each stock option award. No options were granted to non-employees during the three months ended March 31, 2013. The Company granted 145,387 options and 50,000 restricted shares to non-employees and recorded stock-based compensation expense of $714,000 during the three months ended March 31, 2014.

The following assumptions were used in the Black-Scholes-Merton valuation model related to non-employee stock options granted during the three months ended March 31, 2014:

Weighted-average risk-free interest rate	2.78%
Weighted-average expected life (in years)	10.0
Expected dividend yield	0%
Weighted-average expected volatility	45%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$2	$-
Research and development	87	12
General and administrative	852	30
Selling and marketing	420	4
Capitalized into inventory	43	-
Total stock-based compensation expense	$1,404	$46

Unrecognized stock-based compensation for stock options and RSUs at March 31, 2014 was as follows (in thousands):

		Weighted
		Average
	Unrecognized	Remaining Period
	Stock-Based	of Recognition
	Compensation	(in years)
Stock options	$551	1.8
RSUs	10,877	0.4
Total unrecognized stock-based compensation at March 31, 2014	$11,428

10. Commitments and Contingencies

From time to time, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

11. Related-Party Transactions

Gregg R. Honigblum, the Chief Executive Officer of each of Creation Capital, LLC (“Creation Capital”) and Creation Capital Advisors, LLC (“Creation Advisors”), served on the Company’s board of directors from December 2006 through September 2013. The Company completed offerings of preferred stock and convertible debt through Creation Capital, as its placement agent, and also received strategic financial advisory services from Creation Advisors.

In conjunction with a warrant restructuring and the sale and issuance of other shares of common stock in March 2013, Creation Advisors was paid a strategic financial advisory fee of approximately $250,000 during the three months ended March 31, 2013. In October 2013, the Company entered into a one-year consulting agreement for financial advisory services with Creation Advisors in which Creation Advisors was to receive compensation of up to $180,000 in cash (payable $15,000 per month). The Company paid $45,000 under this agreement during the three months ended March 31, 2014. This agreement was terminated in March 2014 and as consideration for termination of the agreement, the Company paid $60,000 and issued 50,000 restricted shares of common stock, valued at $372,000, to Creation Advisers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the December 31, 2013 consolidated financial statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our 2013 Annual Report.

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

We currently market our Valeo MC2 silicon nitride interbody spinal fusion devices in the United States and Europe for use in the cervical and thoracolumbar areas of the spine. We believe our Valeo devices have a number of advantages over existing products due to silicon nitride’s key characteristics, resulting in faster and more effective fusion and reduced risk of infection. Our first generation Valeo silicon nitride device received 510(k) regulatory clearance and a CE Mark in 2008. Based on surgeon feedback, we developed a second generation of Valeo AL, PL and TL products with design enhancements that improve surgeon control during implantation and stability post procedure. In the first half of 2013, we initiated a targeted launch of our second generation Valeo AL, PL and TL interbody fusion devices and expect to complete the full launch in the second half of 2014. We are also completing the development of our second generation cervical Valeo Interbody fusion device and expect this to be launched as a beta in the second half of 2014. We also market our Valeo composite interbody spinal fusion device made from both our solid MC2 and porous CSC silicon nitride in the Netherlands, Spain and Germany. We are currently conducting a prospective clinical trial in Europe, named CASCADE, comparing our Valeo composite silicon nitride interbody devices to PEEK interbody devices to obtain additional data to support 510(k) clearance in the United States. The trial is 100% enrolled. We expect results to be available in the second half of 2014. If this trial is successful, we plan to file a 510(k) submission with the FDA by mid-2015. In addition, in the first half of 2013, we initiated a Design and Build Program focused on collaborating with influential surgeons to develop customized silicon nitride spinal fusion products and instruments. The first products designed under this program were sold in the third quarter of 2013.

In addition to our silicon nitride-based spinal fusion products, we market a complementary line of non-silicon nitride spinal fusion products which allows us to provide surgeons and hospitals with a broader range of products. These products include three lines of spinal fusion devices and five types of orthobiologics, which are used by surgeons to help promote bone growth and fusion in spinal fusion procedures. Although our non-silicon nitride products have accounted for approximately 66% and 74% or more of our product revenues for the years ended December 31, 2013 and 2012, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal of becoming a leading commercial biomaterial company.

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

Product Revenue

We derive our product revenue primarily from the sale of spinal fusion devices and related products used in the treatment of spine disorders. Our product revenue is generated from sales to two types of customers: (1) surgeons and hospitals; and (2) stocking distributors. Most of our products are sold on a consignment basis through a network of independent sales distributors; however, we also sell our products to independent stocking distributors. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. We generate the majority of our revenue from the sale of inventory that is consigned to independent sales distributors that sell our products to surgeons and hospitals. For these products, we recognize revenue at the time we are notified the product has been used or implanted and all other revenue recognition criteria have been met. For all other transactions, we recognize revenue when title and risk of loss transfer to the stocking distributor, and all other revenue recognition criteria have been met. We generally recognize revenue from sales to stocking distributors at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Our policy is to classify shipping and handling costs billed to customers as an offset to total shipping expense in the statement of operations, primarily within sales and marketing. In general, our customers do not have any rights of return or exchange.

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

Cost of Revenue

The expenses that are included in cost of revenue include all direct product costs if we obtained the product from third-party manufacturers and our in-house manufacturing costs for the products we manufacture. We obtain our non-silicon nitride products, including our metal and orthobiologic products, from third-party manufacturers, while we currently manufacture our silicon-nitride products in-house.

Specific provisions for excess or obsolete inventory and, beginning in 2013, the 2.3% excise tax on the sale of medical devices in the United States, are also included in cost of revenue. In addition, we pay royalties attributable to the sale of specific products to some of our surgeon advisors that assisted us in the design, regulatory clearance or commercialization of a particular product, and these payments are recorded as cost of revenue.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2014 compared to our condensed consolidated operating results for the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Product revenue	$5,780	$5,253	$527	10%
Total cost of revenue	1,649	1,946	(297)	(15%)
Gross profit	4,131	3,307	824	25%
Operating expenses:
Research and development	591	1,056	(465)	(44%)
General and administrative	3,075	1,382	1,693	123%
Sales and marketing	4,521	3,642	879	24%
Total operating expenses	8,187	6,080	2,107	35%
Loss from operations	(4,056)	(2,773)	(1,283)	46%
Other income (expense), net	(657)	(761)	104	14%
Net loss before income taxes	(4,713)	(3,534)	(1,179)	(33%)
Provision for income taxes	-	-	-	(N/A
Net loss	$(4,713)	$(3,534)	$(1,179)	(33%)

Product Revenue

The following table sets forth our product revenue from sales of the indicated product category for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Silicon Nitride	$2,487	$1,768	$719	41%
Non-Silicon Nitride	3,293	3,485	(192)	(6%)
Total Product Revenue	$5,780	$5,253	$527	10%

Total product revenue during the three months ended March 31, 2014 increased $0.5 million or 10% as compared to the same period in 2013. This increase was primarily driven by increased sales of our silicon nitride products, which increased by $0.7 million or 41%, for the three months ended March 31, 2014 as compared to the same period in 2013 primarily due to our continued focus and investment in sales and marketing efforts of our silicon nitride products. The increase in sales of silicon nitride products was partially offset by a decrease in non-silicon nitride sales of $0.2 million or 6% during the three months ended March 31, 2014 as compared to the same period in 2013, as sales and marketing was primarily focused on silicon nitride product sales as opposed to non-silicon nitride product sales.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Domestic	$5,775	$5,196	$579	11%
International	5	57	(52)	(91%)
Total Product Revenue	$5,780	$5,253	$527	10%

International revenue decreased 91% as we are primarily focused on increasing sales domestically and we expect international sales to remain nominal for the foreseeable future.

Cost of Revenue and Gross Profit

Cost of revenue was $1.6 million during the three months ended March 31, 2014 as compared to $1.9 million for the same period in 2013, a decrease of $0.3 million, or 15%. This decrease was primarily related to a decrease in excess and obsolete inventory costs of $0.1 million related to our first generation Valeo products, which were reserved in 2013, and a decrease in product costs of $0.2 million as we continue to gain production efficiencies. As a result, gross profit as a percentage of product revenue increased by 8% to 71% for three months ended March 31, 2014 from 63% for the same period in 2013.

Research and Development Expenses

Research and development expenses were $0.6 million in the three months ended March 31, 2014 as compared to $1.1 million for the same period in 2013, a decrease of $0.5 million, or 44%. This decrease was primarily due to our allocation, in 2014, of an additional $1.6 million of overhead costs to inventory as a result of the ramp-up phase for our second generation Valeo products, which overhead costs had previously been allocated to research and development expenses during the three months ended March 31, 2013.  The increase in additional overhead allocated to inventory was partially offset by our continued investment in research and development.

General and Administrative Expenses

General and administrative expenses were $3.1 million during the three months ended March 31, 2014 as compared to $1.4 million for the same period in 2013, an increase of $1.7 million, or 123%. This increase was primarily due to an increase in stock-based compensation of $0.8 million, a $0.4 million increase in accounting and consulting expenses, a $0.3 million increase in legal and patent expense and a $0.1 million increase in employee compensation.

Sales and Marketing Expenses

Sales and marketing expenses were $4.5 million during the three months ended March 31, 2014 as compared to $3.6 million for the same period in 2013, an increase of $0.9 million, or 24%. This increase was primarily due to an increase in commission expenses of $0.4 million as our sales increased and overall sales commission rate increased in the three months ended March 31, 2014 as compared to 2013 and an increase in stock compensation of $0.4 million. Marketing expenses also increased by $0.2 million as we continue to focus on marketing our silicon nitride products.

Other Income (Expense), Net

Other expense during the three months ended March 31, 2014 decreased $0.1 million or 14% as compared to the same period in 2013. This decrease in other expense was primarily due to a lower net increase in fair value of our stock warrant liabilities as a result of a portion of the warrants being repriced during the three months ended March 31, 2013. This decrease was partially offset by an increase in interest expense of $0.1 million as a result of increased non-cash interest expense from amortization of debt modification fees.

Liquidity and Capital Resources

For the three months ended March 31, 2014 and 2013, we incurred a net loss of $4.7 million and $3.5 million, respectively, and used cash in operations of $2.0 million and $1.1 million, respectively. We have an accumulated deficit of $144.6 million as of March 31, 2014. With the exception of a small net income for the years ended December 31, 2002 and 1999, we have incurred net losses in each year since our inception. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales.

In order to finance the continued growth in product sales, to invest in further product development and to otherwise satisfy obligations as they mature, we completed an initial public offering of our common stock (“IPO”), in which we sold and issued 3,682,900 shares, including 182,900 shares sold pursuant to the exercise by the underwriters of their over-allotment option, in February 2014, at an issuance price of $5.75 per share, less underwriting discounts and commissions. As a result of the IPO, we received proceeds of approximately $15.4 million, net of approximately $5.8 million in IPO related costs. As of March 31, 2014, we had approximately $13.7 million in cash and cash equivalents and restricted cash. Restricted cash, which was $0.4 million at March 31, 2014, consists of cash balances in transit from a segregated account that must first be applied to pay down any outstanding balance on the revolving credit facility portion of the GE Secured Lending Facility. We will need to obtain additional funding during the third quarter of 2014 to satisfy the $5.4 million of principal obligations due under the GE Secured Lending Facility through 2014 (which excludes interest payments and any other fees and charges incurred or that we may incur) and to maintain compliance with the financial and liquidity covenants related to the GE Secured Lending Facility through the next twelve months. Furthermore, if we are unable to access additional funds prior to becoming non-compliant with the financial or liquidity covenants, the entire remaining balance of the GE Secured Lending Facility could become immediately due and payable at the option of GE Capital.

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

We are seeking additional financing through the issuance of common stock and/or debt, including a refinancing of our existing debt, to satisfy our debt obligations, meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Pursuant to its terms, we must repay the remaining GE Capital term loan balance at March 31, 2014 of $16.2 million by making monthly principal payments of $600,000 over the next 27 months, which began in January 2014. We must pay GE Capital a repayment fee of $720,000 upon prepayment in full or at scheduled maturity of the term loan. The GE Secured Lending Facility also has minimum liquidity covenants that require us to maintain minimum levels of cash, cash equivalents and availability under the revolving credit facility, which can restrict our ability to use our cash and cash equivalents. We were in default of this liquidity covenant in November 2013, and, in December 2013, we amended the terms of the GE Secured Lending Facility to allow for a temporary waiver, effective from November 1, 2013 through January 31, 2014, of the liquidity covenant under the agreement for a fee of $860,000. In addition, we agreed to an additional credit reserve in the amount of $0.5 million, bringing the total reserve to $1.0 million. On January 28, 2014, we obtained an additional waiver of the liquidity covenant from GE Capital through February 28, 2014 and agreed to increase the credit reserve under this facility by an additional $0.5 million, bringing the total reserve to $1.5 million. We also agreed to pay GE Capital a fee of $200,000 in connection with the January 28, 2014 waiver since the GE Secured Lending Facility was not repaid on or before March 31, 2014. The total accrued amendment fees at March 31, 2014 were $1.3 million. We expect to pay the $1.3 million in amendment fees in May 2014. Although we were in compliance with the liquidity covenant at March 31, 2014, we anticipate that we will be unable to comply with the liquidity covenant prior to the fourth quarter of 2014, and have therefore classified the entire obligation as a current liability.

Going Concern

Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended December 31, 2013. The financial information throughout this quarterly report have been prepared on a basis which assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and statements do not include any adjustments that may result from the outcome of this uncertainty.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(2,001)	$(1,115)
Net cash (used in) provided by investing activities	(590)	216
Net cash provided by financing activities	13,569	307
Net cash provided (used)	$10,978	$(592)

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.0 million during the three months ended March 31, 2014, compared to $1.1 million for the same period in 2013, a decrease of $0.8 million, or 79%. The increase in cash used in operating activities during 2014 was primarily attributable to a $2.0 million increase in the change in inventory as we built up our inventory, $0.9 million reduction in accounts payable and accrued liabilities and an overall increase in operational expenditures for sales and marketing and general and administrative activities as we continue to focus our efforts on growth. These amounts were partially offset by a $2.6 million decrease in other current assets primarily due to a reduction of deferred offering costs.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $0.6 million during the three months ended March 31, 2014, compared to $0.2 million provided by investing activities during the same period in 2013, a decrease of $0.8 million. The decrease in net cash from investing activities during 2014 was primarily attributable to purchases of property and equipment of $0.5 million and an increase in restricted cash of $0.1 million. No proceeds were received from maturities of marketable securities during 2014 as compared to the same period in 2013 when we received proceeds of $0.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $13.6 million during the three months ended March 31, 2014, compared to $0.3 million provided during the same period in 2013, an increase of $13.3 million. This increase in net cash provided by financing activities in 2014 was primarily attributable to receiving $15.4 million in net proceeds from the issuance of common stock in our IPO offset by long-term debt principal payments of $1.8 million. In 2013, we received $2.9 million in proceeds from the issuance of common stock in connection with the exercise of common warrants and options, which was offset by net payments of $2.6 million on our revolving credit facility.

Indebtedness

In December 2012, we entered into the GE Secured Lending Facility, which consists of an $18.0 million term loan and up to $3.5 million revolving credit facility with GE Capital, as agent and lender, and Zions First National Bank, as lender. We pledged all of our assets as collateral for the loans. The revolving line of credit is secured by our accounts receivable, based on certain defined criteria. The term loan consists of interest only payments for a period of 12 months, followed by monthly principal payments of $600,000, which we began paying in January 2014, and which will continue until maturity in June 2016. We were in default of the liquidity covenant under the GE Secured Lending Facility in November 2013, and in December 2013, we amended the terms of the GE Secured Lending Facility to allow for a temporary waiver effective from November 1, 2013 through January 31, 2014 of the liquidity covenant under the facility agreement with GE Capital. In addition, we agreed to increase the credit reserve from $0.5 million to $1.0 million. On January 28, 2014, we obtained an additional waiver of the liquidity covenant from GE Capital through February 28, 2014 and agreed to increase the credit reserve under this facility by an additional $0.5 million, bringing the total reserve to $1.5 million. We also agreed to pay GE Capital a fee of $200,000 in connection with the January 28, 2014 waiver because the GE Secured Lending Facility was not repaid on or before March 31, 2014. The amendment fees have been capitalized as debt issuance costs and are being amortized to interest expense over the remaining life of the term loan. The total accrued amendment fees at March 31, 2014 were $1.3 million. We expect to pay the $1.3 million in amendment fees in May 2014.

The term loan bears interest at the fixed rate of 7.5% per annum, while the line of credit had an interest rate of 7.0% at March 31, 2014, which is based on the variable rate of 5.5% plus the higher of (i) 1.5% and (ii) the three-month LIBOR, determined as of two London business days divided by a number equal to 1.0 minus the aggregate of the rates of reserve requirements on the day that is two London business days prior to the beginning of the interest period for Eurocurrency funding that are required to be maintained by a member bank of the Federal Reserve System. The facility agreement includes a non-refundable final payment fee equal to 4% of the original principal amount of the term loan, or $720,000, upon prepayment in full or scheduled maturity of the term loan, as well as an annual management fee equal to $15,000 per year.

The facility agreement includes certain financial covenants related to monthly cash burn and minimum liquidity, days sales outstanding of accounts receivable balances, annual payment restrictions to our directors and other financial reporting requirements. The liquidity covenant requires us to maintain cash and cash equivalents and availability under the revolving credit facility equal to the greater of $1.5 million (exclusive of availability under the revolving credit facility) or six times our monthly cash burn, as defined in the revolving credit facility. This covenant may significantly limit our ability to use our cash and cash equivalents to fund our operations. The facility agreement provides for an unused credit facility fee of 0.75% per annum of the unused portion of the line of credit, payable monthly in arrears.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of our Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition. The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various additional legal proceedings from time to time.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014.

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 20, 2014 we issued 50,000 shares of our common stock to a service provider for services previously rendered with respect to certain corporate development activities.  The sales and issuances of these securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The recipient represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and an appropriate legend was placed upon the stock certificate issued in this transaction.  No underwriter was involved in this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: May 15, 2014	/s/ Eric K. Olson
Eric K. Olson
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	/s/ Jay M. Moyes
Jay M. Moyes
Chief Financial Officer (Principal Financial and Accounting Officer)