Form 10-Q
period 2014-06-30
AMEDICA Corp
filed 2014-08-08
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files);    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

12,411,207 shares of common stock, $0.01 par value, were outstanding at August 1, 2014

Amedica Corporation

Amedica Corporation

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,550	$2,279
Restricted cash	-	392
Trade accounts receivable, net of allowance of $5 and $49, respectively	3,060	2,817
Prepaid expenses and other current assets	1,464	1,575
Deferred offering costs	-	2,763
Inventories, net	12,671	10,084
Total current assets	28,745	19,910

Property and equipment, net	3,949	3,531
Intangible assets, net	4,438	4,688
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$43,330	$34,327

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,584	$3,377
Accrued liabilities	2,366	3,711
Current portion of long-term debt	18,900	17,925
Total current liabilities	23,850	25,013

Deferred rent	547	575
Long-term debt	1,216	-
Other long-term liabilities	134	134
Derivative liabilities	2,721	210

Commitments and contingencies
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 0 and 80,910,394 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; aggregate liquidation value of $0 and $149,692 at June 30, 2014 and December 31, 2013, respectively	-	161,456
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 250,000,000 shares authorized; 12,411,207 and 597,675 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	124	6
Additional paid-in capital / (capital deficiency)	172,613	(13,144)
Accumulated deficit	(157,875)	(139,923)
Total stockholders’ equity (deficit)	14,862	(153,061)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$43,330	$34,327

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenue	$5,836	$6,053	$11,616	$11,306
Costs of revenue	1,603	1,329	3,252	3,275
Operating expenses:
Research and development	3,041	1,145	3,632	2,201
General and administrative	6,280	1,492	9,355	2,874
Sales and marketing	5,540	4,761	10,061	8,403
Total operating expenses	14,861	7,398	23,048	13,478
Loss from operations	(10,628)	(2,674)	(14,684)	(5,447)
Other income (expense):
Interest income	5	4	8	9
Interest expense	(554)	(445)	(1,084)	(892)
Loss on extinguishment of debt	(1,596)	-	(1,596)	-
Change in fair value of derivative liabilities	(448)	54	(562)	(265)
Other expense	(18)	(5)	(34)	(5)
Total other income (expense)	(2,611)	(392)	(3,268)	(1,153)
Net loss before income taxes	(13,239)	(3,066)	(17,952)	(6,600)
Provision for income taxes	-	-	-	-
Net Loss	(13,239)	(3,066)	(17,952)	(6,600)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	-	-	-	(2)
Total comprehensive loss	$(13,239)	$(3,066)	$(17,952)	$(6,602)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.07)	$(5.75)	$(1.95)	$(13.87)

Weighted average common shares outstanding:
Basic and diluted	12,419,110	532,915	9,211,077	475,860

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flow from operating activities
Net loss	$(17,952)	$(6,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	897	890
Amortization of intangible assets	250	250
Amortization of lease incentive for tenant improvements	10	10
Non cash interest expense	420	166
Loss on extinguishment of debt	1,596	-
Stock based compensation	8,824	343
Change in fair value of derivative liabilities	562	265
Loss on disposal of equipment	34	-
Provision for inventory reserve	670	267
Bad debt expense	(20)	181
Changes in operating assets and liabilities:
Trade accounts receivable	(224)	944
Prepaid expenses and other current assets	2,723	19
Inventories	(3,257)	(66)
Other long-term assets	-	3
Accounts payable and accrued liabilities	(2,938)	(333)
Net cash used in operating activities	(8,405)	(3,661)
Cash flows from investing activities
Purchase of property and equipment	(1,365)	(788)
Proceeds from sale of property and equipment	16	-
Decrease in restricted cash	392	206
Purchases of marketable securities	-	(343)
Proceeds from maturities of marketable securities	-	1,405
Net cash provided by (used in) investing activities	(957)	480
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	15,369	-
Proceeds from issuance of stock in connection with exercise of warrants	-	2,878
Proceeds from line of credit	-	7,090
Payments on line of credit	-	(8,392)
Payments on long-term debt	(18,000)	-
Debt extinguishment payments	(735)	-
Proceeds from issuance of long-term debt	22,300	-
Payment of deferred financing costs	(301)	-
Net cash provided by financing activities	18,633	1,576
Net decrease in cash and cash equivalents	9,271	(1,605)
Cash and cash equivalents at beginning of period	2,279	2,741
Cash and cash equivalents at end of period	$11,550	$1,136

Noncash investing and financing activities
Preferred stock converted into common stock	$161,456	$-
Reclassification of warrant liability	$5	$-
Deferred financing costs included in accounts payable and accrued liabilities	$968	$-
Stock and derivative liabilities issued with long-term debt	$2,184	$-
Supplemental cash flow information
Cash paid for interest	$238	$198

See accompanying notes.

AMEDICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Amedica Corporation (“Amedica” or “the Company”) was incorporated in the state of Delaware on December 10, 1996. Amedica is a commercial-stage biomaterials company focused on using its silicon nitride technology platform to develop, manufacture, and commercialize a broad range of medical devices. The Company believes it is the first and only manufacturer to use silicon nitride in medical applications. The Company acquired US Spine, Inc. (“US Spine”), a Delaware spinal products corporation with operations in Florida, on September 20, 2010. The Company’s products are sold primarily in the United States.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013.

Reverse Stock Split

On February 11, 2014, the Company effected a 1 for 25.7746 reverse stock split of the Company’s common stock. The par value and the number of authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

Initial Public Offering

On February 12, 2014, the Company completed an initial public offering (“IPO”) of its common stock, in which the Company sold and issued 3,682,900 shares, including 182,900 shares sold pursuant to the exercise by the underwriters of their over-allotment option, at an issuance price of $5.75 per share, less underwriting discounts and commissions. As a result of the IPO, the Company received proceeds of approximately $15.4 million, net of approximately $5.8 million in underwriting and other offering costs.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Some of the more significant estimates relate to inventory, stock-based compensation, long-lived and intangible assets and the liability for preferred stock and common stock warrants.

Liquidity and Capital Resources

For the six months ended June 30, 2014 and 2013, the Company incurred a net loss of $17.9 million and $6.6 million, respectively, and used cash in operations of $8.4 million and $3.7 million, respectively. The Company had an accumulated deficit of $157.9 million and $139.9 million at June 30, 2014 and December 31, 2013, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2014.

As discussed further in Note 7, the Company refinanced its long-term debt and entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and

Hercules Technology III, LP, as lender (the “Hercules Term Loan”). The Hercules Term Loan has a financial and liquidity covenant that requires the Company to maintain a cash balance in excess of $6.0 million prior to August 15th and a cash balance of $9.0 million thereafter. At June 30, 2014, the Company’s cash balance was approximately $11.6 million. The Company will need to obtain additional funding during the fourth quarter of 2014 to maintain compliance with the financial and liquidity covenants related to the Hercules Term Loan through 2014. Furthermore, if the Company is unable to access additional funds prior to becoming non-compliant with the liquidity debt covenant, the entire remaining balance of the debt could become immediately due and payable at the option of the lender. The Company is seeking additional financing. Additional funding may not be available to the Company on acceptable terms, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to our financial statements as a result of this uncertainty.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of convertible preferred stock and common stock, convertible notes, stock options and unvested restricted stock units. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company reporting a net loss. The Company had potentially dilutive securities representing approximately 4.6 million and 4.4 million shares of common stock at June 30, 2014 and 2013, respectively.

3. Inventories

The components of inventory were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$972	$1,025
WIP	1,586	1,410
Finished Goods	10,113	7,649
	$12,671	$10,084

Finished goods include consigned inventory in the amounts of approximately $3.5 million and $5.5 million as of June 30, 2014 and December 31, 2013, respectively.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
	9,587	9,587
Less accumulated amortization	(5,149)	(4,899)
	$4,438	$4,688

Based on the recorded intangibles at June 30, 2014, the estimated amortization expense is expected to be $251,000 during the remainder of 2014 and approximately $501,000 per year through 2018 and $1.8 million thereafter.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at June 30, 2014 and December 31, 2013. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2014 and December 31, 2013:

	Fair Value Measurements at June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Preferred stock warrants	$-	$-	$-	$-
Common stock warrants	-	-	1,873	1,873
Conversion feature of note	-	-	848	848
Total derivative liability	$-	$-	$2,721	$2,721

	Fair Value Measurements at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Preferred stock warrants	$-	$-	$11	$11
Common stock warrants	-	-	199	199
Total derivative liability	$-	$-	$210	$210

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2014 and 2013. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month periods ended June 30, 2014 and 2013:

	Common Stock Warrants	Preferred Stock Warrants	Conversion Feature of Note	Total Derivative Liability
Balance at December 31, 2012	$(2,783)	$(526)	$-	$(3,309)
Issuances of derivatives	-	-	-	-
Modification of terms	(424)	-	-	(424)
Change in fair value included in earnings, as other income	130	30	-	160
Balance at June 30, 2013	$(3,077)	$(496)	$-	$(3,573)

Balance at December 31, 2013	$(199)	$(11)	$-	$(210)
Issuances of derivatives	(1,106)	-	(848)	(1,954)
Reclassification from liability to equity	-	5	-	5
Change in fair value included in earnings, as other income (loss)	(568)	6	-	(562)
Balance at June 30, 2014	$(1,873)	$-	$(848)	$(2,721)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with ASC 815, Derivatives and Hedging.

The assumptions used in estimating the common stock warrant liability at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013

Estimated fair value of common share	$4.51	$5.75
Weighted-average risk free interest rate	1.26%	1.26%
Weighted-average expected life (in years)	4.0	4.1
Expected dividend yield	0%	0%
Weighted average expected volatility	38%	47%

Preferred Stock Warrants

The Company had issued warrants to purchase shares of convertible preferred stock in prior periods. The Company accounted for these warrants under the provisions of ASC Topic 480, Distinguishing Liabilities from Equity. Accordingly, the Company initially recorded a liability for the fair value of these warrants and then re-measured the liability at the end of each reporting period.

Upon completion of the IPO in February 2014, all outstanding warrants exercisable for 2,344,731 warrants, representing all outstanding warrants exercisable for shares of preferred stock, were converted into 159,834 warrants exercisable for shares of common stock and the convertible preferred stock warrant liability was reclassified to stockholders’ equity. There were no warrants exercisable for shares of preferred stock outstanding at June 30, 2014.

The assumptions used in estimating the preferred stock warrant liability at December 31, 2013 were as follows:

December 31, 2013

Estimated fair value of common share	$5.75
Weighted-average risk free interest rate	1.11%
Weighted-average expected life (in years)	3.6
Expected dividend yield	0%
Weighted average expected volatility	44%

Conversion Feature of Note

The Company entered into a convertible note in June 2014.  The conversion feature of the note was evaluated and determined to be a derivative under ASC Topic 815, Derivatives and Hedging, and is re-measured to fair value at each reporting period.

In addition to considering applicable probability factors, the assumptions used in estimating the conversion feature of the note at June 30, 2014 were as follows:

June 30, 2014

Estimated fair value of common share	$4.51
Weighted-average risk free interest rate	0.47%
Weighted-average expected life (in years)	2.0
Expected dividend yield	0%
Weighted average expected volatility	33%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Commissions	$878	$989
Payroll and related expenses	957	645
Royalties	298	277
Interest payable	-	119
Final loan payment fees	-	1,281
Offering costs	-	323
Deferred rent	43	32
Professional services	110	-
Other	80	45
	$2,366	$3,711

7. Debt

In December 2012, the Company closed on a $21.5 million senior secured credit facility with a bank consortium led by GE Capital (the “GE Secured Lending Facility”). The facility consisted of a term loan in the original principal amount of $18.0 million and an up to $3.5 million revolving line of credit secured by the Company’s accounts receivable, based on certain defined criteria, and was to mature in May 2016. The term loan included interest only payments for a period of 12 months, followed by monthly principal payments of approximately $600,000 for a period of 30 months, which the Company commenced paying in January 2014. The term loan bore interest at the fixed rate of 7.5% per annum. There was no amount outstanding under the revolving line of credit at December 31, 2013 and on June 30, 2014 when the GE Secured Lending Facility was extinguished. The facility required a non-refundable final payment fee of $720,000, as well as an annual management fee of $15,000 per year.

At the time of extinguishment on June 30, 2014, the total outstanding principal was $14.4 million, although the financial statements reflect a carrying value of $14.3 million due to the bifurcated value of warrants issued in connection with the GE Secured Lending Facility, which was being amortized to interest expense over the life of the loan. The Company had been in covenant default with regards to the liquidity covenant of the GE Secured Lending Facility several times during 2013. The Company entered into four amendments to its agreement with GE Capital during 2013 to forego the liquidity covenant testing required under the facility. The fourth amendment to the agreement, which was entered into in December 2013, stipulated the liquidity covenant would not be tested by GE through January 31, 2014. In January 2014, the Company entered into a fifth amendment to the agreement that extended the time through which the liquidity covenant would not be tested to February 28, 2014. In connection with these amendments, the Company incurred amendment fees which were being amortized to interest expense over the remaining life of the loans. The unamortized deferred financing costs were $1.1 million at the time of extinguishment.

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules.  The Hercules Term Loan provided the Company with a $20 million term loan, of which $15.3 million of the proceeds from the Hercules Term Loan were used to repay in full and terminate the GE Secured Lending Facility. The termination of the GE Secured Lending Facility was accounted for as an extinguishment of debt resulting in a $1.6 million loss on extinguishment of debt, which was calculated as the difference between the reacquisition price and the net carrying amount of the GE Secured Lending Facility. On June 30, 2014, the Company also entered into a Securities Purchase Agreement with MG Partners II Ltd. (“Magna”), to which the Company sold to Magna an initial convertible note (“Initial Convertible Note”) with an original principal amount of $2.9 million for a purchase price of $2.5 million. Additionally, Magna is irrevocably bound to purchase an additional unsecured senior convertible note (“Additional Convertible Note”) with an original principal amount of $3.5 million for a fixed purchase price of $3.5 million, no later than ten calendar days after the effective date of the registration statement registering the shares issued in connection with the Securities Purchase Agreement. The Initial Convertible Note and the Additional Convertible Note are collectively referred to as the Magna Convertible Notes.

Hercules Term Loan

The $20.0 million Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules Technology on the closing date.  The closing fee has been recorded as a debt discount and will be amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.5 million.  The final payment fee will increase to $2.0 million in the event that the Company does not receive $3.5 million pursuant to the Additional Convertible Note on or before August 15, 2014. The final payment fee will be accrued and recorded to interest expense over the life of the loan. In addition, the Company issued a warrant to Hercules Technology (“Hercules Warrant”) to purchase 516,129 shares of common stock at an initial exercise price of $4.65, subject to adjustment. The number of shares of common stock for which the Hercules Warrant may be exercisable may be increased to 623,655 if the Company does not receive $3.5 million pursuant to the Additional Convertible Note on or before August 15, 2014. The Hercules Warrant was determined to be a derivative and the $900,000 estimated fair value of the Hercules Warrant was recorded as a debt discount and derivative liability. The debt discount will be amortized to interest expense over the life of the loan and the derivative liability will be marked to market at each reporting period. The Hercules Warrant expires on June 30, 2019. Financing costs were $1.1 million, which were recorded as deferred financing costs and will be amortized to interest expense over the life of the loan. The Hercules Term Loan also has an early termination fee of $1.2 million if the loan is paid prior to July 1, 2015.

The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 7.7%, and (ii) 10.95%.  Interest accrues from the closing date and interest payments are due monthly.  Principal payments are required commencing August 1, 2015 and are to be made in 30 equal installments of approximately $700,000, with the remainder due at maturity.  If, however, the Company meets certain revenue conditions, the interest only period may be extended through February 1, 2016, reducing the number of required principal payments to 24 equal installments. Additionally, under certain circumstances the Company may, or Hercules Technology may, require that $1.5 million of the principal be paid in the form of shares of common stock at a fixed conversion price of $5.72 per share.  The conversion price used for the calculation of the amount of shares to be delivered in such instance is $5.72 per share. The conversion feature was evaluated and determined to be conventional convertible debt with no beneficial conversion feature.

The Hercules Term Loan contains certain covenants related to restrictions on payments to certain company affiliates, financial reporting requirements and a minimum liquidity covenant that requires the Company to maintain cash and cash equivalents of no less than $6.0 million through August 15, 2014 and not less than $9.0 million thereafter.  Although the Company was in compliance with the liquidity covenant at June 30, 2014, the Company anticipates that it will be non-compliant with the liquidity covenant during the fourth quarter of 2014, and has therefore classified the entire obligation as a current liability.

Magna Convertible Notes

The Magna Convertible Notes mature on June 30, 2016 (subject to extension by the holder) and accrue interest at an annual rate of 6.0%. With respect to the Initial Convertible Note, $150,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion of the principal amount) will be automatically extinguished if the Company files a registration statement registering the shares issued in connection with the Securities Purchase Agreement prior to July 30, 2014. The Company filed the registration statement with the SEC on July 17, 2014.  In addition, $250,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) will be automatically extinguished if (1) the registration statement is declared effective by the SEC on or prior to the earlier of (i) October 13, 2014 and (ii) the fifth trading day after the SEC notifies us that the registration statement is not subject to further review, and the prospectus is available for use by Magna and (2) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default, has occurred on or prior to such date.

The Company issued 50,853 shares of its common stock to Magna as a commitment fee.  The estimated fair value of the shares of common stock was $229,000 and was recorded as a debt discount and will be amortized to interest expense over the life of the loan.

The Magna Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna’s option, into shares of common stock at an initial fixed conversion price equal to $3.75 per share (“Initial Fixed Price”).  If, however, the closing sale price of the Company’s common stock is below 110% of the Initial Fixed Price, or $4.13 per share, for two consecutive trading days, either:

(1)

the Company may redeem the Magna Convertible Notes in full at a 127.5% premium of the entire principal and interest remaining on the Magna Convertible Notes within sixty (60) days of such occurrence; or

(2)

beginning on the 61st day following such occurrence, Magna will be able to convert the Magna Convertible Notes, in whole or in part, at the lessor of: (i) the Initial Fixed Price or (ii) a price equal to 80% of the lowest daily volume weighted average price, or VWAP, of the Company’s common stock during the five trading days prior to conversion.

The conversion feature embedded in the Initial Convertible Note was determined to be a derivative and the $848,000 estimated fair value of the conversion feature was recorded as a debt discount and derivative liability. The debt discount will be amortized to interest expense over the life of the loan and the derivative liability will be marked to market at each reporting period.

In addition, the Company issued a warrant to Magna (“Magna Warrant”) to purchase up to 568,889 shares of its common stock at an initial exercise price of $4.65 per share. The Magna Warrant expires on June 30, 2016 and is exercisable as to 257,778 shares immediately and will become exercisable as of the date of issuance of the Additional Convertible Note with respect to the remaining 311,111 shares. The Magna Warrant was determined to be a derivative and the estimated fair value of the warrant associated with the Initial Convertible Note was $206,000 and was recorded as a debt discount and derivative liability. The debt discount will be amortized to interest expense over the life of the loan and the derivative liability will be marked to market at each reporting period.

Outstanding long-term debt consisted of the following (in thousands):

	June 30, 2014			December 31, 2013
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
GE Secured Lending Facility	$-	$-	$-	$18,000	$(75)	$17,925
Hercules Term Loan	20,000	(1,100)	18,900	-	-	-
Convertible Note	2,900	(1,684)	1,216	-	-	-
Total debt	22,900	(2,784)	20,116	18,000	(75)	17,925
Less: Current portion	(20,000)	1,100	(18,900)	(18,000)	75	(17,925)
Long-term debt	$2,900	$(1,684)	$1,216	$-	$-	$-

The following summarizes by year the future principal payments as of June 30, 2014 (in thousands):

Years Ending December 31,	Hercules Term Loan	Magna Convertible Notes	Total
2014	$-	$-	$-
2015	3,333	-	3,333
2016	8,000	2,900	10,900
2017	8,000	-	8,000
2018	667	-	667
Total future principal payments	$20,000	$2,900	$22,900

8. Equity

Authorized Stock

In February 2014, prior to the completion of the IPO, the Company’s certificate of incorporation was amended and restated to increase the number of authorized common shares from 150,000,000 to 250,000,000 and the number of authorized preferred shares from 100,000,000 to 130,000,000.

Initial Public Offering

On February 12, 2014, the Company completed an IPO of its common stock, in which the Company sold and issued 3,682,900 shares of common stock, including 182,900 shares sold pursuant to the exercise by the underwriters of their over-allotment option, at an issuance price of $5.75 per share, less underwriting discounts and commissions. As a result of the offering, the Company received proceeds of approximately $15.4 million, net of approximately $5.8 million in underwriting and other offering costs.

On February 11, 2014, the holders of a majority of the outstanding shares of the Company’s Series F convertible preferred stock agreed to waive the conversion adjustment under the Company’s Restated Certificate of Incorporation such that in no event would the denominator used to calculate the conversion ratio be less than $8.00, provided that the Company completed its IPO on or before June 30, 2014. Upon completion of the IPO in February 2014, all 80,910,394 outstanding shares of preferred stock converted into 8,029,779 shares of common stock and the value of the convertible preferred stock of $161.5 million was reclassified to stockholders’ equity. Furthermore, upon completion of the IPO, 2,344,731 warrants representing all outstanding warrants exercisable for shares of preferred stock converted into warrants exercisable for 159,834 shares of common stock and the convertible preferred stock warrant liability was reclassified to stockholders’ equity. Following the completion of the IPO, there were no shares of preferred stock or warrants exercisable for shares of preferred stock outstanding.

The conversion ratio of each series of convertible preferred stock at time of conversion was as follows:

Series	Conversion Ratio
Series A	0.0388
Series A-1	0.0582
Series B	0.0414
Series B-1	0.0591
Series C	0.0435
Series C-1	0.0631
Series D	0.0505
Series D-1	0.0653
Series E	0.0441
Series F	0.2500

Other Issuances

During the six months ended June 30, 2014, the Company issued 50,583 shares of common stock to Magna as a commitment fee associated with the convertible note and 50,000 shares of restricted common stock as consideration for termination of a consulting agreement.

9. Stock-Based Compensation

Option and Equity Plans

In January 2014, the Company’s board of directors increased the aggregate number of shares issuable under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) to 3,000,000, which was approved by the shareholders in February 2014.

The total number of shares available for grant under the 2012 Plan at June 30, 2014 was 845,708.

Stock Options

A summary of the Company’s stock option activity for the six months ended June 30, 2014 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	106,544	$28.90
Granted	205,392	$6.25
Exercised	-	-
Cancelled	(10,447)	$8.54
Outstanding at June 30, 2014	301,489	$14.17
Exercisable at June 30, 2014	193,225	$18.07
Vested and expected to vest at June 30, 2014	295,448	$14.33

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. There were no options granted to employees during the six months ended June 30, 2013. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the six months ended June 30, 2014:

Weighted-average risk-free interest rate	1.84%
Weighted-average expected life (in years)	6.30
Expected dividend yield	0%
Weighted-average expected volatility	48%

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the six months ended June 30, 2014 was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	168,832	$14.36
Granted	1,730,714	$5.75
Vested	(38,798)	$5.75
Forfeited	(33,232)	$7.84
Unvested at June 30, 2014	1,827,516	$6.09

The total fair value of RSUs vested during the six months ended June 30, 2014 was $216,000.

During the six months ended June 30, 2014, 1,730,714 RSUs were granted to be issued upon the effectiveness of the filing of a registration statement on Form S-8, which was filed in April 2014, and will vest upon the expiration of the lock-up period for the Company’s IPO, which will occur in August 2014. The estimated aggregate value to be recognized as compensation expense in 2014 for the RSUs granted during the six months ended June 30, 2014 was $10.0 million, which is being recognized from April to August 2014.

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

Stock-Based Awards Granted to Nonemployees

The Company from time to time grants options to purchase common stock or restricted stock to non-employees for services rendered. The Company estimates the fair value of the stock options using the Black-Scholes-Merton valuation model at each reporting date and records expense ratably over the vesting period of each stock option award. No options were granted to non-employees during the six months ended June 30, 2013. The Company granted 155,387 options and 50,000 restricted shares to non-employees and recorded stock-based compensation expense of $719,000 during the six months ended June 30, 2014.

The following assumptions were used in the Black-Scholes-Merton valuation model related to non-employee stock options granted during the six months ended June 30, 2014:

Weighted-average risk-free interest rate	2.69%
Weighted-average expected life (in years)	9.9
Expected dividend yield	0%
Weighted-average expected volatility	45%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$213	$2	$215	$2
Research and development	712	41	799	53
General and administrative	4,625	4	5,477	34
Selling and marketing	1,291	231	1,711	235
Capitalized into inventory	579	19	622	19
Total stock-based compensation expense	$7,420	$297	$8,824	$343

Unrecognized stock-based compensation for stock options and RSUs at June 30, 2014 was as follows (in thousands):

		Weighted
		Average
	Unrecognized	Remaining Period
	Stock-Based	of Recognition
	Compensation	(in years)
Stock options	$335	2.2
RSUs	3,468	0.1
Total unrecognized stock-based compensation at June 30, 2014	$3,803

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

12. Subsequent Events

With respect to the Initial Convertible Note, $150,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion of the principal amount) was extinguished when the Company filed a registration statement registering the shares issued in connection with the Securities Purchase Agreement on July 17, 2014. In addition, $250,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when the registration statement was declared effective on August 6, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2013 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q, including those set forth under Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

We currently market our Valeo MC2 silicon nitride interbody spinal fusion devices in the United States and Europe for use in the cervical and thoracolumbar areas of the spine. We believe our Valeo devices have a number of advantages over existing products due to silicon nitride’s key characteristics, resulting in faster and more effective fusion and reduced risk of infection. Our first generation Valeo silicon nitride device received 510(k) regulatory clearance and a CE Mark in 2008. Based on surgeon feedback, we developed a second generation of Valeo AL, PL and OL products with design enhancements that improve surgeon control during implantation and stability post procedure. In 2013, we initiated a targeted launch of our second generation Valeo AL, PL and OL interbody fusion devices and expect to complete the full launch in the third quarter of 2014. We are also completing the development of our second generation cervical and TL Valeo interbody spinal fusion device and expect these to be launched in the fourth quarter of 2014. We also market our Valeo composite interbody spinal fusion devices made from both our solid MC2 and porous CSC silicon nitride in the Netherlands, Spain and Germany. We are currently conducting a prospective clinical trial in Europe, named CASCADE, comparing our Valeo composite silicon nitride interbody devices to PEEK interbody devices to obtain additional data to support 510(k) clearance in the United States. The trial is 100% enrolled. We expect results to be available in the second half of 2014. If this trial is successful, we plan to file a 510(k) submission with the U.S. Food and Drug Administration (“FDA”) by mid-2015. In addition, in the first half of 2013, we initiated a Design and Build Program focused on collaborating with influential surgeons to develop customized silicon nitride spinal fusion products and instruments. The first products designed under this program were sold in the third quarter of 2013.

In addition to our silicon nitride-based spinal fusion products, we market a complementary line of non-silicon nitride spinal fusion products which allows us to provide surgeons and hospitals with a broader range of products. These products include lines of spinal fusion devices and orthobiologics, which are used by surgeons to help promote bone growth and fusion in spinal fusion procedures. Although our non-silicon nitride products have accounted for approximately 55% of our product revenues for the six months ended June 30, 2014 and 66% and 74% or more of our product revenues for the years ended December 31, 2013 and 2012, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal of becoming a leading commercial biomaterial company.

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

Recent Developments

Hercules Loan and Security Agreement

In June 2014, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, as lender (“Hercules Term Loan”).  The Hercules Term Loan provided us with a $20 million term loan that matures on January 1, 2018, and which is secured by substantially all of our assets.  Proceeds of this loan were used to repay in full and terminate our prior credit facility with General Electric Capital Corporation (“GE Capital”), and the remainder of these loan proceeds are being used for general corporate purposes.

The Hercules Term Loan contains a minimum liquidity covenant that requires us to maintain cash and cash equivalents of not less than $6.0 million through August 15, 2014, and not less than $9.0 million thereafter.  At June 30, 2014, the Company’s cash balance was approximately $11.6 million. We will need to obtain additional funding during the fourth quarter of 2014 to maintain compliance with the financial and liquidity covenants under the Hercules Term Loan through the next twelve months.  Furthermore, if we are unable to access additional funds prior to becoming non-compliant with the liquidity covenant, the entire remaining balance of the Hercules Term Loan could become immediately due and payable at the option of Hercules Technology.

In addition, we issued a warrant to Hercules Technology (“Hercules Warrant”), to purchase 516,129 shares of our common stock, subject to adjustment as set forth in the Hercules Warrant. The number of shares of our common stock for which the Hercules Warrant may be exercisable, however, may be increased to 623,655 in the event that we do not meet certain conditions set forth in the Hercules Warrant.

Under the Hercules Term Loan, we will incur a $500,000 penalty in the event that we do not close on the Additional Convertible Note with Magna on or before August 15, 2014.

Private Placement of Senior Convertible Notes and Warrant to Magna

On June 30, 2014, we entered into a Securities Purchase Agreement with MG Partners II Ltd. (“Magna”), pursuant to which we sold to Magna an initial unsecured senior convertible note with an original principal amount of $2.9 million, or the Initial Convertible Note, for a purchase price of $2.5 million. Additionally, Magna is irrevocably bound to purchase, an additional unsecured senior convertible note with an original principal amount of $3.5 million, or the Additional Convertible Note, for a fixed purchase price of $3.5 million, subject only to conditions outside of Magna’s control or that Magna cannot cause not to be satisfied, none of which are related to the market price of shares of our common stock, no later than ten calendar days after the effective date of the registration statement registering the shares issued in connection with the Securities Purchase Agreement, which was declared effective on August 6, 2014. The Initial Convertible Note and the Additional Convertible Note are collectively referred to as Convertible Notes.

With respect to the Initial Convertible Note, $150,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when we filed a registration statement registering the shares issued in connection with the Securities Purchase Agreement on July 17, 2014. In addition, $250,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when the registration statement registering the shares issued in connection with the Securities Purchase Agreement was declared effective on August 6, 2014.

The Convertible Notes mature on June 30, 2016 (subject to extension as provided in the Initial Convertible Note) and accrue interest at an annual rate of 6.0%. The Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna’s option, into shares of common stock at an initial fixed conversion price equal to $3.75 per share, or the Initial Fixed Price. Because the closing sale price of our common stock was below 110% of the Initial Fixed Price, or $4.13 per share, for two consecutive trading days on August 1, 2014, either:

(1)

we may redeem the Convertible Notes in full at a 127.5% premium of the entire principal and interest remaining on the Convertible Notes within sixty (60) days of such occurrence, or September 30, 2014; or

(2)

beginning on the 61st day following such occurrence, or October 1, 2014, Magna will be able to convert the Convertible Notes, in whole or in part, at the lessor of: (i) the Initial Fixed Price or (ii) a price equal to 80% of the lowest daily volume weighted average price, or VWAP, of our common stock during the five trading days prior to conversion.

In addition, we issued a warrant to Magna (“Magna Warrant”), to purchase up to 568,889 shares of our common stock at an exercise price of $4.65 per share. The Magna Warrant expires on June 30, 2016 and is exercisable as to 257,778 shares immediately and will become exercisable as of the date of issuance of the Additional Convertible Note with respect to the remaining 311,111 shares.

At no time will Magna be entitled to convert any portion of the Convertible Notes or exercise any portion of the Magna Warrant to the extent that after such conversion or exercise, Magna (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date, or the Maximum Percentage. The Maximum Percentage may be raised to any other percentage not in excess of 9.99% at the option of Magna upon at least 61 days’ prior notice to us, or lowered to any other percentage, at the option Magna, at any time.

We also issued 50,853 shares of our common stock to Magna which represents 4% of the total purchase price for the Convertible Notes under the Securities Purchase Agreement calculated using a per share price of $4.7195, the VWAP of the Common Stock per share on June 27, 2014, as a commitment fee in connection with our execution of the Securities Purchase Agreement.

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

Specific provisions for excess or obsolete inventory and, beginning in 2013, the excise tax on the sale of medical devices in the United States, are also included in cost of revenue. In addition, we pay royalties attributable to the sale of specific products to some of our surgeon advisors that assisted us in the design, regulatory clearance or commercialization of a particular product, and these payments are recorded as cost of revenue.

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

We expect to incur additional research and development costs as we continue to develop new spinal fusion products such as our second generation Valeo products, our product candidates for total joint replacements, such as our total hip replacement product candidate, and our silicon nitride-coated metals, which may increase our research and development expenses.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three and six months ended June 30, 2014 compared to our condensed consolidated operating results for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Product revenue	$5,836	$6,053	$(217)	(4%)	$11,616	$11,306	$310	3%
Total cost of revenue	1,603	1,329	274	21%	3,252	3,275	(23)	(1%)
Gross profit	4,233	4,724	(491)	(10%)	8,364	8,031	333	4%
Operating expenses:
Research and development	3,041	1,145	1,896	166%	3,632	2,201	1,431	65%
General and administrative	6,280	1,492	4,788	321%	9,355	2,874	6,481	226%
Sales and marketing	5,540	4,761	779	16%	10,061	8,403	1,658	20%
Total operating expenses	14,861	7,398	7,463	101%	23,048	13,478	9,570	71%
Loss from operations	(10,628)	(2,674)	(7,954)	297%	(14,684)	(5,447)	(9,237)	170%
Other income (expense), net	(2,611)	(392)	(2,219)	(566%)	(3,268)	(1,153)	(2,115)	(183%)
Net loss before income taxes	(13,239)	(3,066)	(10,173)	(332%)	(17,952)	(6,600)	(11,352)	(172%)
Provision for income taxes	-	-	-	(N/A	-	-	-	(N/A
Net loss	$(13,239)	$(3,066)	$(10,173)	(332%)	$(17,952)	$(6,600)	$(11,352)	(172%)

Product Revenue

The following table sets forth our product revenue from sales of the indicated product category for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Silicon Nitride	$2,697	$1,779	$918	52%	$5,184	$3,547	$1,637	46%
Non-Silicon Nitride	3,139	4,274	(1,135)	(27%)	6,432	7,759	(1,327)	(17%)
Total Product Revenue	$5,836	$6,053	$(217)	(4%)	$11,616	$11,306	$310	3%

For the three months ended June 30, 2014, total product revenue decreased $0.2 million, or 4%, as compared to the same period in 2013. The decrease was primarily due to a decrease in non-silicon nitride sales of $1.1 million as our sales and marketing efforts were primarily focused on silicon nitride products.  The decrease in sales of non-silicon nitride sales was partially offset by increased sales of our silicon nitride products, which increased by $0.9 million, or 52%, for the three months ended June 30, 2014 as compared to the same period in 2013 primarily due to our continued focus and investment in sales and marketing efforts of our silicon nitride products

For the six months ended June 30, 2014, total product revenue increased $0.3 million, or 3%, as compared to the same period in 2013. This increase was primarily driven by increased sales of our silicon nitride products, which increased by $1.6 million or 46%, for the six months ended June 30, 2014 as compared to the same period in 2013 primarily due to our continued focus and investment in sales and marketing efforts of our silicon nitride products. The increase in sales of silicon nitride products was partially offset by a decrease in non-silicon nitride sales of $1.3 million, or 17%, during the six months ended June 30, 2014 as compared to the same period in 2013, as sales and marketing was primarily focused on silicon nitride product sales.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Domestic	$5,812	$6,028	$(216)	(4%)	$11,587	$11,224	$363	3%
International	24	25	(1)	(4%)	29	82	(53)	(65%)
Total Product Revenue	$5,836	$6,053	$(217)	(4%)	$11,616	$11,306	$310	3%

International revenue was flat for the three months ended June 30, 2014 and decreased for the six months ended June 30, 2014 as compared to the same periods in 2013, as we have primarily focused on increasing sales domestically.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2014, our cost of revenue increased $0.3 million, or 21%, as compared to the same period in 2013. The increase is primarily due to a $0.5 million change in excess and obsolete inventory reserve, which was partially offset by a 3% decrease in our product costs as a percentage of product revenue in 2014 due to production efficiencies.

For the six months ended June 30, 2014, our cost of revenue remained relatively flat as compare to the same period in 2013. Excluding the impact of the $0.4 million increase in excess and obsolete inventory in 2014 as compared to 2013, our product costs, as a percentage of product revenue, decreased from 27% in 2013 to 22% in 2014 due to production efficiencies.

Research and Development Expenses

For the three months ended June 30, 2014, research and development expenses increased $1.9 million, or 166%, as compared to the same period in 2013. This increase was primarily due to a $0.7 million increase in stock-based compensation due to the RSUs granted in 2013 and the beginning of 2014.  Additionally, there was an increase in personnel costs and general research and development expenses as we increased our investment in seeking to develop new products and improve existing products.

For the six months ended June 30, 2014, research and development expenses increased $1.4 million, or 65%, as compared to the same period in 2013.  The increase was primarily due to a $0.8 million increase in stock-based compensation due to the RSUs granted in 2013 and the beginning of 2014. Additionally, there was an increase in personnel costs and general research and development expenses as we increased our investment in seeking to develop new products and improve existing products.

General and Administrative Expenses

For the three months ended June 30, 2014, general and administrative expenses increased $4.8 million, or 321%, as compared to the same period in 2013. This increase was primarily due to an increase in stock-based compensation of $4.6 million due to RSUs granted in 2013 and the beginning of 2014.  Additionally, there was an increase in personnel related expenses and insurance expense due primarily to increased costs associated with becoming a public company.

For the six months ended June 30, 2014, general and administrative expenses increased $6.5 million, or 226%, as compared to the same period in 2013. The increase was primarily due to an increase in stock-based compensation of $5.4 million. Additionally, there was an increase in personnel related expenses and insurance expense due primarily to increased costs associated with becoming a public company.

Sales and Marketing Expenses

For the three months ended June 30, 2014, sales and marketing expenses increased $0.8 million, or 16%, as compared to the same period in 2013.  This increase was primarily due to an increase in stock-based compensation of $1.1 million due to RSUs granted in 2013 and the beginning of 2014. The increase in stock-based compensation was partially offset by a decrease in commissions of $0.4 million due in part to lower revenue and a decrease in the overall commission rate during the three months ended June 30, 2014 compared to the same period in 2013.

For the six months ended June 30, 2014, sales and marketing expenses increased $1.7 million, or 20%, as compared to the same period in 2013.  This increase was primarily due to an increase in stock-based compensation of $1.5 million due to RSUs granted in 2013 and the beginning of 2014. Additionally, there was an increase in depreciation and amortization of the instrument sets of $0.2 million due to the purchase of new instrument sets for the second generation Valeo products in the latter half of 2013 and into 2014.

Other Income (Expense), Net

For the three months ended June 30, 2014, other expense increased $2.2 million, or 556%, as compared to the same period in 2013. This increase was primarily due to a $1.6 million loss on extinguishment of the GE Capital debt primarily due to unamortized deferred financing costs and the termination fee associated with the debt. Additionally, there was a net increase of $0.6 million in the fair value of our derivative liabilities as a result of the exercise price of certain warrants being reset due to the issuance of the Initial Convertible Note, which had a lower conversion price relative to the exercise price of the warrants.

For the six months ended June 30, 2014, other expense increased $2.1 million, or 172%, as compared to the same period in 2013. This increase was primarily due to a $1.6 million loss on extinguishment of the GE Capital debt primarily due to unamortized deferred financing costs and the termination fee associated with the debt. Additionally, there was a net increase of $0.3 million in the fair value of our derivative liabilities as a result of the exercise price of certain warrants being reset due to the issuance of the Initial Convertible Note, which had a lower conversion price relative to the exercise price of the warrants.

Liquidity and Capital Resources

For the six months ended June 30, 2014 and 2013, we incurred a net loss of $18.0 million and $6.6 million, respectively, and used cash in operations of $8.4 million and $3.7 million, respectively. We have an accumulated deficit of $157.9 million as of June 30, 2014. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales.

In order to finance the continued growth in product sales, to invest in further product development and to otherwise satisfy obligations as they mature, we completed an initial public offering of our common stock (“IPO”), in which we sold and issued 3,682,900 shares, including 182,900 shares sold pursuant to the exercise by the underwriters of their over-allotment option, in February 2014, at an issuance price of $5.75 per share, less underwriting discounts and commissions. As a result of the IPO, we received proceeds of approximately $15.4 million, net of approximately $5.8 million in IPO related costs. As of June 30, 2014, we had approximately $11.6 million in cash and cash equivalents.

In June 2014, we entered into the Hercules Term Loan with Hercules Technology. The Hercules Term Loan provides for a $20 million term loan that matures on January 1, 2018 and is secured by substantially all of our assets.  Proceeds of the loan were used to repay in full and terminate our prior credit facility with GE Capital and the remainder of the proceeds of this loan is being used for general corporate purposes.

The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 7.7%, and (ii) 10.95%.  Interest accrues from the date of the Hercules Term Loan with interest payments due monthly commencing on July 1, 2014.  Principal payments are required commencing August 1, 2015 and are to be made in thirty equal installments, with the remainder due at maturity; provided, however, in the event that we meet certain conditions set forth in the Hercules Term Loan, the interest only period may be extended through February 1, 2016, reducing the number of required principal payments to twenty-four.  Additionally, under certain circumstances we may, or Hercules Technology may, require that we repay a portion of the principal in the form of shares of our common stock.  The conversion price used for the calculation of the amount of shares to be delivered in such instance is $5.72 per share.

Under the Hercules Term Loan, we will incur a $500,000 penalty in the event that we do not close on the Additional Convertible Note with Magna on or before August 15, 2014.

The Hercules Term Loan contains certain covenants related to restrictions on payments to certain company affiliates, financial reporting requirements and a minimum liquidity covenant that requires us to maintain cash and cash equivalents of no less than $6.0 million through August 15, 2014 and not less than $9.0 million thereafter. At June 30, 2014, our cash balance was approximately $11.6 million.

We will need to obtain additional funding during the fourth quarter of 2014 to maintain compliance with the financial and liquidity covenants related to the Loan and Security Agreement through the next twelve months. Furthermore, if we are unable to access additional funds prior to becoming non-compliant with the financial or liquidity covenants, the entire remaining balance of the Loan and Security Agreement could become immediately due and payable at the option of Hercules Technology.

The repayment of our obligations under the Hercules Term Loan and the liquidity covenant limit our ability to use our cash and cash equivalents to fund our operations and may restrict our ability to continue development of our product candidates. Additionally, the Hercules Term Loan restricts our ability to incur additional pari passu indebtedness, which may reduce our ability to seek additional financing. If adequate funds are not available on a timely basis, we may terminate or delay the development of one or more of our product candidates, or delay activities necessary to commercialize our product candidates. Additional funding may not be available to us on acceptable terms, or at all. Any additional equity financing, if available, may not be available on favorable terms and will most likely be dilutive to our current stockholders, and debt financing, if available, may involve more restrictive covenants. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.  As a result of our debt obligations, we will need additional funds to meet our operational needs and capital requirements for product development, clinical trials and commercialization.

On June 30, 2014, we entered into a Securities Purchase Agreement with Magna, pursuant to which we sold to Magna the Initial Convertible Note with an original principal amount of $2.9 million for a purchase price of $2.5 million. Additionally, Magna is irrevocably bound to purchase, an additional unsecured senior convertible note with an original principal amount of $3.5 million for a fixed purchase price of $3.5 million, subject only to conditions outside of Magna’s control or that Magna cannot cause not to be satisfied, none of which are related to the market price of shares of our common stock, no later than ten calendar days after the effective date of the registration statement registering the shares issued in connection with the Securities Purchase Agreement, which was declared effective on August 6, 2014.

With respect to the Initial Convertible Note, $150,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when we filed a registration statement registering the shares issued in connection with the Securities Purchase Agreement on July 17, 2014. In addition, $250,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when the registration statement registering the shares issued in connection with the Securities Purchase Agreement was declared effective on August 6, 2014.

The Convertible Notes mature on June 30, 2016 (subject to extension as provided in the Initial Convertible Note) and accrue interest at an annual rate of 6.0%. The Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna’s option, into shares of common stock at an initial fixed conversion price equal to $3.75 per share, or the Initial Fixed Price. Because the closing sale price of our common stock was below 110% of the Initial Fixed Price, or $4.13 per share, for two consecutive trading days on August 1, 2014, either:

(1)

we may redeem the Convertible Notes in full at a 127.5% premium of the entire principal and interest remaining on the Convertible Notes within sixty (60) days of such occurrence, or September 30, 2014; or

(2)

beginning on the 61st day following such occurrence, or October 1, 2014, Magna will be able to convert the Convertible Notes, in whole or in part, at the lessor of: (i) the Initial Fixed Price or (ii) a price equal to 80% of the lowest daily volume weighted average price, or VWAP, of our common stock during the five trading days prior to conversion.

In addition, we issued a warrant to Magna to purchase up to 568,889 shares of our common stock at an exercise price of $4.65 per share. The Magna Warrant expires on June 30, 2016 and is exercisable as to 257,778 shares immediately and will become exercisable as of the date of issuance of the Additional Convertible Note with respect to the remaining 311,111 shares.

At no time will Magna be entitled to convert any portion of the Convertible Notes or exercise any portion of the Magna Warrant to the extent that after such conversion or exercise, Magna (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date, or the Maximum Percentage. The Maximum Percentage may be raised to any other percentage not in excess of 9.99% at the option of Magna upon at least 61 days’ prior notice to us, or lowered to any other percentage, at the option of Magna, at any time.

We also issued 50,853 shares of our common stock to Magna, which represents 4% of the total purchase price for the Convertible Notes under the Securities Purchase Agreement calculated using a per share price of $4.7195, the VWAP of the Common Stock per share on June 27, 2014, as a commitment fee in connection with our execution of the Securities Purchase Agreement.

We are seeking additional financing through the issuance of common stock and/or debt,  to satisfy our debt obligations, meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Going Concern

Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern. Our prior independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended December 31, 2013. The financial information throughout this quarterly report have been prepared on a basis which assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and statements do not include any adjustments that may result from the outcome of this uncertainty.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(8,405)	$(3,661)
Net cash (used in) provided by investing activities	(957)	480
Net cash provided by financing activities	18,633	1,576
Net cash provided (used)	$9,271	$(1,605)

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.4 million during the six months ended June 30, 2014, compared to $3.7 million for the same period in 2013, a decrease of $4.7 million. The increase in cash used in operating activities during 2014 was primarily attributable to a $3.2 million increase in the change in inventory as we built up our inventory, $2.6 million reduction in accounts payable and accrued liabilities and an overall increase in operational expenditures for sales and marketing and general and administrative activities as we continue to focus our efforts on growth. These amounts were partially offset by a $2.7 million decrease in other current assets primarily due to a reduction of deferred offering costs.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $1.0 million during the six months ended June 30, 2014, compared to $0.5 million provided by investing activities during the same period in 2013, a decrease of $1.4 million. The decrease in net cash from investing activities during 2014 was primarily attributable to purchases of property and equipment of $1.4 million and a decrease in restricted cash of $0.4 million as a result of our cash restrictions being released. No proceeds were received from maturities of marketable securities during 2014 as compared to the same period in 2013 when we received proceeds of $1.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $18.6 million during the six months ended June 30, 2014, compared to $1.6 million provided during the same period in 2013, an increase of $17.0 million. This increase in net cash provided by financing activities in 2014 was primarily attributable to receiving $15.4 million in net proceeds from the issuance of common stock in our IPO and proceeds from the issuance of long-term debt of $22.0 million, which were offset by long-term debt payments and debt extinguishment costs of $18.7 million. In 2013, we received $2.9 million in proceeds from the issuance of common stock in connection with the exercise of common warrants and options, which was offset by net payments of $2.6 million on our revolving credit facility.

Indebtedness

In December 2012, we entered into a senior secured credit facility with GE Capital, which consisted of an $18.0 million term loan and up to $3.5 million revolving credit facility.  We pledged all of our assets as collateral for the loans.  The revolving line of credit was secured by our accounts receivable, based on certain defined criteria. This credit facility provided by GE Capital was paid in full on June 30, 2014 and there is no longer any outstanding obligation on this indebtedness.

On June 30, 2014, we entered into the Hercules Term Loan, which provides for a $20 million term loan with a maturity date of January 1, 2018 and is secured by substantially all of our assets.  The proceeds of the loan were used to repay in full and terminate our prior credit facility with GE Capital and the remainder of the proceeds is being used for general corporate purposes.

Also, on June 30, 2014, we entered into a Securities Purchase Agreement with Magna, pursuant to which we sold to Magna the Initial Convertible Note with an original principal amount of $2.9 million for a purchase price of $2.5 million. Additionally, Magna is irrevocably bound to purchase, an additional unsecured senior convertible note with an original principal amount of $3.5 million for a fixed purchase price of $3.5 million, subject only to conditions outside of Magna’s control or that Magna cannot cause not to be satisfied, none of which are related to the market price of shares of our common stock, no later than ten calendar days after the effective date of the registration statement registering the shares issued in connection with the Securities Purchase Agreement, which was declared effective on August 6, 2014.

With respect to the Initial Convertible Note, $150,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when we filed a registration statement registering the shares issued in connection with the Securities Purchase Agreement on July 17, 2014. In addition, $250,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when the registration statement registering the shares issued in connection with the Securities Purchase Agreement was declared effective on August 6, 2014.

The Convertible Notes mature on June 30, 2016 (subject to extension as provided in the Initial Convertible Note) and accrue interest at an annual rate of 6.0%. The Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna’s option, into shares of common stock at an initial fixed conversion price equal to $3.75 per share, or the Initial Fixed Price. Because the closing sale price of our common stock was below 110% of the Initial Fixed Price, or $4.13 per share, for two consecutive trading days on August 1, 2014, either:

(1)

we may redeem the Convertible Notes in full at a 127.5% premium of the entire principal and interest remaining on the Convertible Notes within sixty (60) days of such occurrence, or September 30, 2014; or

(2)

beginning on the 61st day following such occurrence, or October 1, 2014, Magna will be able to convert the Convertible Notes, in whole or in part, at the lessor of: (i) the Initial Fixed Price or (ii) a price equal to 80% of the lowest daily volume weighted average price, or VWAP, of our common stock during the five trading days prior to conversion.

See above in “Recent Developments” for additional information about the Hercules Term Loan and the Convertible Notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those policies during the six months ended June 30, 2014. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

New Accounting Pronouncements

See discussion under Note 1, Organization and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

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

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following are material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014.

We will require additional financing and our failure to obtain additional funding could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of June 30, 2014, December 31, 2013 and December 31, 2012, were $11.5 million, $2.3 million and $2.7 million, respectively. We require substantial future capital in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, to establish effective marketing and sales capabilities. Our existing capital resources, including the net proceeds from our initial public offering of shares of our common stock and financing through Hercules Technology and Magna are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion procedures, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•	future clinical trial results we may must or choose to conduct;
•	potential changes in government regulation; and
•	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of spinal fusion, joint replacement or coated metal product candidates could mean a significant change in the costs and timing associated with the development of these product candidates.

In addition, the repayment of the Loan and Security Agreement and the liquidity covenant limit our ability to use our cash and cash equivalents to fund our operations and may restrict our ability to continue development of our product candidates. Additionally, the Loan and Security Agreement restricts our ability to incur additional pari passu indebtedness, which may reduce our ability to seek additional financing. The Convertible Notes also contain other covenants and events of default customary for financings of that type, including, among other things, limitations on certain other indebtedness, dividends and distributions, sales and transfers of assets and transactions with affiliates.  If adequate funds are not available on a timely basis, we may terminate or delay the development of one or more of our product candidates, or delay activities necessary to commercialize our product candidates. Additional funding may not be available to us on acceptable terms, or at all. Any additional equity financing, if available, may not be available on favorable terms and will most likely be dilutive to our current stockholders, and debt financing, if available, may involve more restrictive covenants. Our ability to access capital when needed is not assured and, if not obtained on a timely basis, will materially harm our business, financial condition and results of operations.

As a result of our debt obligations, we will need additional funds to meet our operational needs and capital requirements for product development, clinical trials and commercialization. The timing and amount of our future capital requirements will depend on many factors, including:

•	our ability to satisfy our obligation to pay principal and interest on the Loan and Security Agreement;
•	our ability to comply with the minimum liquidity covenant related to the Loan and Security Agreement;
•	the level of sales of our current products and the cost of revenue and sales and marketing;
•	the extent of any clinical trials that we will be required to conduct in support of the regulatory clearance of our total hip and knee replacement product candidates;
•	the scope, progress, results and cost of our product development efforts;
•	the costs, timing and outcomes of regulatory reviews of our product candidates;
•	the number and types of products we develop and commercialize;
•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and
•	the extent and scope of our general and administrative expenses.

If we do not adhere to the financial covenants set forth in the Loan and Security Agreement with Hercules Technology, we will be in default of the Loan and Security Agreement.

In June 2014, we entered into a Loan and Security Agreement with Hercules Technology.  The Loan and Security Agreement provided us with a $20 million term loan with a maturity date of January 1, 2018 and is secured by substantially all of our assets as described in more detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Quarterly Report on Form 10-Q. Proceeds of the loan were used to repay in full and terminate our prior credit facility with General Electric Capital Corporation, or GE Capital, and the remainder of the loan proceeds are being used for general corporate purposes.

The Loan and Security Agreement contains a minimum liquidity covenant that requires us to maintain cash and cash equivalents and availability under the Loan and Security Agreement of not less than $6.0 million through August 15, 2014 and not less than $9.0 million thereafter.  We will need to obtain additional funding during the fourth quarter of 2014 to maintain compliance with this minimum liquidity covenant under the Loan and Security Agreement through the next twelve months. Furthermore, if we are unable to access additional funds prior to becoming non-compliant with the liquidity covenant, the entire remaining balance of the Loan and Security Agreement could become immediately due and payable at the option of Hercules Technology.

Hercules Technology could declare a default under the Loan and Security Agreement upon the occurrence of a material adverse effect, as defined under the credit facility, thereby requiring us to either repay the outstanding indebtedness immediately or attempt to reverse the declaration of default through negotiation or litigation.  Any declaration of an event of default could significantly harm our business and prospectus and could cause the price of our common stock to decline.

Future sales of our common stock in the public market may cause our stock price to decline and impair our ability to raise future capital through the sale of our equity securities.

There are a substantial number of shares of our common stock held by stockholders who owned shares of our capital stock prior to our IPO that will be able to be sold in the public market in the near future. Sales by such stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, 2,581,941 outstanding shares of common stock, which were converted from convertible preferred stock to common stock upon the completion of our initial public offering, or IPO, and outstanding warrants to purchase 72,939 shares of common stock, which were converted from preferred stock warrants into common stock warrants upon the completion of our IPO, and 12,363 outstanding shares of common stock, assuming the exercise of common stock warrants, are deemed to be “restricted securities” pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and will be eligible for sale in reliance on Rule 144, subject to the lock-up agreements covering substantially all of these securities which will expire on August 12, 2014.  In addition, warrants to acquire approximately 633,669 shares of our common stock and 8,627,454 shares of our outstanding common stock which are deemed to be “restricted securities” pursuant to Rule 144 under the Securities Act, also will be eligible for sale in reliance on Rule 144, subject to the lock-up agreements covering substantially all of these securities which will expire on August 12, 2014.  A holder of warrants to acquire shares of our common stock will be able to net exercise such warrants by surrendering a portion of that holder’s warrants as payment of the exercise price rather than paying the exercise price in cash. Holders of warrants to acquire approximately 633,669 shares of our common stock would be eligible to rely on Rule 144 for the resale of such shares if the warrants are net exercised, subject to the lock-up agreements. Additionally, 1,527,219 outstanding RSUs will vest on August 12, 2014, resulting in approximately an additional 1,527,219 shares eligible to be sold in the public market.

In addition, because the registration statement we filed on July 17, 2014 was declared effective by the SEC on August 6, 2014, Magna is eligible to sell up to 2,326,409 shares of our common stock following conversion of the Convertible Notes and exercise of the Magna Warrant.

We have also registered all shares of our common stock that we may issue pursuant to our 2003 Stock Option Plan and our Amended and Restated 2012 Equity Incentive Plan, or the 2012 Plan. Shares issued by us upon exercise of options granted under these equity plans are eligible for sale in the public market, subject to the lock-up agreements entered into in connection with the IPO. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Adjustments to the conversion price for our Convertible Notes issued to Magna will dilute the ownership interests of our existing stockholders.

The Magna Convertible Notes are convertible at any time after issuance, in whole or in part, at the holder’s option, into shares of common stock at an initial fixed conversion price equal to $3.75 per share, or the Initial Fixed Price. Because the closing sale price of our common stock was below 110% of the Initial Fixed Price, or $4.13 per share, for two consecutive trading days on August 1, 2014, either: (1) we can redeem the Convertible Notes in full at a 127.5% premium of the entire principal and interest remaining on the Convertible Notes within sixty (60) days of such occurrence or September 30, 2014; or (2) on the 61st day following such occurrence, or October 1, 2014, the holder will be able to convert the Convertible Notes, in whole or in part, at the lessor of: (i) the Initial Fixed Price or (ii) a price equal to 80% of the lowest daily volume weighted average price per share during the five trading days prior to conversion.  Accordingly, if 80% of the lowest daily volume weighted average price per share during the five trading days prior to conversion is less than $4.13 per share, the number of shares issuable upon conversion of the Convertible Notes will increase, and may result in the issuance of a significant number of additional shares of our common stock upon conversion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Sale of Registered Securities

On February 12, 2014, our registration statement on Form S-1 (File No. 333-192232) was declared effective for our initial public offering of shares of our common stock, or the IPO, pursuant to which we registered the sale of 3,500,000 shares of our common stock at $5.75 per share, plus up to an additional 525,000 additional shares to cover the underwriters’ overallotment option. The IPO generated net proceeds to us of approximately $15.4 million, after deducting underwriting discounts and expenses of approximately $5.8 million. The IPO commenced as of February 12, 2014, and terminated before all of the securities registered under the registration statements were sold because the underwriters elected to partially exercise their overallotment option by purchasing 182,900 additional shares of our common stock. JMP Securities LLC acted as the sole book-running manager for the offering. Needham & Company, LLC acted as co-manager for the IPO. None of the underwriting discounts or other offering expenses were incurred or paid to any of our directors or officers or their associates or to persons owning 10% or more of our equity securities or to any of our affiliates.

As of June 30, 2014, we have used approximately $10.8 million of the net proceeds of the IPO as follows:  (i) approximately $4.2 million to fund our debt servicing costs under the existing GE Capital agreement, including principal and interest payments and debt modification fees; (ii) approximately $2.8 million in working capital to increase our product inventories related primarily to the launch of our second generation Valeo products and approximately $1.0 million to purchase surgical instruments, both of which expand our sales, marketing and distribution capabilities for our silicon nitride technology platform; and (iii) approximately $2.8 million in general operating expenditures to fund research and development and commercialization activities, as well as general and administrative activities. The remainder of the net proceeds from the offering is included in cash and cash equivalents. We have broad discretion in the use of the net proceeds from our initial public offering and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our stock. There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus filed with the SEC on February 12, 2014 pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Form of Magna Senior Convertible Note		Form 8-K (Exhibit 4.1)	7/1/14	001-33624

4.2	Magna Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.2)	7/1/14	001-33624

4.3	Hercules Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.3)	7/1/14	001-33624

10.1	Amended and Restated 2012 Equity Incentive Plan, as amended		Form S-8 (Exhibit 4.7)	4/1/14	333-194977

10.2	2013 Employee Stock Purchase Plan*		Form S-8 (Exhibit 4.10)	4/1/14	333-194977

10.3	Securities Purchase Agreement, dated June 30, 2014, by and between the Company and MG Partners II Ltd.		Form 8-K (Exhibit 10.1)	7/1/14	001-33624

10.4	Registration Rights Agreement, dated June 30, 2014, by and between the Company and MG Partners II Ltd.		Form 8-K (Exhibit 10.2)	7/1/14	001-33624

10.5	Loan and Security Agreement, dated June 30, 2014, by and among the Company, its subsidiary, Hercules Technology Growth Capital, Inc., and Hercules Technology III, LP.		Form 8-K (Exhibit 10.3)	7/1/14	001-33624

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document+	X

101.SCH	XBRL Taxonomy Extension Schema Document+	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document+	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+	X

*Management contract or compensatory plan or arrangement.

+Pursuant to applicable securities laws and regulations, we will be deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and will not be subject to liability under any anti-fraud provisions of the federal securities laws with respect to such interactive data files as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed and otherwise are not subject to liability, except as provided by applicable securities laws and regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: August 8, 2014	/s/ Eric K. Olson
Eric K. Olson
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	/s/ Jay M. Moyes
Jay M. Moyes
Chief Financial Officer (Principal Financial and Accounting Officer)