Form 10-Q
period 2014-09-30
AMEDICA Corp
filed 2014-11-06
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

13,798,619 shares of common stock, $0.01 par value, were outstanding at October 31, 2014

Amedica Corporation

Amedica Corporation

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,360	$2,279
Restricted cash	-	392
Trade accounts receivable, net of allowance of $63 and $49, respectively	3,166	2,817
Prepaid expenses and other current assets	1,632	1,575
Deferred offering costs	-	2,763
Inventories, net	12,632	10,084
Total current assets	27,790	19,910

Property and equipment, net	4,048	3,531
Intangible assets, net	4,313	4,688
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$42,349	$34,327

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,326	$3,377
Accrued liabilities	3,653	3,711
Current portion of long-term debt	18,984	17,925
Total current liabilities	23,963	25,013

Deferred rent	532	575
Long-term debt	3,718	-
Other long-term liabilities	134	134
Derivative liabilities	2,045	210

Commitments and contingencies
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 0 and 80,910,394 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; aggregate liquidation value of $0 and $149,692 at September 30, 2014 and December 31, 2013, respectively	-	161,456
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 250,000,000 shares authorized; 12,878,681 and 597,675 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	129	6
Additional paid-in capital / (capital deficiency)	174,635	(13,144)
Accumulated deficit	(162,807)	(139,923)
Total stockholders’ equity (deficit)	11,957	(153,061)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$42,349	$34,327

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenue	$5,998	$5,298	$17,614	$16,604
Costs of revenue	1,939	1,737	5,191	5,012
Operating expenses:
Research and development	1,970	666	5,602	2,867
General and administrative	2,943	1,193	12,298	4,067
Sales and marketing	4,783	3,720	14,844	12,123
Total operating expenses	9,696	5,579	32,744	19,057
Loss from operations	(5,637)	(2,018)	(20,321)	(7,465)
Other income (expense):
Interest income	3	4	11	13
Interest expense	(1,107)	(453)	(2,191)	(1,345)
Loss on extinguishment of debt	-	-	(1,596)	-
Change in fair value of derivative liabilities	1,887	115	1,325	(150)
Other expense	(78)	4	(112)	(1)
Total other income (expense)	705	(330)	(2,563)	(1,483)
Net loss before income taxes	(4,932)	(2,348)	(22,884)	(8,948)
Provision for income taxes	-	-	-	-
Net Loss	(4,932)	(2,348)	(22,884)	(8,948)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	-	-	-	(2)
Total comprehensive loss	$(4,932)	$(2,348)	$(22,884)	$(8,950)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.39)	$(4.11)	$(2.20)	$(17.64)

Weighted average common shares outstanding:
Basic and diluted	12,689,307	571,645	10,383,228	507,227

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flow from operating activities
Net loss	$(22,884)	$(8,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,368	1,290
Amortization of intangible assets	375	375
Amortization of lease incentive for tenant improvements	15	15
Non cash interest expense	961	275
Loss on extinguishment of debt	1,596	-
Stock based compensation	10,851	381
Change in fair value of derivative liabilities	(1,325)	150
Loss on disposal of equipment	112	-
Provision for inventory reserve	1,500	778
Bad debt expense	38	102
Changes in operating assets and liabilities:
Trade accounts receivable	(388)	1,570
Prepaid expenses and other current assets	2,604	(1,574)
Inventories	(4,047)	(1,162)
Other long-term assets	-	3
Accounts payable and accrued liabilities	(2,209)	1,260
Net cash used in operating activities	(11,433)	(5,485)
Cash flows from investing activities
Purchase of property and equipment	(2,027)	(1,570)
Proceeds from sale of property and equipment	30	-
Decrease in restricted cash	392	(38)
Purchases of marketable securities	-	-
Proceeds from maturities of marketable securities	-	2,680
Net cash provided by (used in) investing activities	(1,605)	1,072
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	15,369	-
Proceeds from issuance of stock in connection with exercise of warrants	-	2,878
Proceeds from exercise of stock options	-	77
Proceeds from issuance of preferred stock	-	8,852
Proceeds from line of credit	-	10,940
Payments on line of credit	-	(13,513)
Payments on long-term debt	(18,000)	-
Debt extinguishment payments	(735)	-
Proceeds from issuance of long-term debt	25,800	-
Payment of deferred financing costs	(1,315)	-
Net cash provided by financing activities	21,119	9,234
Net increase in cash and cash equivalents	8,081	4,821
Cash and cash equivalents at beginning of period	2,279	2,741
Cash and cash equivalents at end of period	$10,360	$7,562

Noncash investing and financing activities
Preferred stock converted into common stock	$161,456	$-
Reclassification of warrant liability	$5	$-
Deferred financing costs included in accounts payable and accrued liabilities	$64	$-
Stock and derivative liabilities issued with long-term debt	$3,350	$-
Derivative liabilities issued for prepaid financing costs	$46	$-
Derivative liabilities issued with preferred stock	$-	$871
Supplemental cash flow information
Cash paid for interest	$1,167	$1,057

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2014 and 2013, the Company incurred a net loss of $22.9 million and $8.9 million, respectively, and used cash in operations of $11.4 million and $5.5 million, respectively. The Company had an accumulated deficit of $162.8 million and $139.9 million at September 30, 2014 and December 31, 2013, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2014.

As discussed further in Note 7, the Company refinanced its long-term debt and entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and

Hercules Technology III, LP, as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance in excess of $9.0 million. At September 30, 2014, the Company’s cash balance was approximately $10.4 million. The Company will need to obtain additional funding during the fourth quarter of 2014 to maintain compliance with the liquidity covenants related to the Hercules Term Loan through 2014. Furthermore, if the Company is unable to access additional funds prior to becoming non-compliant with the liquidity covenant, the entire remaining balance of the debt could become immediately due and payable at the option of the lender. Although the Company is seeking additional financing, additional funding may not be available to the Company on acceptable terms, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to our financial statements as a result of this uncertainty.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of convertible preferred stock and common stock, convertible notes, stock options and unvested restricted stock units. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company reporting a net loss. The Company had potentially dilutive securities representing approximately 5.8 million and 4.7 million shares of common stock at September 30, 2014 and 2013, respectively.

3. Inventories

The components of inventory were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$939	$1,025
WIP	471	1,410
Finished Goods	11,222	7,649
	$12,632	$10,084

Finished goods include consigned inventory in the amounts of approximately $3.6 million and $5.5 million as of September 30, 2014 and December 31, 2013, respectively.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
	9,587	9,587
Less accumulated amortization	(5,274)	(4,899)
	$4,313	$4,688

Based on the recorded intangibles at September 30, 2014, the estimated amortization expense is expected to be $126,000 during the remainder of 2014 and approximately $501,000 per year through 2018 and $1.8 million thereafter.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at September 30, 2014 and December 31, 2013. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Preferred stock warrants	$-	$-	$-	$-
Common stock warrants	-	-	127	127
Conversion feature of notes	-	-	1,918	1,918
Total derivative liability	$-	$-	$2,045	$2,045

	Fair Value Measurements at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Preferred stock warrants	$-	$-	$11	$11
Common stock warrants	-	-	199	199
Total derivative liability	$-	$-	$210	$210

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2014 and 2013. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014 and 2013:

	Common Stock Warrants	Preferred Stock Warrants	Conversion Feature of Notes	Total Derivative Liability
Balance at December 31, 2012	$(2,783)	$(526)	$-	$(3,309)
Issuances of derivatives	(871)	-	-	(871)
Modification of terms	(339)	-	-	(339)
Change in fair value	116	73	-	189
Balance at September 30, 2013	$(3,877)	$(453)	$-	$(4,330)

Balance at December 31, 2013	$(199)	$(11)	$-	$(210)
Issuances of derivatives	(1,235)	-	(1,930)	(3,165)
Reclassification from liability to equity	-	5	-	5
Change in fair value	1,307	6	12	1,325
Balance at September 30, 2014	$(127)	$-	$(1,918)	$(2,045)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with ASC 815, Derivatives and Hedging.

The assumptions used in estimating the common stock warrant liability at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Estimated fair value of common share	$1.61	$5.75
Weighted-average risk free interest rate	1.19%	1.26%
Weighted-average expected life (in years)	3.4	4.1
Expected dividend yield	0%	0%
Weighted average expected volatility	35%	47%

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

Upon completion of the IPO in February 2014, all outstanding warrants exercisable for 2,344,731 warrants, representing all outstanding warrants exercisable for shares of preferred stock, were converted into 159,834 warrants exercisable for shares of common stock and the convertible preferred stock warrant liability was reclassified to stockholders’ equity. There were no warrants exercisable for shares of preferred stock outstanding at September 30, 2014.

The assumptions used in estimating the preferred stock warrant liability at December 31, 2013 were as follows:

December 31, 2013

Estimated fair value of common share	$5.75
Weighted-average risk free interest rate	1.11%
Weighted-average expected life (in years)	3.6
Expected dividend yield	0%
Weighted average expected volatility	44%

Conversion Feature of Notes

The Company entered into convertible notes in 2014.  The conversion features of the notes were evaluated and determined to be derivatives under ASC Topic 815, Derivatives and Hedging, and are re-measured to fair value at each reporting period.

The assumptions used in estimating the conversion feature of the notes at September 30, 2014 were as follows:

September 30, 2014
Estimated fair value of common share	$1.61
Weighted-average risk free interest rate	0.58%
Weighted-average expected life (in years)	1.8
Expected dividend yield	0%
Weighted average expected volatility	32%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Commissions	$936	$989
Payroll and related expenses	1,907	645
Royalties	285	277
Interest payable	249	119
Final loan payment fees	116	1,281
Offering costs	-	323
Deferred rent	50	32
Other	110	45
	$3,653	$3,711

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

At the time of extinguishment on June 30, 2014, the total outstanding principal of the GE Secured Lending Facility was $14.4 million, although the financial statements reflected a carrying value of $14.3 million due to the bifurcated value of warrants issued in connection with the GE Secured Lending Facility, which was being amortized to interest expense over the life of the loan. The Company had been in covenant default with regards to the liquidity covenant of the GE Secured Lending Facility several times during 2013. The Company entered into four amendments to its agreement with GE Capital during 2013 to forego the liquidity covenant testing required under the facility. The fourth amendment to the agreement, which was entered into in December 2013, stipulated the liquidity covenant would not be tested by GE through January 31, 2014. In January 2014, the Company entered into a fifth amendment to the agreement that extended the time through which the liquidity covenant would not be tested to February 28, 2014. In connection with these amendments, the Company incurred amendment fees which were being amortized to interest expense over the remaining life of the loans. The unamortized deferred financing costs were $1.1 million at the time of extinguishment.

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules in connection with the Hercules Term Loan.  The Hercules Term Loan provided the Company with a $20 million term loan, of which $15.3 million of the proceeds from the Hercules Term Loan were used to repay in full and terminate the GE Secured Lending Facility. The termination of the GE Secured Lending Facility was accounted for as an extinguishment of debt resulting in a $1.6 million loss on extinguishment of debt, which was calculated as the difference between the reacquisition price and the net carrying amount of the GE Secured Lending Facility. On June 30, 2014, the Company also entered into a Securities Purchase Agreement with MG Partners II Ltd. (“Magna”) pursuant to which the Company sold to Magna an initial convertible note (“Initial Convertible Note”) with an original principal amount of $2.9 million for a purchase price of $2.5 million. Additionally, on August 11, 2014, the Company sold to Magna an additional unsecured senior convertible note (“Additional Convertible Note”) with an original principal amount of $3.5 million for a purchase price of $3.5 million. The Initial Convertible Note and the Additional Convertible Note are collectively referred to as the Magna Convertible Notes.

Hercules Term Loan

The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules Technology on the closing date of the loan.  The closing fee has been recorded as a debt discount and will be amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.5 million.  The final payment fee is being accrued and recorded to interest expense over the life of the loan. In addition, the Company issued a warrant to Hercules Technology (“Hercules Warrant”) to purchase 516,129 shares of the Company’s common stock at an initial exercise price of $4.65, subject to adjustment.  The Hercules Warrant was determined to be a derivative and the $900,000 estimated fair value of the Hercules Warrant was recorded as a debt discount and derivative liability. The debt discount is being amortized to interest expense over the life of the loan and the derivative liability will be marked to market at each reporting period. The Hercules Warrant expires on June 30, 2019. Financing costs were $1.1 million, which were recorded as deferred financing costs and are being amortized to interest expense over the life of the loan. The Hercules Term Loan also has an early termination fee of $1.2 million if the loan is paid prior to July 1, 2015.

The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 7.7%, and (ii) 10.95%.  Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments are required commencing August 1, 2015 and are to be made in 30 equal installments of approximately $700,000, with the remainder due at maturity.  If, however, the Company meets certain revenue conditions, the interest only period may be extended through February 1, 2016, reducing the number of required principal payments to 24 equal installments. Additionally, under certain circumstances the Company may, or Hercules Technology may, require that $1.5 million of the principal be paid in the form of shares of common stock at a fixed conversion price of $5.72 per share.  The conversion feature was evaluated and determined to be conventional convertible debt with no beneficial conversion feature.

The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates, financial reporting requirements and a minimum liquidity covenant that requires the Company to maintain cash and cash equivalents of not less than $9.0 million.  Although the Company was in compliance with the liquidity covenant at September 30, 2014, the Company anticipates that it will be non-compliant with the liquidity covenant during the fourth quarter of 2014 if additional financing is not obtained, and has therefore classified the entire obligation as a current liability.

Magna Convertible Notes

The Initial Convertible Note and the Additional Convertible Note mature on June 30, 2016 and August 11, 2016, respectively, (subject to extension by the holder) and accrue interest at an annual rate of 6.0%. With respect to the Initial Convertible Note, $150,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when the Company filed a registration statement registering the shares issued in connection with the Securities Purchase Agreement on July 17, 2014.  In addition, $250,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when the registration statement was declared effective on August 6, 2014.  At September 30, 2014, the outstanding principal amounts of the Initial Convertible Note and the Additional Convertible Note were $2.5 million and $3.5 million, respectively.

The Company issued 50,853 shares of its common stock to Magna as a commitment fee.  The estimated fair value of the shares of common stock was $229,000 and was recorded as a debt discount and is being amortized to interest expense over the life of the loan.

The Magna Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna’s option, into shares of common stock at an initial fixed conversion price equal to $3.75 per share (“Initial Fixed Price”).  Because the closing sale price of the Company’s common stock was below 110% of the Initial Fixed Price, or $4.13 per share, for two consecutive trading days on August 1, 2014, either:

(1)

the Company could have redeemed the Magna Convertible Notes in full at a 127.5% premium of the entire principal and interest remaining on the Magna Convertible Notes within sixty (60) days of such occurrence, or September 30, 2014, but elected to not redeem the Magna Convertible Notes; or

(2)

beginning on the 61st day following such occurrence, or October 1, 2014, Magna will be able to convert the Magna Convertible Notes, in whole or in part, at the lessor of: (i) the Initial Fixed Price or (ii) a price equal to 80% of the lowest daily volume weighted average price, or VWAP, of the Company’s common stock during the five trading days prior to conversion.

The conversion features embedded in the Initial Convertible Note and the Additional Convertible Note were determined to be derivatives and the estimated fair value of the conversion features of $848,000 and $1.1 million, respectively, were recorded as a debt discount and derivative liability. The debt discount is being amortized to interest expense over the life of the notes and the derivative liability is marked to market at each reporting period.

In addition, the Company issued a warrant to Magna (“Magna Warrant”) to purchase up to 568,889 shares of its common stock at an initial exercise price of $4.65 per share. The Magna Warrant was determined to be a derivative and the estimated fair value of the warrant associated with the Magna Convertible Notes was $290,000 and was recorded as a debt discount and derivative liability. The debt discount is being amortized to interest expense over the life of the loans and the derivative liability is marked to market at each reporting period.

Outstanding long-term debt consisted of the following (in thousands):

	September 30, 2014			December 31, 2013
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
GE Secured Lending Facility	$-	$-	$-	$18,000	$(75)	$17,925
Hercules Term Loan	20,000	(1,016)	18,984	-	-	-
Convertible Note	6,000	(2,282)	3,718	-	-	-
Total debt	26,000	(3,298)	22,702	18,000	(75)	17,925
Less: Current portion	(20,000)	1,016	(18,984)	(18,000)	75	(17,925)
Long-term debt	$6,000	$(2,282)	$3,718	$-	$-	$-

The following summarizes by year the future principal payments as of September 30, 2014 (in thousands):

Years Ending December 31,	Hercules Term Loan	Magna Convertible Notes	Total
2014	$-	$-	$-
2015	3,333	-	3,333
2016	8,000	6,000	14,000
2017	8,000	-	8,000
2018	667	-	667
Total future principal payments	$20,000	$6,000	$26,000

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

Other Issuances

During the nine months ended September 30, 2014, the Company issued 50,583 shares of common stock to Magna as a commitment fee associated with the convertible notes and 50,000 shares of restricted common stock as consideration for termination of a consulting agreement. Furthermore, 467,474 shares of common stock were issued upon the vesting of restricted stock units.

9. Stock-Based Compensation

Option and Equity Plans

In January 2014, the Company’s board of directors increased the aggregate number of shares issuable under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) to 3,000,000, which was approved by the shareholders in February 2014.

The total number of shares available for grant under the 2012 Plan at September 30, 2014 was 178,343.

Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2014 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2013	106,544	$28.90
Granted	1,248,751	$3.69
Exercised	-	-
Forfeited	(18,635)	$5.47
Expired	(10,524)	$8.57
Outstanding at September 30, 2014	1,326,136	$5.65
Exercisable at September 30, 2014	343,141	$11.46
Vested and expected to vest at September 30, 2014	1,262,325	$5.76

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. There were no options granted to employees during the nine months ended September 30, 2013. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the nine months ended September 30, 2014:

Weighted-average risk-free interest rate	1.84%
Weighted-average expected life (in years)	6.30
Expected dividend yield	0%
Weighted-average expected volatility	47%

Restricted Stock Units

Restricted stock unit (“RSU”) activity for the nine months ended September 30, 2014 was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	168,832	$14.36
Granted	1,730,714	$5.75
Vested	(506,272)	$6.45
Forfeited	(333,529)	$5.97
Unvested at September 30, 2014	1,059,745	$6.00

The total fair value of RSUs vested during the nine months ended September 30, 2014 was $1.3 million.

The Company recorded $9.4 million of stock-based compensation for RSUs during the nine months ended September 30, 2014.  In August 2014, certain executives agreed to extend the sale and other restrictions set forth in the lock-up agreements entered into in connection with the IPO with respect to an aggregate of 1,059,745 RSUs until the earlier of November 15, 2014 or the filing of this quarterly report. These RSUs were not vested at September 30, 2014.  Pursuant to their terms, the RSUs vest upon termination of employment and accordingly, all of the stock-based compensation related to these RSUs was recorded during the nine months ended September 30, 2014.

In February 2013, employees of the Company elected to exchange 93,968 stock options for an equal number of RSUs pursuant to a one-time tender offer approved by the board of directors. The RSUs vested upon the expiration of a lock-up period in connection with an underwritten public offering of shares of the Company’s common stock. The incremental fair value on the date of the exchange, representing the difference between the value of the original stock options and the value of the RSUs issued of approximately $758,000 was recognized during the nine months ended September 30, 2014.

Stock-Based Awards Granted to Nonemployees

The Company from time to time grants options to purchase common stock or restricted stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes-Merton valuation model at each reporting date. No options were granted to non-employees during the nine months ended September 30, 2013. The Company granted 165,387 options and 50,000 restricted shares to non-employees and recorded stock-based compensation expense of $711,000 during the nine months ended September 30, 2014.

The following assumptions were used in the Black-Scholes-Merton valuation model related to non-employee stock options granted during the nine months ended September 30, 2014:

Weighted-average risk-free interest rate	2.66%
Weighted-average expected life (in years)	9.9
Expected dividend yield	0%
Weighted-average expected volatility	44%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$10	$(2)	$225	$-
Research and development	505	(10)	1,304	43
General and administrative	715	54	6,192	88
Selling and marketing	554	14	2,265	249
Capitalized into inventory	243	(18)	865	1
Total stock-based compensation expense	$2,027	$38	$10,851	$381

Unrecognized stock-based compensation at September 30, 2014 was as follows (in thousands):

Weighted
Average
	Unrecognized	Remaining Period
	Stock-Based	of Recognition
	Compensation	(in years)
Stock options	$1,440	3.2

10. Commitments and Contingencies

From time to time, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

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

12. Subsequent Events

$847,000 of the principal amount of the Convertible Notes was converted into 871,060 shares of common stock between October 1, 2014 and October 27, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2013 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q, including those set forth under Part II, Item 1A.of this Quarterly Report on Form 10-Q.

Overview

We are a commercial biomaterial company focused on using our silicon nitride technology platform to develop, manufacture and sell a broad range of medical devices. We currently market spinal fusion products and are developing products for use in total hip and knee joint replacements. We believe our silicon nitride technology platform enables us to offer new and transformative products in the orthopedic and other medical device markets. We believe we are the first and only company to use silicon nitride in medical applications and over 19,000 of our intervertebral fusion devices have been implanted in patients.

We currently market our Valeo MC2 silicon nitride interbody spinal fusion devices in the United States and Europe for use in the cervical and thoracolumbar areas of the spine. We believe our Valeo devices have a number of advantages over existing products due to silicon nitride’s key characteristics, resulting in faster and more effective fusion and reduced risk of infection. Our first generation Valeo silicon nitride device received 510(k) regulatory clearance and a CE Mark in 2008. Based on surgeon feedback, we developed a second generation of Valeo AL, PL, OL, TL and cervical interbody fusion devices, which we launched in 2014. We also market our Valeo composite interbody spinal fusion device made from both our solid MC2 and porous CSC silicon nitride in the Netherlands, Spain and Germany. We are currently conducting a prospective clinical trial in Europe, named CASCADE, comparing our Valeo composite silicon nitride interbody devices to PEEK interbody devices to obtain additional data to support 510(k) clearance in the United States. The trial is 100% enrolled. We expect results to be available in the fourth quarter 2014. If this trial is successful, we plan to file a 510(k) submission with the FDA by mid-2015. In addition, in the first half of 2013, we initiated a Design and Build Program focused on collaborating with influential surgeons to develop customized silicon nitride spinal fusion products and instruments. The first products designed under this program were sold in the third quarter of 2013.

In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal fusion products which allows us to provide surgeons and hospitals with a broader range of products. These additional products are complementary to our fusion products and designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 55% of our product revenues for the nine months ended September 30, 2014 and 66% and 74% or more of our product revenues for the years ended December 31, 2013 and 2012, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.

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

Recent Developments

Hercules Loan and Security Agreement

In June 2014 we entered into a Loan and Security Agreement, or Hercules Term Loan, with Hercules Technology Growth Capital, Inc., or. Hercules Technology, as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, as lender. The Hercules Term Loan provided us with a $20 million term loan that matures on January 1, 2018, and is secured by substantially all of our assets. The Hercules Term Loan contains representations and warranties, affirmative, negative and financial covenants, and events of default customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates, including a minimum liquidity covenant that requires us maintain cash and cash equivalents of not less than $9.0 million. We expect our cash balance to be less than $9.0 million sometime in November 2014 and are currently working on obtaining additional funding to maintain a cash balance in excess of $9.0 million. If we are unable to access additional funds prior to becoming non-compliant with the liquidity covenant or amend the minimum liquidity covenant, the entire remaining balance of the Hercules Term Loan could become immediately due and payable at the option of Hercules Technology.

Private Placement of Senior Convertible Notes and Warrant to Magna

On June 30, 2014, we entered into a Securities Purchase Agreement with MG Partners II Ltd., or Magna. Pursuant to the terms of the Securities Purchase Agreement, we sold to Magna an initial unsecured senior convertible note with a principal amount of $2.5 million, or the Initial Convertible Note, for a purchase price of $2.5 million. Additionally, on August 11, 2014, Magna purchased an additional unsecured senior convertible note with an original principal amount of $3.5 million, or the Additional Convertible Note, for a fixed purchase price of $3.5 million. The Initial Convertible Note and Additional Convertible Note are collectively referred to as the Convertible Notes.

The Initial Convertible Note and Additional Convertible Note mature on June 30, 2016 and August 11, 2016, respectively. On October 1, 2014, the Convertible Notes became convertible at any time, in whole or in part, at Magna’s option, into shares of our common stock at a conversion price equal to the lesser of (i) $3.75 per share and (ii) a price equal to 80% of the lowest daily volume weighted average price, or VWAP, of our common stock during the five trading days prior to conversion.

As of November 4, 2014, Magna had converted a total of $847,000 of the principal amount of the Initial Convertible Note into 871,060 shares of our common stock.

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

We expect to incur additional research and development costs as we continue to develop new spinal fusion products, our product candidates for total joint replacements, such as our total hip replacement product candidate, and our silicon nitride-coated metals which may increase our research and development expenses.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three and nine months ended September 30, 2014 compared to our condensed consolidated operating results for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Product revenue	$5,998	$5,298	$700	13%	$17,614	$16,604	$1,010	6%
Costs of revenue	1,939	1,737	202	12%	5,191	5,012	179	4%
Gross profit	4,059	3,561	498	14%	12,423	11,592	831	7%
Operating expenses:
Research and development	1,970	666	1,304	196%	5,602	2,867	2,735	95%
General and administrative	2,943	1,193	1,750	147%	12,298	4,067	8,231	202%
Sales and marketing	4,783	3,720	1,063	29%	14,844	12,123	2,721	22%
Total operating expenses	9,696	5,579	4,117	74%	32,744	19,057	13,687	72%
Loss from operations	(5,637)	(2,018)	(3,619)	179%	(20,321)	(7,465)	(12,856)	172%
Other income (expense), net	705	(330)	1,035	314%	(2,563)	(1,483)	(1,080)	(73%)
Net loss before income taxes	(4,932)	(2,348)	(2,584)	(110%)	(22,884)	(8,948)	(13,936)	(156%)
Provision for income taxes	-	-	-	(N/A	-	-	-	(N/A
Net loss	$(4,932)	$(2,348)	$(2,584)	(110%)	$(22,884)	$(8,948)	$(13,936)	(156%)

Product Revenue

The following table sets forth our product revenue from sales of the indicated product category for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Silicon Nitride	$2,808	$1,784	$1,024	57%	$7,992	$5,331	$2,661	50%
Non-Silicon Nitride	3,190	3,514	(324)	(9%)	9,622	11,273	(1,651)	(15%)
Total Product Revenue	$5,998	$5,298	$700	13%	$17,614	$16,604	$1,010	6%

For the three months ended September 30, 2014, total product revenue increased $0.7 million, or 13%, as compared to the same period in 2013. The increase was primarily due to increased sales of our silicon nitride products, which increased by $1.0 million, or 57%, for the three months ended September 30, 2014 as compared to the same period in 2013 primarily due to our continued focus and investment in sales and marketing efforts of our silicon nitride products. The increase in silicon nitride sales was partially offset by decreased non-silicon nitride sales of $0.3 million as our sales and marketing efforts were primarily focused on silicon nitride products.

For the nine months ended September 30, 2014, total product revenue increased $1.0 million, or 6%, as compared to the same period in 2013. This increase was primarily driven by increased sales of our silicon nitride products, which increased by $2.7 million or 50%, for the nine months ended September 30, 2014 as compared to the same period in 2013 primarily due to our continued focus and investment in sales and marketing efforts of our silicon nitride products. The increase in sales of silicon nitride products was partially offset by a decrease in non-silicon nitride sales of $1.7 million, or 15%, during the nine months ended September 30, 2014 as compared to the same period in 2013, as sales and marketing was primarily focused on silicon nitride product sales.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Domestic	$5,987	$5,292	$695	13%	$17,574	$16,516	$1,058	6%
International	11	6	5	83%	40	88	(48)	(55%)
Total Product Revenue	$5,998	$5,298	$700	13%	$17,614	$16,604	$1,010	6%

International revenue was relatively flat for the three months ended September 30, 2014 and decreased for the nine months ended September 30, 2014 as compared to the same periods in 2013, as we have primarily focused on increasing sales domestically.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2014, our cost of revenue increased $0.2 million, or 12%, as compared to the same period in 2013. The increase is primarily due to increased sales and a $0.3 million increase in excess and obsolete inventory in 2014 as compared to 2013, which were partially offset by a decrease in our product costs, as a percentage of product revenue, in 2014 due to production efficiencies.  Excluding the impact of excess and obsolete inventory, our product costs, as a percentage of product revenue, decreased from 23% in 2013 to 19% in 2014 due to production efficiencies.

For the nine months ended September 30, 2014, our cost of revenue increased $0.2 million, or 4%, as compared to the same period in 2013. The increase is primarily due to increased sales and a $0.7 million increase in excess and obsolete inventory in 2014 as compared to 2013, which were partially offset by a decrease in our product costs, as a percentage of product revenue, in 2014 due to production efficiencies. Excluding the impact of excess and obsolete inventory, our product costs, as a percentage of product revenue, decreased from 25% in 2013 to 21% in 2014 due to production efficiencies.

Research and Development Expenses

For the three months ended September 30, 2014, research and development expenses increased $1.3 million, or 196%, as compared to the same period in 2013. This increase was primarily due to a $0.5 million increase in stock-based compensation due to the RSUs granted in 2013 and the beginning of 2014.  Additionally, there was an increase in personnel costs, clinical study costs and general research and development expenses as we increased our investment in seeking to develop new products and improve existing products.

For the nine months ended September 30, 2014, research and development expenses increased $2.7 million, or 95%, as compared to the same period in 2013.  The increase was primarily due to a $1.3 million increase in stock-based compensation due to the RSUs granted in 2013 and the beginning of 2014. Additionally, there was an increase in personnel costs, clinical study costs and general research and development expenses as we increased our investment in seeking to develop new products and improve existing products.

General and Administrative Expenses

For the three months ended September 30, 2014, general and administrative expenses increased $1.8 million, or 147%, as compared to the same period in 2013. This increase was primarily due to an increase in stock-based compensation of $0.7 million due to RSUs granted in 2013 and the beginning of 2014.  Additionally, there was an increase in personnel related expenses and insurance expense due primarily to increased costs associated with becoming a public company.

For the nine months ended September 30, 2014, general and administrative expenses increased $8.2 million, or 202%, as compared to the same period in 2013. The increase was primarily due to an increase in stock-based compensation of $6.1 million. Additionally, there was an increase in personnel related expenses and insurance expense due primarily to increased costs associated with becoming a public company.

Sales and Marketing Expenses

For the three months ended September 30, 2014, sales and marketing expenses increased $1.1 million, or 29%, as compared to the same period in 2013.  This increase was primarily due to an increase in stock-based compensation of $0.5 million due to RSUs granted in 2013 and the beginning of 2014. Additionally, personnel and other selling related expenses increased as a result of increased headcount to enhance our commercial infrastructure and expand our sales and marketing efforts.  In addition, commissions increased due primarily to increased revenue for the three months ended September 30, 2014 as compared to the same period in 2013 and there was an increase in depreciation and amortization of the instrument sets due to the purchase of new instrument sets for the second generation Valeo products in the latter half of 2013 and into 2014.

For the nine months ended September 30, 2014, sales and marketing expenses increased $2.7 million, or 22%, as compared to the same period in 2013.  This increase was primarily due to an increase in stock-based compensation of $2.0 million due to RSUs granted in 2013 and the beginning of 2014. Additionally, personnel and other selling related expenses increased as a result of increased headcount to enhance our commercial infrastructure and expand our sales and marketing efforts.  In addition, commissions increased due primarily to increased revenue for the three months ended September 30, 2014 as compared to the same period in 2013 and there was an increase in depreciation and amortization of the instrument sets due to the purchase of new instrument sets for the second generation Valeo products in the latter half of 2013 and into 2014.

Other Income (Expense), Net

For the three months ended September 30, 2014, other income increased $1.0 million, or 314%, as compared to the same period in 2013. This increase was primarily due to a net decrease of $1.9 million in the fair value of our derivative liabilities as a result of the decline in our stock price during the third quarter of 2014. The decrease was partially offset by an increase in interest expense of $0.7 million from the additional debt incurred during the second quarter of 2014.

For the nine months ended September 30, 2014, other expense increased $1.0 million, or 73%, as compared to the same period in 2013. This increase was primarily due to a $1.6 million loss on extinguishment of the GE Capital debt primarily due to unamortized deferred financing costs and the termination fee associated with the debt and increased interest expense of $0.9 million from the additional debt incurred during the second quarter of 2014. The increase was partially offset by a net decrease of $1.3 million in the fair value of our derivative liabilities as a result of the decline in our stock price during the third quarter of 2014.

Liquidity and Capital Resources

For the nine months ended September 30, 2014 and 2013, we incurred a net loss of $22.9 million and $8.9 million, respectively, and used cash in operations of $11.4 million and $5.5 million, respectively. We have an accumulated deficit of $162.8 million as of September 30, 2014. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales.

In order to finance the continued growth in product sales, to invest in further product development and to otherwise satisfy obligations as they mature, we completed an initial public offering of our common stock (“IPO”), in which we sold and issued 3,682,900 shares, including 182,900 shares sold pursuant to the exercise by the underwriters of their over-allotment option, in February 2014, at an issuance price of $5.75 per share, less underwriting discounts and commissions. As a result of the IPO, we received proceeds of approximately $15.4 million, net of approximately $5.8 million in IPO related costs. As of September 30, 2014, we had approximately $10.4 million in cash and cash equivalents.

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

The Hercules Term Loan contains certain covenants related to restrictions on payments to certain company affiliates, financial reporting requirements and a minimum liquidity covenant that requires us to maintain cash and cash equivalents of no less than $9.0 million.

We will need to obtain additional funding in November 2014 to maintain compliance with the financial and liquidity covenants related to the Loan and Security Agreement through the next twelve months. Furthermore, if we are unable to access additional funds prior to becoming non-compliant with the financial or liquidity covenants, the entire remaining balance of the Loan and Security Agreement could become immediately due and payable at the option of Hercules Technology.

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

On June 30, 2014, we entered into a Securities Purchase Agreement with MG Partners II Ltd., or Magna. Pursuant to the terms of the Securities Purchase Agreement, we sold to Magna an initial unsecured senior convertible note with an original principal amount of $2.9 million, or the Initial Convertible Note, for a purchase price of $2.5 million. Additionally, on August 11, 2014, Magna purchased an additional unsecured senior convertible note with an original principal amount of $3.5 million, or the Additional Convertible Note, for a fixed purchase price of $3.5 million. The Initial Convertible Note and Additional Convertible Note are collectively referred to as the Convertible Notes.

With respect to the Initial Convertible Note, a total of $400,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when we filed a registration statement registering the underlying shares and that registration statement was declared effective by the SEC on August 6, 2014. The Securities Purchase Agreement and the Convertible Notes also contain representations and warranties, covenants and events of default customary for financings of this type, including, among other things, limitations on certain other indebtedness, dividends and distributions, sales and transfers of assets and transactions with affiliates and rights to participate in our future financings.

The Initial Convertible Note and Additional Convertible Note mature on June 30, 2016 and August 11, 2016, respectively, (subject to extension as provided in the Convertible Notes) and accrue interest at an annual rate of 6.0%. On October 1, 2014, the Convertible Notes became convertible at any time, in whole or in part, at Magna’s option, into shares of our common stock at a conversion price equal to the lesser of (i) $3.75 per share and (ii) a price equal to 80% of the lowest daily volume weighted average price, or VWAP, of our common stock during the five trading days prior to conversion.

As of November 4, 2014, Magna had converted a total of $847,000 of the principal amount of the Initial Convertible Note into 871,060 shares of common stock.

In addition, we issued to Magna a warrant, or the Magna Warrant, to purchase up to 568,889 shares of our common stock at an exercise price of $4.65 per share.

At no time will Magna be entitled to convert any portion of the Convertible Notes or exercise any portion of the Magna Warrant to the extent that after such conversion or exercise, Magna (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of our common stock as of such date, or the Maximum Percentage. The Maximum Percentage may be raised to any other percentage not in excess of 9.99% at the option of Magna upon at least 61 days’ prior notice to us, or lowered to any other percentage, at the option of Magna, at any time. Pursuant to the terms of the Securities Purchase Agreement and as required by the rules of The NASDAQ Stock Market, until stockholder approval is obtained, we may not issue any shares of common stock upon conversion of the Convertible Notes or upon exercise of the Magna Warrant in an aggregate amount that exceeds 19.99% of the issued and outstanding shares of our common Stock on June 30, 2014, or 2,481,000 shares in total. Accordingly, we are required to take all action necessary to obtain stockholder approval at each meeting of stockholders until such approval is obtained.

We also issued 50,853 shares of our common stock to Magna which represents 4% of the total purchase price for the Convertible Notes under the Securities Purchase Agreement calculated using a per share price of $4.7195, the VWAP of the Common Stock per share on June 27, 2014, in connection with our execution of the Securities Purchase Agreement.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(11,433)	$(5,485)
Net cash (used in) provided by investing activities	(1,605)	1,072
Net cash provided by financing activities	21,119	9,234
Net cash provided	$8,081	$4,821

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.4 million during the nine months ended September 30, 2014, compared to $5.5 million for the same period in 2013, an increase of $5.9 million. The increase in cash used in operating activities during 2014 was primarily attributable to a $4.0 million increase in the change in inventory as we built up our inventory, $2.2 million reduction in accounts payable and accrued liabilities and an overall increase in operational expenditures for sales and marketing and general and administrative activities as we continue to focus our efforts on growth. These amounts were partially offset by a $2.6 million decrease in other current assets primarily due to a reduction of deferred offering costs.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $1.6 million during the nine months ended September 30, 2014, compared to $1.1 million provided by investing activities during the same period in 2013, a decrease of $2.7 million. The decrease in net cash from investing activities during 2014 was primarily attributable to purchases of property and equipment of $2.0 million and a decrease in restricted cash of $0.4 million as a result of our cash restrictions being released. No proceeds were received from maturities of marketable securities during 2014 as compared to the same period in 2013 when we received proceeds of $2.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $21.1 million during the nine months ended September 30, 2014, compared to $9.2 million provided during the same period in 2013, an increase of $11.9 million. This increase in net cash provided by financing activities in 2014 was primarily attributable to receiving $15.4 million in net proceeds from the issuance of common stock in our IPO and net proceeds from the issuance of long-term debt of $24.5 million, which were offset by long-term debt payments and debt extinguishment costs of $18.7 million. In 2013, we received $8.9 million in proceeds from the issuance of preferred stock and $2.9 million in proceeds from the issuance of common stock in connection with the exercise of common warrants and options, which were offset by net payments of $2.6 million on our revolving credit facility.

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

Also, on June 30, 2014, we entered into a Securities Purchase Agreement with MG Partners II Ltd., or Magna. Pursuant to the terms of the Securities Purchase Agreement, we sold to Magna an initial unsecured senior convertible note with an original principal amount of $2.9 million, or the Initial Convertible Note, for a purchase price of $2.5 million. Additionally, on August 11, 2014, Magna purchased an additional unsecured senior convertible note with an original principal amount of $3.5 million, or the Additional Convertible Note, for a fixed purchase price of $3.5 million. The Initial Convertible Note and Additional Convertible Note are collectively referred to as the Convertible Notes.

With respect to the Initial Convertible Note, a total of $400,000 of the outstanding principal amount (together with any accrued and unpaid interest with respect to such portion of the principal amount) was automatically extinguished when we filed a registration statement registering the underlying shares and that registration statement was declared effective by the SEC on August 6, 2014. The Securities Purchase Agreement and the Convertible Notes also contain representations and warranties, covenants and events of default customary for financings of this type, including, among other things, limitations on certain other indebtedness, dividends and distributions, sales and transfers of assets and transactions with affiliates and rights to participate in our future financings. Pursuant to the terms of the Securities Purchase Agreement and as required by the rules of The NASDAQ Stock Market, until stockholder approval is obtained, we may not issue any shares of common stock upon conversion of the Convertible Notes or upon exercise of the Magna Warrant in an aggregate amount that exceeds 19.99% of the issued and outstanding shares of our common Stock on June 30, 2014, or 2,481,000 shares in total. Accordingly, we are required to take all action necessary to obtain stockholder approval at each meeting of stockholders until such approval is obtained.

The Initial Convertible Note and Additional Convertible Note mature on June 30, 2016 and August 11, 2016, respectively, (subject to extension as provided in the Convertible Notes) and accrue interest at an annual rate of 6.0%. On October 1, 2014, the Convertible Notes became convertible at any time, in whole or in part, at Magna’s option, into shares of common stock at a conversion price equal to the lesser of (i) $3.75 per share and (ii) a price equal to 80% of the lowest daily volume weighted average price, or VWAP, of our common stock during the five trading days prior to conversion.

As of November 4, 2014, Magna had converted a total of $847,000 of the principal amount of the Initial Convertible Note into 871,060 shares of common stock.

See above in “Liquidity and Capital Resources” for additional information about the Hercules Term Loan and the Convertible Notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those policies during the nine months ended September 30, 2014. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

New Accounting Pronouncements

See discussion under Note 1, Organization and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Principal Accounting Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, we implemented the following controls that management believes are reasonably likely to materially affect our internal control over financial reporting and that are intended to help address the material weaknesses identified by our previous auditors:

•

In 2014, we hired a Director of Finance who was hired, in part, due to his knowledge and experience with recording and disclosure of non-routine transactions and internal controls over financial reporting.

•

We have implemented internal controls whereby all non-routine transactions are now reviewed and evaluated to determine the proper recording and disclosure in accordance with generally accepted accounting principles (“GAAP”).

•

We have implemented formal financial close processes and controls such as utilizing a closing checklist, ensuring all journal entries are reviewed by a qualified independent person and ensuring reconciliations for all balance sheet accounts are timely completed and reviewed. We believe these controls have helped identify and evaluate transactions for appropriate cut-off at the end of the financial reporting period and have increased the level of precision and timeliness of our overall financial close process.

•

In 2014, we hired a senior accountant whose primary responsibility is to ensure that inventory balances and transactions are properly recorded in accordance with GAAP.  As part of the monthly financial close process, the senior accountant ensures inventory reports are generated in a timely manner; all inventory accounts are reconciled, and any unusual inventory transactions are recorded properly.

•	We have implemented a formal program by which material inventory and instrument sets, including those held by independent distributors, are physically counted on a routine basis.

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

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of September 30, 2014, December 31, 2013 and December 31, 2012, were $10.4 million, $2.3 million and $2.7 million, respectively. We require substantial future capital in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, to establish effective marketing and sales capabilities. Our existing capital resources, including the net proceeds from our initial public offering of shares of our common stock and financing through Hercules Technology and Magna are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion procedures, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

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

The Loan and Security Agreement contains a minimum liquidity covenant that requires us to maintain cash and cash equivalents and availability under the Loan and Security Agreement of not less than $9.0 million.  We will need to obtain additional funding during the fourth quarter of 2014 to maintain compliance with this minimum liquidity covenant under the Loan and Security Agreement through the next twelve months. Furthermore, if we are unable to access additional funds prior to becoming non-compliant with the liquidity covenant, the entire remaining balance of the Loan and Security Agreement could become immediately due and payable at the option of Hercules Technology.

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

There are a substantial number of shares of our common stock held by stockholders who owned shares of our capital stock prior to our initial public offering that they may be able to sell in the public market. Sales by such stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, prior to August 12, 2014, 2,581,941 outstanding shares of common stock, which were converted from convertible preferred stock to common stock upon the completion of our initial public offering, or IPO, and outstanding warrants to purchase 72,939 shares of common stock, which were converted from preferred stock warrants into common stock warrants upon the completion of our IPO, and 12,363 outstanding shares of common stock, assuming the exercise of common stock warrants, are deemed to be “restricted securities” pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Following August 12, 2014, those shares became eligible for sale in reliance on Rule 144, subject to the lock-up agreements covering shares subject to our Executive Retention Program. These shares of common stock, totaling 2,667,243 shares, assuming the exercise of the common stock warrants, represent approximately 21% of the total number of shares of our common stock outstanding. In addition, warrants to acquire approximately 633,669 shares of our common stock and 8,627,454 shares of our outstanding common stock which are deemed to be “restricted securities” pursuant to Rule 144 under the Securities Act, also will be eligible for sale in reliance on Rule 144, subject to the lock-up agreements covering substantially all of these securities which will expire on August 12, 2014. A holder of warrants to acquire shares of our common stock will be able to net exercise such warrants by surrendering a portion of that holder’s warrants as payment of the exercise price rather than paying the exercise price in cash. As of December 31, 2013, holders of warrants to acquire approximately 633,669 shares of our common stock would be eligible to rely on Rule 144 for the resale of such shares if the warrants are net exercised, subject to the lock-up agreements. Additionally, we have 1,059,745 outstanding RSUs at October 17, 2014 that may be eligible to be sold in the public market once the existing lock-up agreement expires.

On August 7, 2014, Magna became eligible to sell up to 2,326,409 shares of our common stock following conversion of the Convertible Notes and exercise of the Magna Warrant.

We have also registered all shares of our common stock that we may issue pursuant to our 2003 Stock Option Plan and our Amended and Restated 2012 Equity Incentive Plan, or the 2012 Plan. Shares issued by us upon exercise of options granted under these equity plans are eligible for sale in the public market. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

Adjustments to the conversion price for our Convertible Notes issued to Magna will dilute the ownership interests of our existing stockholders.

The Magna Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna’s option, into shares of common stock at the lesser of (i) the initial fixed conversion price of $3.75 per share and (ii) a price equal to 80% of the lowest daily volume weighted average price per share during the five trading days prior to conversion. Accordingly, if the market value of shares of our common stock decreases, the number of shares issuable upon conversion of the Convertible Notes will increase, and may result in the issuance of a significant number of additional shares of our common stock upon conversion if our stock price decreases.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On September 17, 2014, we issued a warrant to purchase 50,000 shares of our common stock to a service provider to be a financial advisor in connection with our financing. The sales and issuances of these securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The recipient represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and an appropriate legend was placed upon the stock certificate issued in this transaction.  No underwriter was involved in this transaction.

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

As of September 30, 2014, we have used approximately $14.5 million, of the net proceeds of the IPO as follows:  (i) approximately $4.2 million to fund our debt servicing costs under the existing GE Capital agreement, including principal and interest payments and debt modification fees; (ii) approximately $4.0 million in working capital to increase our product inventories related primarily to the launch of our second generation Valeo products and approximately $1.7 million to purchase surgical instruments, both of which expand our sales, marketing and distribution capabilities for our silicon nitride technology platform; and (iii) approximately $4.6 million in general operating expenditures to fund research and development and commercialization activities, as well as general and administrative activities. There was no material change in the planned use of proceeds from the IPO as described in our final prospectus filed with the SEC on February 12, 2014 pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Form of Executive Retention Program Agreement*		Form 8-K (Exhibit 10.1)	8/14/14	001-33624

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: November 6, 2014	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	/s/ Gordon G. Esplin
Gordon G. Esplin
Vice President of Finance (Principal Accounting Officer)