Form 10-K
period 2014-12-31
AMEDICA Corp
filed 2015-03-24
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $48,738,000.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 6, 2015 was 26,756,808.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly and annual results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including, without limitation, our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We are a commercial biomaterial company focused on using our silicon nitride technology platform to develop, manufacture and sell a broad range of medical devices. We currently market spinal fusion products and are developing products for use in total hip and knee joint replacements. We believe our silicon nitride technology platform enables us to offer new and transformative products in the orthopedic and other medical device markets. We believe we are the first and only company to use silicon nitride in medical applications. Over 20,000 of our silicon nitride spine products have been implanted in patients.

Biomaterials come in a variety of synthetic or natural materials available in a variety of forms that are used in virtually every medical specialty. We believe our silicon nitride biomaterial has superior characteristics compared to commonly used biomaterials in the markets we are targeting, including polyetheretherketone, or PEEK, which is the most common biomaterial used for interbody spinal fusion products. Specifically, we believe our silicon nitride has the following key attributes: promotion of bone growth; hardness, strength and resistance to fracture; resistance to wear; non-corrosive; anti-infective properties; biocompatibility; and superior diagnostic imaging compatibility.

We currently market our Valeo® family of silicon nitride interbody spinal fusion devices in the United States and Europe for use in the cervical and thoracolumbar areas of the spine. We believe our Valeo devices have a number of advantages over existing products due to silicon nitride’s key characteristics, resulting in faster and more effective fusion and reduced risk of infection.

In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal fusion products which allows us to provide surgeons and hospitals with a broader range of products. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 52% and 66% of our product revenues for the years ended December 31, 2014 and 2013, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.

In addition to the markets into which we directly sell our products, we are utilizing our silicon nitride technology platform to expand our current penetration in the spinal fusion market through original equipment manufacturer (“OEM”) and private label partnerships. We also expect to do the same in other markets such as total hip and knee joint replacements, dental and sports medicine. We believe our biomaterial expertise, strong intellectual property and formulaic manufacturing process will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using silicon nitride and our technology platform to improve their characteristics.

We are also incorporating our silicon nitride technology into components for use in total hip and knee replacement product candidates that we plan on developing in collaboration with a strategic partner. We believe that our silicon nitride total hip and knee product candidates will provide competitive advantages over current products made with traditional biomaterials. We also believe our silicon nitride technology platform can be used for developing products in other markets and have developed prototypes for use in the dental, sports medicine and trauma markets. As a result of some of the key characteristics of our silicon nitride, we also believe our coating technology may be used to enhance our metal products as well as commercially available metal spinal fusion, joint replacement and other medical products.

We operate a 30,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah, and we are the only vertically integrated silicon nitride medical device manufacturer in the world. We market and sell our products to surgeons and hospitals in the United States and select markets in Europe and South America through our established network of more than 50 independent sales distributors who are managed by our experienced in-house sales and marketing management team.  We have also started entering into OEM and private label relationships with third parties to further the commercialization of our silicon nitride technology platform beyond our own direct marketing and selling efforts.

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

The Interbody Spinal Fusion Market

The human spinal canal is made up of 33 interlocking bones, referred to as vertebrae, separated by 23 intervertebral discs comprised of a hard outer ring made of collagen with a soft inner core, that act as shock absorbers between vertebrae. Disorders of the spine can result from degenerative conditions, deformities and trauma or tumor-related damage. Spinal fusion is the standard of care used to treat most spinal disorders and typically involves the placement of an interbody device between vertebrae to reestablish spacing between vertebrae and alignment of the spine. Generally, the interbody device is stabilized by screws and, in some procedures, plates or rods. To enhance bone attachment, surgeons often pack the interbody device with a biomaterial that induces bone growth. Following successful treatment, new bone tissue grows in and around the interbody device over time, which helps fuse the vertebrae and create long-term stability of the interbody device, leading to the alleviation of pain and increase in mobility. We selected this market as the first application for our silicon nitride technology because of its size, the limitations of currently available products and the key characteristics silicon nitride possesses, which are critical for a superior interbody spinal fusion device.

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

PEEK (polyetheretherketone)

PEEK is the most frequently used biomaterial for interbody spinal devices and accounted for approximately 70% of the interbody spinal devices implanted in the United States in 2013. We believe PEEK has the following limitations:

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

Allograft Bone

Allograft bone is the second most frequently used biomaterial in interbody spinal fusion devices and accounted for less than 15% of the devices implanted in the United States in 2013. Allograft bone has the following limitations:

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

Metals

Metal interbody devices accounted for less than 10% of the devices implanted in the United States in 2013. Metals have the following limitations:

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

•

Hard, Strong and Resistant to Fracture. Our silicon nitride is hard, strong and possesses superior resistance to fracture over traditional ceramics and greater strength than polymers currently on the market. For example, our silicon nitride’s flexural strength is more than five times that of PEEK and our silicon nitride’s compressive strength is over twenty times that of PEEK. Unlike PEEK interbody spinal fusion devices, we believe our silicon nitride interbody spinal fusion devices can withstand the forces exerted during implantation and daily activities over the long term.

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

•

In-House Manufacturing Capabilities. We operate a 30,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. This operation complies with the FDA’s quality system regulation, or QSR, and is certified under the International Organization for Standardization’s, or ISO, standard 13485 for medical devices. This facility allows us to rapidly design and produce silicon nitride products, while controlling the entire manufacturing process from raw material to finished goods. We have also entered to a manufacturing, development and supply agreement with Kyocera Industrial Ceramics Corporation, or Kyocera, under which Kyocera will become a second qualified manufacturer of our silicon nitride-based spinal fusion products and product candidates.

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

•

Highly Experienced Management and Surgeon Advisory Team. Members of our management team have experience in product development, launching of new products into the orthopedics market and selling to hospitals through direct sales organizations, distributors, manufacturers and other orthopedic companies. We also collaborate with a network of leading surgeon advisors in the design, development and use of our silicon nitride products and product candidates.

Our Strategy

Our goal is to become a leading biomaterial company focused on using our silicon nitride technology platform to develop, manufacture and commercialize a broad range of medical devices. Key elements of our strategy to achieve this goal are the following:

•

Drive Further Adoption of our Silicon Nitride Interbody Spinal Fusion Devices. We believe that increasing the awareness of our silicon nitride technology by educating surgeons about its key benefits, and the design improvements to our silicon nitride products and related instruments, will accelerate the adoption of our products and ultimately help improve patient outcomes. To drive further awareness of our products and the associated benefits offered by our silicon nitride technology, we will continue to educate surgeons through multiple channels, including industry conferences and meetings, media outlets and through our sales and marketing efforts.

•

Establish and Develop OEM Partnerships and Distribution Arrangements. Because we believe silicon nitride is a superior platform and technology for application in the spine and total joint markets, we seek to establish partnerships with other orthopedic companies to replace their inferior materials and products with silicon nitride. If successful, we will duplicate their designs and characteristics and leverage their existing instrumentation by providing the market place with a superior solution at a competitive price.

•

Continue to Implement our Design and Build Program. As our first foray into an OEM partnership strategy, we initiated a commercialization strategy in 2013, referred to as our Design and Build Program. This program allows for close collaboration with influential surgeons to develop customized silicon nitride spinal fusion products and instruments. We first sell these products to the designing surgeons and a team of evaluating surgeons. After evaluation and acceptance by these surgeons, we then introduce these products more broadly into the market. The first products designed under this program were sold for initial evaluation in the third quarter of 2013.

•

Enhance our Commercial Infrastructure. We expect to increase the productivity of our sales and marketing team by continuing to engage experienced independent sales distributors with strong orthopedic surgeon relationships. For example, in September 2013, we entered into a new European sales agent agreement with K2M, Inc. We may also establish distribution collaborations in the United States and abroad when access to large or well-established sales and marketing organizations may help us gain access to new markets, increase sales in our existing markets or accelerate market penetration for selected products.

•

Develop Silicon Nitride for Total Joint Components. We are incorporating our silicon nitride technology into silicon nitride-coated metal components for use in total hip and knee replacement product candidates that we plan to develop in collaboration with a strategic partner. We also have designs for solid silicon nitride components and are working with the FDA to continue down the regulatory pathway required for development of these components.

•

Apply our Silicon Nitride Technology Platform to Other OEM Opportunities. Our silicon nitride technology platform is adaptable and we believe it may be used to develop products to address other significant opportunities, such as in the dental, sports medicine, cardiovascular and trauma markets. We have manufactured prototypes of dental implants, sports medicine and trauma products, and we have developed a process to coat metals with our silicon nitride to enhance current medical devices and instruments. We plan to collaborate with other companies to develop and commercialize any future products in those areas or we may develop any one of them by ourselves should sufficient resources become available.

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

Spinal Fusion Products and Product Candidates

Our Valeo Silicon Nitride Products and Product Candidates

Our first generation Valeo silicon nitride spinal fusion device received 510(k) regulatory clearance and a CE mark in 2008. Based on surgeon feedback, we developed a second generation of Valeo products. In 2012, we received 510(k) clearance to market this second generation family of Valeo interbody spinal fusion devices, and we launched them with a select number of surgeons in 2013. Our second generation Valeo interbody spinal fusion devices offer distinct improvements over the first generation. The instrumentation of the second generation devices allow for better control of the device during implantation. The device allows for improved stability and potentially improved fusion after implantation and is offered in a broader selection of sizes. We completed the full launch of our second generation AL, PL, OL and TL Valeo interbody spinal fusion devices in the United States in 2014. We expect to launch our second generation Cervical Valeo interbody spinal fusion devices in the second half of 2015.

Our current products are:

Valeo Interbody Fusion Devices	Generation

AL: Anterior Lumbar	1st and 2nd
PL: Posterior Lumbar	1st and 2nd
OL: Oblique Lumbar	1st and 2nd
TL: Transforaminal Lumbar	1st and 2nd
C: Cervical	1st and 2nd
CORP: Corpectomy	1st

In 2009, we received a CE Mark to commercialize our Valeo interbody spinal fusion devices made from our composite silicon nitride. The porous CSC center structure of these devices is designed to facilitate bone growth into the device, which we believe will allow surgeons to reduce or eliminate the use of allograft bone and other osteoconductive biomaterials. We are currently marketing these devices in the Netherlands, Spain and Germany. Additionally, we conducted a prospective clinical trial in Europe, named CASCADE, comparing our Valeo composite silicon nitride interbody devices to PEEK interbody devices filled with autograft bone to obtain additional safety and efficacy data to support the 510(k) clearance in the United States. The CASCADE study enrolled 104 patients in a prospective clinical trial that independently scored fusion rates and clinical outcomes at 12 months follow-up. Neck Disability Index scores decreased similarly in both patient groups, consistent with clinical improvements reported in the literature. Importantly, the incidence of cervical spine fusion was statistically identical between study groups, and consistent with figures reported in other studies. We filed a 510(k) submission with the FDA in January 2015.

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

Our Total Hip and Knee Joint Replacement Product Candidates

Our Total Hip Implant Product Candidates

We have developed a femoral head that is made from our solid MC2 silicon nitride and could be used for total hip replacement product candidates. This femoral head is expected to articulate against a cross-linked polyethylene liner, fixed into a metal acetabular cup. Together with a strategic partner, we intend to initiate biomechanical testing with our silicon nitride-coated femoral head for use in total hip replacement procedures to support a 510(k) submission to the FDA. If clearance is obtained, we intend to commercially launch products for use in total hip replacement in 2017.

Our Total Knee Implant Product Candidates

We have developed a femoral condyle design made from our solid MC2 silicon nitride. The femoral condyle component will attach to the lower end of the femur. The femoral condyle is expected to articulate against a cross-linked polyethylene tibial insert that will attach to the tibial tray at the upper end of the tibia, which we expect will be made from metal. We have successfully made prototypes of this design. We intend to initiate biomechanical testing with our components for use in knee replacement procedures to support a 510(k) submission to the FDA. If clearance is obtained we intend to commercialize our products for use in total knee replacement surgeries post-FDA clearance.

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

The FDA has not evaluated any of these potential products and we are not currently advancing the development of any of these product candidates. We plan to collaborate with medical device companies to complete the development of and commercialize any product candidates we advance in these areas or develop any one of them ourselves if sufficient resources should become available.

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

Comparison of Mechanical Properties Among Orthopedic Biomaterials

Material	Hardness (GPa)(1)	Strength (MPa)(1)	Fracture Resistance (MPa.m 1/2)(1)
Silicon Nitride	13 – 16	800 – 1200	8 – 11
Aluminum Oxide Ceramic	14 – 19	300 – 500	3 – 5
Zirconia-Toughened Alumina Ceramic	12 – 19	700 – 1150	5 – 10
PEEK	0.09 – 0.28	160 – 180	2 – 3
Highly-Cross-Linked Polyethylene Polymer	0.03 – 0.07	22 – 48	1 – 2
Cobalt-Chromium Metal	3 – 4	700 – 1000	50 – 100
Titanium Alloy Metal	3 – 4	920 – 980	75
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

Sales and Marketing

We market and sell our products to surgeons and hospitals through our established network of more than 50 independent sales distributors who are managed by our experienced in-house sales and marketing management team. Our sales efforts to date have been in the United States and selected markets in Europe and South America. To supplement our independent sales distributors, in select international markets, such as Europe, Japan, Australia and Canada, we may also seek to establish collaborations with leading orthopedic companies where we believe that a large, well-established partner may provide better access to those markets. For example, in October 2013, we entered into a European sales agent agreement with K2M, Inc. In addition, we may establish collaborations in the United States under circumstances where access to a larger sales and marketing organization may help to expand the market or accelerate penetration for selected products.

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

Original Equipment Manufacturing and Private Label

In addition to the markets into which we directly sell our products, we are utilizing our silicon nitride technology platform to expand our current penetration in the spinal fusion market through original equipment manufacturer (“OEM”) and private label partnerships. To that effect, during 2014 we entered into both a private label agreement and a OEM agreement with Spinal Kinetics, a privately-held medical device company focused on developing innovative and practical motion preservation systems for treating degenerative diseases of the spine.  Pursuant to the private label agreement Spinal Kinetics will sell our Valeo line of products under their own label.  Pursuant to the OEM agreement we are working together with Spinal Kinetics to develop their own proprietary spinal implants to be manufactured with silicon nitride.  We expect to enter into similar arrangements with other spine companies during 2015.  We also expect to do the same in other markets such as total hip and knee joint replacements, dental and sports medicine. We believe our biomaterial expertise, strong intellectual property and formulaic manufacturing process will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using silicon nitride and our technology platform to improve their characteristics.

Manufacturing

Silicon Nitride Manufacturing

To control the quality, cost and availability of our silicon nitride products and product candidates, we operate our own manufacturing facility. Our 54,000 square foot corporate building includes a 30,000 square foot ISO 13485 certified medical device manufacturing space. It is equipped with state-of-the-art powder processing, spray drying, pressing and computerized machining equipment, sintering furnaces, and other testing equipment that enables us to control the entire manufacturing process for our silicon nitride products and product candidates. To our knowledge, we are the only vertically integrated silicon nitride orthopedic medical device manufacturer in the world. All operations with the exceptions of raw material production, cleaning, packaging and sterilization are performed in-house. We purchase raw materials, consisting of silicon nitride ceramic powder and dopant chemical compounds, from several vendors which are ISO registered and approved by us. These raw materials are characterized and tested in our facility in accordance with our specifications and then blended to formulate our silicon nitride. We believe that there are multiple vendors that can supply us these raw materials and we continually monitor the quality and pricing offered by our vendors to ensure high quality and cost-effective supply of these materials. A flowchart of the silicon nitride manufacturing process is shown below.

In June 2014, we also entered to a manufacturing, development and supply agreement with Kyocera Industrial Ceramics Corporation, or Kyocera, under which Kyocera will become a second qualified manufacturer of our silicon nitride-based spinal fusion products and product candidates..

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

As of March 13, 2015, we had 44 issued U.S. patents, 22 pending U.S. patent applications, 12 granted foreign patents and 15 pending foreign patent applications. Our issued patents began to expire in 2014, with the last of these patents expiring in 2031. The first core patents do not expire until 2022; these include US 6,881,229 and US 6,790,233.

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

We also have three U.S. patents that we acquired in July 2012 from Dytech Corporation Ltd., or Dytech, directed to manufacturing processes for the production of porous ceramics for use in our orthopedic implants. These patents, which include US 5,563,106, which has now expired; US 5,705,448; and US 6,617,270, expire between 2015 and 2019. Under our acquisition agreement with Dytech, Dytech granted to us a perpetual, irrevocable and exclusive license, including the right to grant sublicenses, to certain improvements and know-how related to the acquired patents. In return, we are required to pay Dytech a low single-digit royalty on net sales of products sold by us, our affiliates, or our licensees that are covered by one or more valid claims of these patents, and a percentage of any non-royalty licensing income we may receive in the event we grant a license to others.

Our remaining issued patents and pending applications are directed to additional aspects of our products and technologies including, among other things:

•	designs for pedicle screws;
•	designs for intervertebral fusion devices;
•	designs for hip implants; and
•	designs for knee implants.

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

There are also an increasing number of state “sunshine” laws that require manufacturers to provide reports to state governments on pricing and marketing information. Several states have enacted legislation requiring medical device companies to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, and to prohibit or limit certain other sales and marketing practices. In addition, a federal law known as the Physician Payments Sunshine Act, now requires medical device manufacturers to track and report to the federal government certain payments and other transfers of value made to physicians and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The first reporting period covered only payments or transfers of value made and ownership or investment interests held by physicians and their immediate family members from August 1, 2013 to December 31, 2013. The federal government disclosed the reported information on a publicly available website beginning in September 2014. For calendar year 2014, the Physician Payments Sunshine Act will require medical device manufacturers to report payments and transfers of values made and ownership or investment interests held by physicians and their immediate family members for the full calendar year. These laws may adversely affect our sales, marketing, and other activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or to otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Employees

As of March 6, 2015, we had 66 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions.

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
B. Sonny Bal, M.D.	52	Chairman of the Board of Directors, President and Chief Executive Officer
Bryan J. McEntire	62	Chief Technology Officer
Christopher R. Whitfield (1)	47	Chief Commercial Officer
Ty A. Lombardi	42	Vice President Finance and Principal Accounting Officer
(1)	Mr. Whitfield has submitted his notice of resignation, which will be effective March 31, 2015.

The following is a brief summary of the background of each of our current directors and executive officers.

B. Sonny Bal, M.D. has served on our board of directors since February 2012, as Chairman of our board of directors since August 2014 and as our President and Chief Executive Officer since October 2014. Dr. Bal is Professor & Chief of Adult Reconstruction at the University of Missouri, Columbia, and Adjunct Professor of Material Sciences at the University of Missouri at Rolla. Dr. Bal is a member of the American Academy of Orthopaedic Surgeons, the American Association of Hip and Knee Surgeons and the International Society of Technology in Arthroplasty. Dr. Bal received his M.D. degree from Cornell University and an M.B.A. from Northwestern University, and a J.D. from the University of Missouri. Dr. Bal is a licensed attorney and co-founder of the Bal Brenner law firm in North Carolina.

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

Ty A. Lombardi joined Amedica in March 2014 as our Director of Finance, and was appointed to serve as the Vice President Finance and Principal Accounting Officer in January 2015. Prior to joining Amedica, Mr. Lombardi was part owner of Cadence Consulting Corporation, where he served as principal consultant from January 2006 to March 2014 and provided a wide range of financial and accounting services. Mr. Lombardi is a Certified Public Accountant and has a M.S. in Accounting from Brigham Young University

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2014 and 2013 we incurred a net loss of $32.6 million and $8.3 million, respectively, and used cash in operations of $14.5 million and $9.9 million, respectively. We have an accumulated deficit of $172.5 million at December 31, 2014. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching additional products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to sell and market our current products and research and develop, and seek regulatory approvals for, our product candidates.

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

The markets for spinal fusions and total hip and knee implant products are intensely competitive, and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry, and a relatively small number of companies dominate these markets. Medtronic, Inc.; DePuy Synthes Companies, a group of Johnson & Johnson companies; Stryker Corporation; Biomet, Inc.; Zimmer Holdings, Inc.; and Smith & Nephew plc, account for a significant amount of orthopedic sales worldwide.

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

A small number of customers account for a substantial portion of our product revenues. Our customers are primarily hospitals and surgical centers. At December 31, 2014 and 2013, our largest customer, Bon Secours St. Mary’s Hospital, or St. Mary’s, had a receivable balance of approximately 9% and 15%, respectively, of our total trade accounts receivable. In addition, St. Mary’s accounted for 18% and 14% of our product revenues for each of the years ended December 31, 2014 and 2013. Sales of our products to our customers, including St. Mary’s, are not based on long-term, committed-volume purchase contracts, and we may not continue to receive significant revenues from St. Mary’s or any customer. Because of our significant customer concentration, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with St. Mary’s or any of our other significant customers. A significant portion of St. Mary’s’ purchases have been of our non-silicon nitride products, so it may be able to purchase competitive similar products from others. A reduction or delay in orders from St. Mary’s or any of our other significant customers, or a delay or default in payment by any significant customer, could materially harm our business and results of operations.

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

In order to mitigate the risk associated with us being the sole manufacturer of our silicon nitride medical device products, in June 2014, we entered into a manufacturing development and supply agreement with Kyocera Industrial Ceramics Corporation, or Kyocera. We have initiated the FDA required actions and processes in order to qualify Kyocera as a second source supplier of our silicon nitride products. We updated our material master file and submitted a 510(k) with the FDA in the third quarter of 2014 to qualify Kyocera as a second source supplier of our silicon nitride products. We expect to begin receiving production parts from Kyocera in the latter part of the fourth quarter of 2014 for distribution in the first quarter of 2015, assuming the FDA accepts and approves our 510(k) submission. Although we expect this arrangement with Kyocera will lead to Kyocera becoming a secondary qualified manufacturer, if Kyocera fails to become a qualified manufacturer of these products and product candidates, we will continue to be the sole manufacturer of these products and will need to seek other potential secondary manufacturers. Our reliance solely on our internal resources to manufacture our silicon nitride products entails risks to which we would not be subject if we had secondary suppliers for their manufacture, including:

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

Part of our strategy is to establish and develop OEM partnerships and arrangements, which subjects us to various risks.

Because we believe silicon nitride is a superior platform and technology for application in the spine, total joint and other markets, we are seeking to establish OEM partnerships with other companies to replace their materials and products with silicon nitride. Sales of products to OEM customers would expose our business to a number of risks. Sales through OEM partners could be less profitable than direct sales. Sales of our products through multiple channels could also confuse customers and cause the sale of our products to decline. In addition, OEM customers will require that products meet strict standards. Our compliance with these requirements could result in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our operating results. If we fail to meet OEM specifications on a timely basis, our relationships with our OEM partners may be harmed. Furthermore, we would not control our OEM partners, and they could sell competing products, may not incorporate our technology into their products in a timely manner and may devote insufficient sales efforts to the OEM products.

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

The members of our current senior management team have worked together in their new positions with us for a limited time and may not be able to successfully implement our strategy. In addition, we have not entered into employment agreements, other than severance and management retention agreements, with any of the members of our senior management team. There are no assurances that the services of any of these individuals will be available to us for any specified period of time. The successful integration of our new senior management team, the loss of members of our senior management team, sales and marketing team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Capital Resources and Impairments

We will require additional financing and our failure to obtain additional funding would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2014 and 2013, were $18.2 million and $2.3 million, respectively. We require substantial future capital in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, to establish effective marketing and sales capabilities. Our existing capital resources, including the net proceeds from our initial public offering and secondary offering of shares of our common stock and financings through Hercules Technology, Magna and the Bridge Lender are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion procedures, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

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

In addition, the repayment of the Loan and Security Agreement and the liquidity covenant limit our ability to use our cash and cash equivalents to fund our operations and may restrict our ability to continue development of our product candidates. Additionally, the Loan and Security Agreements with Hercules Technology restrict our ability to incur additional pari passu indebtedness, which may reduce our ability to seek additional financing. The Convertible Notes issued to Magna also contain other covenants and events of default customary for financings of that type, including, among other things, limitations on certain other indebtedness, dividends and distributions, sales and transfers of assets and transactions with affiliates. If adequate funds are not available on a timely basis, we may terminate or delay the development of one or more of our product candidates, or delay activities necessary to commercialize our product candidates. Additional funding may not be available to us on acceptable terms, or at all. Any additional equity financing, if available, may not be available on favorable terms and will most likely be dilutive to our current stockholders, and debt financing, if available, may involve more restrictive covenants. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

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

In June 2014 we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc., or Hercules Technology, as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, as lender. The Loan and Security Agreement provides us with a $20 million term loan with a maturity date of January 1, 2018 and is secured by substantially all of our assets and is described in more detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. Proceeds of the loan were used to repay in full and terminate our prior credit facility with General Electric Capital Corporation, or GE Capital, and the remainder of the loan proceeds will be used for general corporate purposes.

The Loan and Security Agreement contains a minimum liquidity covenant that requires us to maintain cash and cash equivalents and availability under the Loan and Security Agreement of not less than $9.0 million. We anticipate we will need to obtain additional funding during the fourth quarter of 2015 to maintain compliance with this minimum liquidity covenant under the Loan and Security Agreement through the next twelve months. Furthermore, if we are unable to access additional funds prior to becoming non-compliant with the liquidity covenant, the entire remaining balance of the Loan and Security Agreement could become immediately due and payable at the option of Hercules Technology.

Hercules Technology could declare a default under the Loan and Security Agreement upon the occurrence of a material adverse effect, as defined under the credit facility, thereby requiring us to either repay the outstanding indebtedness immediately or attempt to reverse the declaration of default through negotiation or litigation. Any declaration of an event of default would significantly harm our business and prospectus and could cause the price of our common stock to decline.

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

Our report from our independent registered public accounting firm for the year ended December 31, 2014 includes an explanatory paragraph stating that our recurring losses from operations and our need to obtain additional financing in order to satisfy our debt obligations and to be compliant with covenants under our debt obligations through 2015 raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We expect to be required to conduct clinical trials to support regulatory approval of some of our product candidates. We have little experience conducting clinical trials, they may proceed more slowly than anticipated, and we cannot be certain that our product candidates will be shown to be safe and effective for human use.

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

Our success depends significantly on our ability to protect our proprietary rights to the technologies incorporated in our products. We currently have 44 issued U.S. patents, 22 pending U.S. patent applications, 12 granted foreign patents and 15 pending foreign patent applications. Our issued patents began to expire in 2014, with the last of these patents expiring in 2031. We rely on a combination of patent protection, trade secret laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these may not adequately protect our rights or permit us to gain or keep any competitive advantage.

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

Risks Related to Our Common Stock

The price of our common stock is volatile and is likely to continue to fluctuate due to reasons beyond our control.

The volatility of orthopedic company stocks, including shares of our common stock, often do not correlate to the operating performance of the companies represented by such stocks or our operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to sell our current products and the cost of revenue;
•	our ability to develop, obtain regulatory clearances or approvals for, and market new and enhanced product candidates on a timely basis;
•	the amount of Convertible Notes converted into shares, which are then subsequently sold;
•	our obligation to issue Additional Bridge Warrants if the Bridge Loan is not repaid in full on or before its maturity date;
•	changes in governmental regulations or in the status of our regulatory approvals, clearances or future applications;
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
•

changes in the fair value of our derivative liabilities resulting from changes in the market price of our common stock, which may result in significant fluctuations in our quarterly and annual operating results;

•	changes in healthcare policy in the United States and internationally;
•	product liability claims or other litigation involving us;
•	sales of a substantial aggregate number of shares of our common stock;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;
•	disputes or other developments with respect to intellectual property rights;
•	changes in accounting principles;
•	changes to tax policy; and
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Although our common stock is listed on The NASDAQ Capital Market, our common stock has typically experienced low trading volume. The average daily trading volume of our common stock over the last three months as of March 12, 2015, was approximately 419,000 shares, as reported by NASDAQ. Limited trading volume may subject our common stock to greater price volatility and may make it difficult for investors to sell shares of our common stock at a price that is attractive to them.

Future sales of our common stock in the public market may cause our stock price to decline and impair our ability to raise future capital through the sale of our equity securities.

There are a substantial number of shares of our common stock held by stockholders who owned shares of our capital stock prior to our initial public offering that they may be able to sell in the public market. Additionally, in March 2015, 411,067 outstanding RSUs were converted into common stock.  The shares of common stock issued for the RSUs are subject to a Lock-up Agreement executed in connection with our public offering of units in November 2014 that will expire on May 19, 2015.  At that time, all shares of common stock issued on conversion of the RSUs will be eligible to be sold in the public market.  Sales by such stockholders of a substantial number of shares could significantly reduce the market price of our common stock.

On November 21, 2014, we announced the pricing of a firm commitment underwritten public offering of 11,441,646 units.  Each unit consists of one share of Amedica common stock and one warrant to purchase one share of common stock. In addition, we granted the underwriters a 45-day option to purchase up to 1,716,246 additional shares of common stock, and/or 1,716,246 additional warrants, or any combination thereof, solely to cover over-allotments, if any.  The underwriter exercised the overallotment option and acquired 1,716,246 additional warrants.  As a result, there are a total of 13,157,892 of such warrants outstanding as of March 24, 2015.  Beginning March 26, 2015, the warrants may be exercised on a cashless basis.  Due to the terms of the cashless exercise feature of the warrants, the lower the stock price is for a share of our common stock at the time of exercise the more common shares that may be issued on such exercise.  Based on a share price of $.60 we estimated that the total number of shares that would be issued should all the warrants be exercised through a cashless exercise to be 17,543,856 shares, resulting in significant dilution to our stockholders.

We have also registered 2,981,972 shares of our common stock that we may issue pursuant to our 2003 Stock Option Plan and our Amended and Restated 2012 Equity Incentive Plan, or the 2012 Plan. Shares issued by us upon exercise of options and restricted stock units and other awards ranted under these equity plans are eligible for sale in the public market. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock. These sales also could impede our ability to raise capital in the future.

Moreover, warrants to acquire approximately 633,669 shares of our common stock and 8,627,454 shares of our outstanding common stock which are deemed to be “restricted securities” pursuant to Rule 144 under the Securities Act, are eligible for sale in reliance on Rule 144. A holder of warrants to acquire shares of our common stock will be able to net exercise such warrants by surrendering a portion of that holder’s warrants as payment of the exercise price rather than paying the exercise price in cash.

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

If our stock price continues to be below $1.00, our common stock may be subject to delisting from The NASDAQ Stock Market.

Since the bid price of our common stock closed below the required minimum $1.00 per share for 30 consecutive business days, NASDAQ notified us that our common stock may be subject to delisting. We were provided a grace period of 180-calendar days, or until August 18, 2015, to regain compliance with the minimum bid price requirement. If at any time during the 180-day grace period, the minimum closing bid price per share of our common stock closes at or above $1.00 for a minimum of ten consecutive business days, we will regain compliance and the matter will be closed. If our common stock is delisted, it would adversely impact liquidity of our common stock and potentially result in lower bid prices for our common stock.

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for debt service and use in the operation and expansion of our business. Each of the Hercules Secured Credit Facility and the Convertible Notes issued contain a negative covenant which prohibits us from paying dividends to our stockholders without the prior written consent of Hercules Technology and Magna, respectively. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends.

Risks Related to our Senior Convertible Notes

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

Market Information

Our shares of common stock are currently quoted on The NASDAQ Capital Market under the symbol “AMDA”.

The following table sets forth the high and low closing bid prices of our common stock, as reported by NASDAQ Capital Markets since our initial public offering, for the periods indicated:

	2014
	High	Low
First Quarter (February 13 to March 31)	$9.37	$5.30
Second Quarter	$6.25	$4.40
Third Quarter	$4.74	$1.58
Fourth Quarter	$2.60	$0.58

Holders of Record

As of March 6, 2015, we had approximately 482 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Dividends

We have not paid dividends to stockholders since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Unregistered Sales of Securities

On October 31, 2014, we issued a warrant to purchase 25,000 shares of our common stock to a service provider to serve as a non-exclusive financial advisor. The exercise price for the warrant is $1.14 per share and the warrant is exercisable, in whole or in part, at any time beginning April 30, 2015 and expires October 31, 2019.  On November 12, 2014, we issued a warrant to purchase 150,000 shares of our common stock to a service provider to serve as a non-exclusive financial advisor. The exercise price for the warrant is $1.25 per share and the warrant is exercisable, in whole or in part, at any time beginning May 12, 2015 and expires November 12, 2019.  The sale and issuance of these securities was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. Each recipient represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and an appropriate legend was placed upon the warrant agreement issued in each transaction.  No underwriter was involved in either transaction.

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

As of December 31, 2014, we have used  all of the $15.4 million, of the net proceeds of the IPO as follows: (i) approximately $4.2 million to fund our debt servicing costs under the existing GE Capital agreement, including principal and interest payments and debt modification fees; (ii) approximately $4.0 million in working capital to increase our product inventories related primarily to the launch of our second generation Valeo products and approximately $1.7 million to purchase surgical instruments, both of which expand our sales, marketing and distribution capabilities for our silicon nitride technology platform; and (iii) approximately $5.5 million in general operating expenditures to fund research and development and commercialization activities, as well as general and administrative activities. There was no material change in the planned use of proceeds from the IPO as described in our final prospectus filed with the SEC on February 12, 2014 pursuant to Rule 424(b).

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

Overview

We are a commercial biomaterial company focused on using our silicon nitride technology platform to develop, manufacture and sell a broad range of medical devices. We currently market spinal fusion products and are developing products for use in total hip and knee joint replacements. We believe our silicon nitride technology platform enables us to offer new and transformative products in the orthopedic and other medical device markets. We believe we are the first and only company to use silicon nitride in medical applications. Over 20,000 of our silicon nitride spine products have been implanted in patients.

Biomaterials come in a variety of synthetic or natural materials available in a variety of forms that are used in virtually every medical specialty. We believe our silicon nitride biomaterial has superior characteristics compared to commonly used biomaterials in the markets we are targeting, including polyetheretherketone, or PEEK, which is the most common biomaterial used for interbody spinal fusion products. Specifically, we believe our silicon nitride has the following key attributes: promotion of bone growth; hardness, strength and resistance to fracture; resistance to wear; non-corrosive; anti-infective properties; biocompatibility; and superior diagnostic imaging compatibility.

We currently market our Valeo® family of silicon nitride interbody spinal fusion devices in the United States and Europe for use in the cervical and thoracolumbar areas of the spine. We believe our Valeo devices have a number of advantages over existing products due to silicon nitride’s key characteristics, resulting in faster and more effective fusion and reduced risk of infection.

In addition to the markets into which we directly sell our products, we are utilizing our silicon nitride technology platform to expand our current penetration in the spinal fusion market through original equipment manufacturer (“OEM”) and private label partnerships. We also expect to do the same in other markets such as total hip and knee joint replacements, dental and sports medicine. Although our non-silicon nitride products have accounted for approximately 52% and 66% of our product revenues for the years ended December 31, 2014 and 2013, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.

In addition to the markets into which we directly sell our products, we plan to take our technology platform into other medical markets through original equipment manufacturer (“OEM”) and private label partnerships. We believe our biomaterial expertise, strong intellectual property and formulaic manufacturing process will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using silicon nitride and our technology platform to improve their characteristics.

We are also incorporating our silicon nitride technology into components for use in total hip and knee replacement product candidates that we plan on developing in collaboration with a strategic partner. We believe that our silicon nitride total hip and knee product candidates will provide competitive advantages over current products made with traditional biomaterials. We also believe our silicon nitride technology platform can be used for developing products in other markets and have developed prototypes for use in the dental, sports medicine and trauma markets. As a result of some of the key characteristics of our silicon nitride, we also believe our coating technology may be used to enhance our metal products as well as commercially available metal spinal fusion, joint replacement and other medical products.

We operate a 30,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah, and we are the only vertically integrated silicon nitride orthopedic medical device manufacturer in the world. We market and sell our products to surgeons and hospitals in the United States and select markets in Europe and South America through our established network of more than 50 independent sales distributors who are managed by our experienced in-house sales and marketing management team.  We have also started entering into OEM and private label relationships with third parties to further the commercialization of our silicon nitride technology platform beyond our own direct marketing and selling efforts.

Recent Developments

Bridge Loan

On November 6, 2014, we entered into a Loan and Security Agreement with Hampshire MedTech Partners II, LP, as lender, or the Bridge Lender, in connection with a $1.0 million loan to us, or the Bridge Loan, which matured on the earlier of (a) the third business day following our closing of a qualified secondary offering and (b) December 17, 2014, or the Maturity Date. A “qualified secondary offering” means a registered public offering of shares of our common stock with gross proceeds to us of at least $10.0 million.

Our obligations under the Bridge Loan were secured by substantially all of our assets, and this security was subordinate to the security previously granted to our senior secured lender, Hercules Technology. The Bridge Loan was able to be paid, in whole or in part, before the Maturity Date without any premium payments or penalty charges. Proceeds of the Bridge Loan were used for general corporate purposes.

The Bridge Loan bore interest at the rate of 15% per annum. Interest on the Bridge Loan accrued from the date of issuance, but interest was not payable until the Maturity Date. The entire principal amount, and all accrued and then unpaid interest, were due and payable on the Maturity Date. We were obligated to pay the Bridge Lender a $75,000 commitment fee by no later than the Maturity Date. We also agreed to reimburse the Bridge Lender up to $30,000 of reasonable attorneys’ fees and expenses incurred by the Bridge Lender in connection with the transaction. The Bridge Loan contained representations and warranties, affirmative and negative covenants, and events of default customary for a bridge financings of this nature, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales and transactions with affiliates, including the application of a default rate of interest equal to the lower of 18% per annum and the maximum rate of interest permitted by applicable law.

In addition, we issued a warrant to the Bridge Lender, or Closing Bridge Warrant, to purchase up to 267,380 shares of our common stock, with an exercise price of $1.87 per share. Since we closed a public offering on or before May 6, 2015, at a price per share of common stock sold to the public less than the exercise price of the Closing Bridge Warrant, the Closing Bridge Warrant exercise price was reduced to $1.14, the price per share of common stock sold to the public in the offering. The Closing Bridge Warrant is exercisable upon issuance and expires on November 5, 2019.

In connection with the closing of the Bridge Loan, Hercules Technology provided us a waiver which allowed us to enter into the Bridge Loan and to perform our obligations under the Bridge Loan without triggering an event of default under the existing obligations to Hercules Technology. In addition, we entered into an amendment and waiver with Magna that amended the terms of the unsecured senior convertible notes held by Magna and accordingly allowed us to enter into the Bridge Loan, grant a security interest to secure the Bridge Loan and to perform our obligations under the Bridge Loan without triggering an event of default under our existing obligations to Magna. Magna also waived all rights it had to participate in the Bridge Loan as a lender.

Secondary Offering

On November 26, 2014, we completed a secondary offering, in which we sold and issued 11,441,646 units.  Each unit was issued at a price of $1.14 and consisted of one share of common stock and one common stock warrant (“Secondary Offering Warrant”). We received proceeds of approximately $11.3 million, net of approximately $1.7 million in cash underwriting and other offering costs from the secondary offering. We issued an additional 1,716,246 Secondary Offering Warrants pursuant to the underwriters’ over-allotment option.

The Secondary Offering Warrants were immediately exercisable after issuance into common shares at an exercise price of $1.48 and terminate on November 26, 2019. The Secondary Offering Warrants contain a cashless exercise provision whereby the holders may exercise warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, at any time 120 days after issuance, by electing to receive a cash payment from the Company equal to the Black Scholes Value (as defined below) of the number of shares the holder elects to exercise (the “Black Scholes Payment”); provided that we have discretion as to whether to deliver the Black Scholes Payment or, subject to meeting certain conditions, to deliver a number of shares of our common stock determined according to the following formula (the “Cashless Exercise”):

Total Shares = (A x B) / C

Where:

•	Total Shares is the number of shares of common stock to be issued upon a Cashless Exercise
•	A is the total number of shares with respect to which the warrant is then being exercised.
•	B is the Black Scholes Value (as defined below).
•	C is the closing bid price of our common stock as of two trading days prior to the time of such exercise.

As defined in the Secondary Offering Warrants, “Black Scholes Value” means the Black Scholes value of an option for one share of our common stock at the date of the applicable Black Scholes Payment or Cashless Exercise, which is calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing (i) an underlying price per share equal to the closing bid price of the Common Stock as of trading day immediately preceding the date of issuance of the warrant, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of the warrant as of the applicable Black Scholes Payment or Cashless Exercise, (iii) a strike price equal to the exercise price in effect at the time of the applicable Black Scholes Payment or Cashless Exercise, (iv) an expected volatility equal to 135% and (v) a remaining term of such option equal to five years (regardless of the actual remaining term of the warrant).

The Secondary Offering Warrants also have a mandatory exercise provision, whereby, in the event that our common stock trades at a price that is 25% or more above the exercise price of the warrants, or $1.85, for a period of at least 20 consecutive trading days at any time 120 days after issuance, we may, subject to certain limitations in the warrants, require the holder of the warrants to exercise the warrants for cash payment of the exercise price.

Restructuring

On January 7, 2015, our Board of Directors authorized the implementation of certain cost saving measures which included a reduction in staff of 25 employees, or approximately 28% of our workforce as the result of a comprehensive business review to improve financial performance, increase operational efficiencies and strengthen the Company’s value proposition. The staff reduction was implemented and completed on January 8, 2015.

We recorded one-time severance and related costs related to the restructuring of approximately $585,000 in January 2015. We do not anticipate that there will be any further material future cash expenditure associated with the workforce reduction.

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

We believe our product revenue from the sale of our silicon nitride based products will increase due to our sales and marketing efforts and as we introduce new silicon nitride based products into the market and product revenue from the sale of our and our non-silicon nitride products to decrease. We expect that our product revenue will continue to be primarily attributable to sales of our products in the United States.

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

Gross Profit

Our gross profit measures our product revenue relative to our cost of revenue. While we expect our cost of revenue to increase in absolute terms as sales volume increase, we believe our gross profit will be higher as we realize manufacturing efficiencies associated with our silicon nitride-based products.

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

We expect to incur additional research and development costs as we continue to develop new spinal fusion products, our product candidates for total joint replacements, such as our total hip replacement product candidate, and our silicon nitride-coated metals, but we believe that research and development expenses will decline moderately in 2015.

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

We expect our sales and marketing expenses will remain flat or slightly decline due to the recently implemented cost saving measures. Additionally, we expect our commissions to continue to increase in absolute terms over time but remain approximately the same or decrease as a percentage of product revenue.

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

We expect our general and administrative expenses to decrease as a result of the restructuring and cost saving measures implemented in January 2015.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Product revenue	$22,765	$22,314	$451	2%
Costs of revenue	7,910	7,045	865	12%
Gross profit	14,855	15,269	(414)	(3%)
Operating expenses:
Research and development	6,742	3,461	3,281	95%
General and administrative	13,588	5,759	7,829	136%
Sales and marketing	18,692	16,384	2,308	14%
Total operating expenses	39,022	25,604	13,418	52%
Loss from operations	(24,167)	(10,335)	(13,832)	134%
Other income (expense), net	(8,415)	2,049	(10,464)	511%
Net loss before income taxes	(32,582)	(8,286)	(24,296)	(293%)
Provision for income taxes	-	-	-	N/A
Net loss	$(32,582)	$(8,286)	$(24,296)	(293%)

Product Revenue

The following table sets forth our product revenue from sales of the indicated product category for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Silicon Nitride	$10,824	$7,667	$3,157	41%
Non-Silicon Nitride	11,941	14,647	(2,706)	(18%)
Total product revenue	$22,765	$22,314	$451	2%

Total product revenue was $22.8 million in 2014 as compared to $22.3 million in 2013, an increase of $0.5 million or 2%. This increase was primarily driven by increased sales of our silicon nitride products, which increased by $3.2 million or 41%, for 2014 as compared to 2013 primarily due to our continued focus and investment in sales and marketing efforts of our silicon nitride products. The increase in sales of silicon nitride products was partially offset by a decrease in non-silicon nitride sales of $2.7 million, or 18%, during 2014 as compared to 2013, as sales and marketing was primarily focused on silicon nitride product sales.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Domestic	$22,696	$22,203	$493	2%
International	69	111	(42)	(38%)
Total product revenue	$22,765	$22,314	$451	2%

International revenue decreased in 2014 as compared to 2013 as we have primarily focused on increasing sales domestically.

Cost of Revenue

Our cost of revenue increased $0.9 million, or 12%, in 2014 as compared to the same period in 2013. The increase is primarily due to a $1.3 million increase in excess and obsolete inventory as we launched several second generation Valeo products in 2014 which resulted in us needing to reserve a significant amount of our first generation Valeo products. The increase in excess and obsolete inventory was partially offset by a decrease in our product costs, as a percentage of product revenue, in 2014 due to production efficiencies. Excluding the impact of excess and obsolete inventory, our product costs, as a percentage of product revenue, decreased from 26% in 2013 to 23% in 2014 due to production efficiencies.

Gross Profit

Gross profit as a percentage of product revenue decreased by 3% to 65% in 2014 from 68% for the same period in 2013, primarily driven by an increase in excess and obsolete inventory costs of $1.3 million related to our first generation Valeo products.

Research and Development Expenses

Research and development expenses were $6.7 million in 2014 as compared to $3.4 million in 2013, an increase of $3.3 million, or 95%. The increase was primarily due to a $1.3 million increase in stock-based compensation due to the RSUs granted in 2013 and the beginning of 2014. Additionally, there was an increase in personnel costs, clinical study costs and general research and development expenses as we increased our investment in seeking to develop new products and improve existing products.

General and Administrative Expenses

General and administrative expenses were $13.6 million in 2014 as compared to $5.8 million in 2013, an increase of $7.8 million, or 136%. The increase was primarily due to an increase in stock-based compensation of $6.0 million. Additionally, there was an increase in personnel related expenses, insurance expense and other administrative expenses due primarily to increased costs associated with becoming a public company in 2014.

Sales and Marketing Expenses

Sales and marketing expenses were $18.7 million in 2014 as compared to $16.4 million in 2013, an increase of $2.3 million, or 14%. This increase was primarily due to an increase in stock-based compensation of $2.1 million due to RSUs granted in 2013 and the beginning of 2014. Additionally, personnel and other selling related expenses increased as a result of increased headcount to enhance our commercial infrastructure and expand our sales and marketing efforts.  In addition, there was an increase in instrument sets depreciation and amortization in 2014 due to the purchase of new instrument sets for the second generation Valeo products in the latter half of 2013 and into 2014.

Other Income (Expense), Net

Other expense was $8.4 million in 2014 as compared to other income of $2.0 million in 2013, an increase of $10.4 million, or 511%. This increase was primarily due to a $1.6 million loss on extinguishment of the GE Capital debt primarily due to unamortized deferred financing costs and the termination fee associated with the debt and a $0.6 million loss on extinguishment of the convertible notes converted during 2014. In addition, because the warrants issued in the Company’s November 2014 secondary offering were considered liabilities, $2.0 million of the secondary offering costs were expensed. Furthermore, there was increased interest expense of $1.8 million from the additional debt incurred during the second quarter of 2014. Lastly, in 2014 there was an increase in the change in fair value of derivative liabilities of $0.3 million as compared to a decrease in the change in fair value of derivative liabilities of $4.0 million in 2013 as a result of significant decrease in the value of our common stock in 2013 as compared to the previous period.

Liquidity and Capital Resources

For the years ended December 31, 2014 and 2013, we incurred a net loss of $32.6 million and $8.3 million, respectively, and used cash in operations of $14.5 million and $9.9 million, respectively. We have an accumulated deficit of $172.5 million as of December 31, 2014. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. As of December 31, 2014, we had approximately $18.2 million in cash and cash equivalents.

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

Furthermore, in order to help finance our operations and maintain compliance with our debt covenant, we completed a secondary offering in November 2014, in which we sold and issued 11,441,646 units.  Each unit was issued at a price of $1.14 and consisted of one share of common stock and one Secondary Offering Warrant. We received proceeds of approximately $11.3 million, net of approximately $1.7 million in cash underwriting and other offering costs from the secondary offering. We issued an additional 1,716,246 Secondary Offering Warrants pursuant to the underwriters’ over-allotment option.

The Secondary Offering Warrants were immediately exercisable after issuance into common shares at an exercise price of $1.48 and terminate on November 26, 2019. The Secondary Offering Warrants contain a cashless exercise provision whereby the holders may exercise warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, at any time 120 days after issuance, by electing to receive a cash payment from the Company equal to the Black Scholes Value (as defined below) of the number of shares the holder elects to exercise the Black Scholes Payment; provided that we have discretion as to whether to deliver the Black Scholes Payment or, subject to meeting certain conditions, to deliver a number of shares of our common stock determined according to the following formula:

Total Shares = (A x B) / C

Where:

•	Total Shares is the number of shares of common stock to be issued upon a Cashless Exercise
•	A is the total number of shares with respect to which the warrant is then being exercised.
•	B is the Black Scholes Value (as defined below).
•	C is the closing bid price of our common stock as of two trading days prior to the time of such exercise.

As defined in the Secondary Offering Warrants, “Black Scholes Value” means the Black Scholes value of an option for one share of our common stock at the date of the applicable Black Scholes Payment or Cashless Exercise, which is calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing (i) an underlying price per share equal to the closing bid price of the Common Stock as of trading day immediately preceding the date of issuance of the warrant, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of the warrant as of the applicable Black Scholes Payment or Cashless Exercise, (iii) a strike price equal to the exercise price in effect at the time of the applicable Black Scholes Payment or Cashless Exercise, (iv) an expected volatility equal to 135% and (v) a remaining term of such option equal to five years (regardless of the actual remaining term of the warrant).

The Secondary Offering Warrants also have a mandatory exercise provision, whereby, in the event that our common stock trades at a price that is 25% or more above the exercise price of the warrants, or $1.85, for a period of at least 20 consecutive trading days at any time 120 days after issuance, we may, subject to certain limitations in the warrants, require the holder of the warrants to exercise the warrants for cash payment of the exercise price.

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

We anticipate we will need to obtain additional funding in the fourth quarter of 2015 to maintain compliance with the financial and liquidity covenants related to the Loan and Security Agreement through the next twelve months. Furthermore, if we are unable to access additional funds prior to becoming non-compliant with the financial or liquidity covenants, the entire remaining balance of the Loan and Security Agreement could become immediately due and payable at the option of Hercules Technology.  As such, we have classified the entire debt obligation as a current liability.

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

As of February 28, 2015, Magna had converted a total of $1.7 million of the principal amount of the Convertible Notes into 2,419,982 shares of common stock.

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

We may from time-to-time seek additional financing through the issuance of common stock and/or debt,  to satisfy our debt obligations, meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Going Concern

Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended December 31, 2014. The financial information throughout this Annual Report have been prepared on a basis which assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and statements do not include any adjustments that may result from the outcome of this uncertainty.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2014	2013
Net cash used in operating activities	$(14,522)	$(9,949)
Net cash (used in) provided by investing activities	(1,738)	253
Net cash provided by financing activities	32,227	9,234
Net cash provided	$15,967	$(462)

Net Cash Used in Operating Activities

Net cash used in operating activities was $14.5 million in 2014, compared to $9.9 million used in 2013, an increase of $4.6 million, or 46%. The increase in cash used in operating activities during 2014 was primarily attributable to a $1.7 million increase in the change in inventory as we built up our inventory, $3.4 million reduction in accounts payable and accrued liabilities and an overall increase in operational expenditures for sales and marketing and general and administrative activities as we continue to focus our efforts on growth. These amounts were partially offset by a $2.8 million decrease in other current assets primarily due to a reduction of deferred offering costs.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $1.7 million in 2014, compared to $0.3 million provided by investing activities during the same period in 2013, a decrease of $2.0 million. The decrease in net cash from investing activities during 2014 was primarily attributable to purchases of property and equipment of $2.2 million and a decrease in restricted cash of $0.4 million as a result of our cash restrictions being released. No proceeds were received from maturities of marketable securities during 2014 as compared to the same period in 2013 when we received proceeds of $2.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $32.2 million in 2014, compared to $9.2 million provided in 2013, an increase of $23.0 million, or 249%. This increase in net cash provided by financing activities in 2014 was primarily attributable to receiving $15.4 million in net proceeds from the issuance of common stock in our IPO, receiving $11.3 million in net proceeds from the issuance of units in our secondary offering, and receiving net proceeds from the issuance of long-term debt of $25.3 million, which were offset by long-term debt payments and debt extinguishment costs of $19.8 million. In 2013, we received $8.9 million proceeds from the issuance of convertible preferred stock and a $2.9 million in proceeds from the issuance of common stock in connection with the exercise of common stock warrants and options, which were partially offset by net payments of $2.6 million on our GE Secured Lending Facility.

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

As of February 28, 2015, Magna had converted a total of $1.7 million of the principal amount of the Convertible Notes into 2,419,982 shares of common stock.

See above in “Liquidity and Capital Resources” for additional information about the Hercules Term Loan and the Convertible Notes.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2014 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$24,500	$2,949	$21,551	$-	$-
Operating leases	4,673	883	2,810	980	-
Total contractual obligations	$29,173	$3,832	$24,361	$980	$-

(1)	Does not include the $1.2 million final payment fee we must pay upon prepayment in full or scheduled maturity of the term loan or monthly interest payments.

The information above reflects only payment obligations that are fixed and determinable. Our commitments for long-term debt relate to our term loan with Hercules and convertible notes with Magna and our commitments for operating leases relate to our operating lease for our corporate headquarters and manufacturing facility in Salt Lake City, Utah and other equipment leases. The above table does not include any of the contractual obligations with respect to royalties payable upon sales of certain of our products as none of our arrangements contain minimum royalty payments. We also do not have contractually minimum purchase commitments for the supply of any of our raw materials, products or instruments.

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

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2014 and 2013, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

Stock-Based Compensation Expense

Common Stock Valuation

Prior to our IPO in February 2014, our board of directors had determined the fair value of the common stock with assistance from management and based upon information available at the time of grant. The valuation of our common stock required us to make complex and subjective judgments. We considered a combination of valuation methodologies, including income, market and transaction approaches. The most significant factors considered by our board of directors when determining the fair value of our common stock were as follows:

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

Prior to our IPO, we had regularly obtained third-party valuations to assist our board of directors in determining the fair value of our common stock for each stock option grant and other stock-based awards, on an annual basis since 2007. Since our IPO, we have used the price of our common stock as quoted on NASDAQ.

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

Stock-Based Compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Compensation, or ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options and other equity awards as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free rate of return for a period that approximates the expected term of our stock options and our expected dividend yield. Because we were a privately-held company with no trading history prior to February 2014 and have limited stock history since February 2014, we utilize the historical stock price volatility from a representative group of public companies to estimate expected stock price volatility. We selected companies from the medical device industry, specifically those who are focused on the design, development and commercialization of products for the treatment of spine disorders, and who have similar characteristics to us, such as stage of life cycle and size. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publically traded stock becomes available. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero because we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free rate of return used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. No options were granted to employees during the year ended December 31, 2013. The following assumptions were used in the calculation to estimate the fair value of options granted to employees using the Black-Scholes-Merton valuation model during the year ended December 31, 2014:

Weighted-average risk-free interest rate	1.85%
Weighted-average expected life (in years)	6.30
Expected dividend yield	0%
Weighted-average expected volatility	47%

The following assumptions were used in the Black-Scholes-Merton valuation model related to non-employee stock options granted during the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Weighted-average risk-free interest rate	2.52%	2.74%
Weighted-average expected life (in years)	9.7	10.0
Expected dividend yield	0%	0%
Weighted-average expected volatility	44%	52%

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

Derivative Liabilities

Derivative liabilities includes the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense), net in our statement of comprehensive loss until the instruments settle or expire. We estimate the fair value of these instruments using the Black-Scholes-Merton valuation model. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

The effect of changes to these significant assumptions on the estimated liability for these instruments is as follows:

Fair value of underlying stock increases	Warrant liability increases
Risk free interest increases	Warrant liability decreases
Expected average life increases	Warrant liability increases
Expected dividend yield increases	Warrant liability decreases
Expected volatility increases	Warrant liability increases

Upon consummation of our IPO in February 2014, all classes of our convertible preferred stock were converted into common stock. Upon conversion of the underlying classes of convertible preferred stock, pursuant to the terms of the preferred stock warrants, the remaining warrants to purchase our convertible preferred stock were converted into common stock warrants and classified as a component of equity and are no longer subject to re-measurement.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied to the most current period presented in the Consolidated Financial Statements. We are currently evaluating the impact of adopting the new revenue standard on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on our financial statements of adopting ASU 2014-15 is currently being assessed by management.

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

(a) Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Vice President Finance (principal accounting officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2014. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Vice President Finance (principal accounting officer) concluded that our disclosure controls and procedures were effective as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Our internal control over financial reporting is designed to provide reasonable assurance of achieving its objectives as specified above. Management does not expect, however, that our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

(c) Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, we implemented the following controls that management believes are reasonably likely to materially affect our internal control over financial reporting and that are intended to help address the material weaknesses identified by our previous auditors:

•

We implemented a formal process to account for income taxes and the effect on the income tax provision whereby an experienced tax consultant prepares the tax provision after a detailed review of the trial balance with management and the tax provision is then reviewed by management to help ensure the tax treatment of transactions are recorded correctly.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, the Audit Committee, our code of ethics and background of our directors will be presented in our Proxy Statement for the 2015 annual meeting of Shareholders and is incorporated herein by reference. The information required pursuant to General Instructions G(3) of Form 10-K on our executive officers is presented under Item 1 of this report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 on executive compensation will be presented in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 on security ownership of certain beneficial owners and managements will be presented in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain related transactions and director independence will be presented in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be presented in our 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

(1) Financial Statements. The following consolidated financial statements and the notes thereto, and the Report of Independent Registered Public Accounting Firms are incorporated by reference as provided in Item 8 of this report:

•	Report of Independent Registered Public Accounting Firm	F-2
•	Consolidated Balance Sheets at December 31, 2014 and 2013	F-4
•	Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2014 and 2013	F-5
•	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Period from December 31, 2012 through December 31, 2014	F-6
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013	F-7
•	Notes to Consolidated Financial Statements	F-8

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

4.2	Warrant Agreement by and between the Registrant and Creation Capital LLC, dated as of February 24, 2006		Form S-1 (Exhibit 4.5)	11/8/13	333-192232

4.3	Series D Warrant Agreement by and between the Registrant and Creation Capital LLC, dated as of April 27, 2007		Form S-1 (Exhibit 4.6)	11/8/13	333-192232

4.4	Common Stock Warrant Agreement by and between the Registrant and Creation Capital LLC, dated as of April 30, 2008		Form S-1 (Exhibit 4.7)	11/8/13	333-192232

4.5	Series E Warrant Agreement by and between the Registrant and Creation Capital LLC, dated as of September 14, 2010		Form S-1 (Exhibit 4.8)	11/8/13	333-192232

4.6	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on May 9, 2011		Amendment No. 3 to Form S-1 (Exhibit 4.9)	1/29/14	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.7	Warrant to Purchase 156,978 Shares of Series F Convertible Preferred Stock by and between the Registrant and GE Capital Equity Investments, Inc., dated as of December 17, 2012		Form S-1 (Exhibit 4.10)	11/8/13	333-192232

4.8	Warrant to Purchase 113,022 Shares of Series F Convertible Preferred Stock by and between the Registrant and Zions First National Bank, dated as of December 17, 2012		Form S-1 (Exhibit 4.11)	11/8/13	333-192232

4.9	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on March 4, 2011 and May 9, 2011		Form S-1 (Exhibit 4.12)	11/8/13	333-192232

4.10	Form of Amendment to Warrant to Purchase Shares of Common Stock of the Registrant, dated as of December 18, 2012		Form S-1 (Exhibit 4.13)	11/8/13	333-192232

4.11	Form of Amendment No. 2 to Warrant to Purchase Shares of Common Stock of the Registrant, dated as of February 1, 2013		Form S-1 (Exhibit 4.14)	11/8/13	333-192232

4.12	Warrant to Purchase Shares of Common Stock of the Registrant by and between the Registrant and the University of Utah Research Foundation, dated as of February 17, 2010		Form S-1 (Exhibit 4.15)	11/8/13	333-192232

4.13	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on April 18, 2011, November 15, 2011, November 16, 2011, February 22, 2012, February 29, 2012 and March 7, 2012		Form S-1 (Exhibit 4.16)	11/8/13	333-192232

4.14	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on August 30, 2013 and September 20, 2013, as amended		Amendment No. 2 to Form S-1 (Exhibit 4.17)	12/20/13	333-192232

4.15	Form of Amendment to Warrant to Purchase Common Stock of the Registrant, dated as of December 23, 2013		Amendment No. 3 to Form S-1 (Exhibit 4.17.1)	1/29/14	333-192232

4.16	Warrant to Purchase Shares of Common Stock of the Registrant by and between the Registrant and Zions First National Bank, dated as of March 17, 2011		Form S-1 (Exhibit 4.18)	11/8/13	333-192232

4.17	Series E Warrant Agreement by and between the Registrant and Zions First National Bank, dated as of April 7, 2010		Amendment No. 2 to Form S-1 (Exhibit 4.19)	12/20/13	333-192232
4.18	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued to TGP Securities, Inc. on August 30, 2013 and September 20, 2013, as amended		Amendment No. 2 to Form S-1 (Exhibit 4.20)	12/20/13	333-192232

4.19	Form of Amendment to Warrant to Purchase Shares of Common Stock of the Registrant, issued to TGP Securities, Inc., dated as of December 23, 2013		Amendment No. 3 to Form S-1 (Exhibit 4.21)	1/29/14	333-192232

4.20	Form of Magna Senior Convertible Note		Form 8-K (Exhibit 4.1)	7/1/2014	001-33624

4.21	Magna Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.2)	7/1/2014	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.22	Hercules Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.3)	7/1/2014	001-33624

4.23	Form of Warrant to be Issued to Investors in the Offering		Amendment No. 3 to Form S-1 (Exhibit 4.24)	11/19/14	333-199753

4.24	Form of Unit Purchase Option to be Issued to the Underwriters in the Offering		Amendment No. 3 to Form S-1 (Exhibit 4.25)	11/19/14	333-199753

4.25	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer and Trust Company		Amendment No. 3 to Form S-1 (Exhibit 4.26)	11/19/14	333-199753

4.26	Warrant to purchase shares of common stock of the Registrant by and between the Registrant and Hampshire MedTech Partner II, L.P., dated as of November 6, 2014		Form 8-K (Exhibit 4.1)	11/7/14	001-33624

4.27	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on September 17, 2014.	X

4.28	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on November 12, 2014.	X

10.1	Securities Purchase Agreement by and between the Registrant and MG Partners II Ltd, dated as of June 30, 2014		Form 8-K (Exhibit 10.1)	7/1/2014	001-33624

10.2	Registration Rights Agreement by and between the Registrant and MG Partners II Ltd., dated as of June 30, 2014		Form 8-K (Exhibit 10.2)	7/1/2014	001-33624

10.3	Loan and Security Agreement by and among the Registrant, its subsidiary, Hercules Technology Growth Capital, Inc., and Hercules Technology III, L.P., dated as of June 30, 2014		Form 8-K (Exhibit 10.3)	7/1/2014	001-33624

10.4	Joint Development and License Agreement by and between the Registrant and Orthopaedic Synergy, Inc., dated as of February 8, 2010**		Amendment No. 3 to Form S-1 (Exhibit 10.7)	1/29/14	333-192232

10.5	Distribution Agreement by and between the Registrant and Orthopaedic Synergy, Inc., dated as of February 22, 2010, and First Amendment and Addendum thereto, dated as of November 1, 2012**		Amendment No. 3 to Form S-1 (Exhibit 10.8)	1/29/14	333-192232

10.6	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009		Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.7	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012		Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.8	Form of Severance and Change of Control Agreement*		Amendment No. 2 to Form S-1 (Exhibit 10.12)	12/20/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.9	Form of Indemnification Agreement by and between the Registrant and its officers and directors 8		Amendment No. 2 to Form S-1 (Exhibit 10.14)	12/20/13	333-192232

10.10	Amedica Corporation Amended and Restated 2012 Equity Incentive Plan*		Amendment No. 4 to Form S-1 (Exhibit 10.15)	2/12/14	333-192232

10.11	Form of 2012 Stock Option Grant Notice and Stock Option Agreement*		Amendment No. 4 to Form S-1 (Exhibit 10.16)	2/12/14	333-192232

10.12	Form of 2012 Restricted Stock Award and Restricted Stock Unit Agreement*		Amendment No. 4 to Form S-1 (Exhibit 10.17)	2/12/14	333-192232

10.13	Amedica Corporation 2003 Stock Option Plan*		Form S-1 (Exhibit 10.18)	11/8/13	333-192232

10.14	Form of 2003 Non-Qualified Stock Option Agreement and Notice of Exercise of Non-Qualified Stock Option thereunder*		Form S-1 (Exhibit 10.19)	11/8/13	333-192232

10.15	Form of 2003 Incentive Stock Option Agreement and Notice of Exercise of Incentive Stock Option thereunder*		Form S-1 (Exhibit 10.20)	11/8/13	333-192232

10.16	Form of Executive Retention Program Agreement*		Form 8-K (Exhibit 10.1)	8/14/14	001-33624

21.1	List of Subsidiaries of the Registrant		Form S-1 (Exhibit 21.1)	11/8/13	333-192232

23.1	Consent of Independent Registered Public Accounting Firm	X

23.2	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement.

**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and then filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: March 24, 2015	/S/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2015	/S/ Ty A. Lombardi
Ty A. Lombardi
Vice President Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2015	/S/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: March 24, 2015	/S/ David W. Truetzel
David W. Truetzel, Director

Date: March 24, 2015	/S/ Jeffrey S. White
Jeffrey S. White, Director

Date: March 24, 2015	/S/ Eric A. Stookey
Eric A. Stookey, Director

AMEDICA CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Amedica Corporation

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Amedica Corporation as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedica Corporation at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and negative operating cash flows and needs to obtain additional financing to be compliant with debt covenants through 2015.  These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

March 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Amedica Corporation

We have audited the accompanying consolidated balance sheets of Amedica Corporation as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amedica Corporation at December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and needs to obtain additional financing which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 31, 2014

Amedica Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$18,247	$2,279
Restricted cash	-	392
Trade accounts receivable, net of allowance of $54 and $49, respectively	2,513	2,817
Prepaid expenses and other current assets	1,247	1,575
Deferred offering costs	-	2,763
Inventories, net	11,675	10,084
Total current assets	33,682	19,910

Property and equipment, net	3,515	3,531
Intangible assets, net	4,188	4,688
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$47,583	$34,327

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$778	$3,377
Accrued liabilities	3,146	3,711
Current portion of long-term debt	19,070	17,925
Total current liabilities	22,994	25,013

Deferred rent	517	575
Long-term debt	3,061	-
Other long-term liabilities	134	134
Derivative liabilities	13,970	210

Commitments and contingencies
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 0 and 80,910,394 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively; aggregate liquidation value of $0 and $149,692 at December 31, 2014 and December 31, 2013, respectively	-	161,456
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 250,000,000 shares authorized; 26,353,666 and 597,675 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	264	6
Additional paid-in capital / (capital deficiency)	179,148	(13,144)
Accumulated deficit	(172,505)	(139,923)
Total stockholders’ equity (deficit)	6,907	(153,061)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$47,583	$34,327

See accompanying notes.

Amedica Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013
Product revenue	$22,765	$22,314
Costs of revenue	7,910	7,045
Gross profit	14,855	15,269
Operating expenses:
Research and development	6,742	3,461
General and administrative	13,588	5,759
Sales and marketing	18,692	16,384
Total operating expenses	39,022	25,604
Loss from operations	(24,167)	(10,335)
Other income (expense):
Interest income	12	16
Interest expense	(3,650)	(1,851)
Loss on extinguishment of debt	(2,194)	-
Change in fair value of derivative liabilities	(251)	3,970
Offering costs	(2,026)	-
Other expense	(306)	(86)
Total other income (expense)	(8,415)	2,049
Net loss before income taxes	(32,582)	(8,286)
Provision for income taxes	-	-
Net Loss	(32,582)	(8,286)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	-	(2)
Total comprehensive loss	$(32,582)	$(8,288)

Net loss per share attributable to common stockholders:
Basic and diluted	$(2.66)	$(15.52)

Weighted average common shares outstanding:
Basic and diluted	12,239,953	534,073

See accompanying notes.

Amedica Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Additional	Accumulated
	Convertible				Paid-In Capital/	Other		Total
	Preferred Stock		Common Stock		(Capital	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficiency)	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2012	76,170,394	$153,474	348,734	$3	$(16,651)	$2	$(131,637)	$(148,283)
Issuance of Series F preferred stock for $2.00 per share net of issuance costs	4,740,000	7,982	–	–	–	–	–	–
Issuance of common stock in connection with exercise of warrants	–	–	178,516	2	2,876	–	–	2,878
Issuance of common stock upon cashless exercise of stock options	–	–	27,624	–	–	–	–	–
Issuance of common stock upon exercise of stock options	–	–	29,680	1	76	–	–	77
Stock-based compensation	–	–	13,121	–	555	–	–	555
Unrealized loss on marketable securities	–	–	–	–	–	(2)	–	(2)
Net loss	–	–	–	–	–	–	(8,286)	(8,286)
Balance at December 31, 2013	80,910,394	$161,456	597,675	$6	$(13,144)	$-	$(139,923)	$(153,061)
Issuance of common stock in connection with IPO, net of issuance costs	–	–	3,682,900	37	14,361	–	–	14,398
Preferred stock converted to common upon IPO	(80,910,394)	(161,456)	8,029,779	80	162,352	–	–	162,432
Issuance of units in connection with secondary offering, net of issuance costs	–	–	11,441,646	115	1,932	–	–	2,047
Issuance of common stock upon exercise of warrants	–	–	9,328	–	24	–	–	24
Issuance of common stock with notes payable	–	–	50,853	1	219	–	–	220
Issuance of common stock upon conversion of notes payable	–	–	2,047,082	20	2,408	–	–	2,428
Stock-based compensation	–	–	494,403	5	10,996	–	–	11,001
Net loss	–	–	–	–	–	–	(32,582)	(32,582)
Balance at December 31, 2014	–	$-	26,353,666	$264	$179,148	$-	$(172,505)	$6,907

See accompanying notes.

Amedica Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December,
	2014	2013
Cash flow from operating activities
Net loss	$(32,582)	$(8,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,839	1,706
Amortization of intangible assets	501	501
Amortization of lease incentive for tenant improvements	20	20
Non cash interest expense	1,849	431
Loss on extinguishment of debt	2,194	-
Stock based compensation	10,217	555
Change in fair value of derivative liabilities	251	(3,970)
Loss on disposal of equipment	305	81
Provision for inventory reserve	2,630	1,293
Bad debt expense	65	5
Offering costs	2,026	-
Changes in operating assets and liabilities:
Trade accounts receivable	239	1,194
Prepaid expenses and other current assets	2,775	(4,220)
Inventories	(3,438)	(2,551)
Other long-term assets	-	3
Accounts payable and accrued liabilities	(3,413)	3,289
Net cash used in operating activities	(14,522)	(9,949)
Cash flows from investing activities
Purchase of property and equipment	(2,172)	(2,332)
Proceeds from sale of property and equipment	43	37
Decrease (increase) in restricted cash	392	(132)
Purchases of marketable securities	-	-
Proceeds from maturities of marketable securities	-	2,680
Net cash provided by (used in) investing activities	(1,737)	253
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	15,369	-
Proceeds from issuance of units, net of issuance costs	11,320	-
Proceeds from issuance of stock in connection with exercise of warrants	-	2,878
Proceeds from exercise of stock options	-	77
Proceeds from issuance of preferred stock	-	8,852
Proceeds from line of credit	-	10,940
Payments on line of credit	-	(13,513)
Payments on long-term debt	(19,000)	-
Debt extinguishment payments	(810)	-
Proceeds from issuance of long-term debt	26,800	-
Payment of deferred financing costs	(1,452)	-
Net cash provided by financing activities	32,227	9,234
Net increase (decrease) in cash and cash equivalents	15,968	(462)
Cash and cash equivalents at beginning of period	2,279	2,741
Cash and cash equivalents at end of period	$18,247	$2,279

Noncash investing and financing activities
Preferred stock converted into common stock	$161,456	$-
Reclassification of warrant liability	$5	$-
Stock and derivative liabilities issued with long-term debt	$3,477	$-
Debt converted to common stock	$1,500	$-
Derivative liabilities issued with preferred stock	$-	$871
Supplemental cash flow information
Cash paid for interest	$1,731	$1,403

See accompanying notes.

AMEDICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2014 and 2013

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

Liquidity and Capital Resources

For the years ended December 31, 2014 and 2013, the Company incurred a net loss of $32.6 million and $8.3 million, respectively and used cash in operations of $14.5 million and $9.9 million, respectively. The Company had an accumulated deficit of $172.5 million and $139.9 million at December 31, 2014 and 2013, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2015.

As discussed further in Note 7, the Company refinanced its long-term debt and entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance in excess of $9.0 million. At December 31, 2014, the Company’s cash balance was approximately $18.2 million. The Company anticipates that it will need to obtain additional funding during the fourth quarter of 2015 to maintain compliance with the liquidity covenants related to the Hercules Term Loan through 2015. Furthermore, if the Company is unable to access additional funds prior to becoming non-compliant with the liquidity covenant, the entire remaining balance of the debt could become immediately due and payable at the option of the lender. Although the Company will seek additional financing, additional funding may not be available to the Company on acceptable terms, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to the Company’s financial statements as a result of this uncertainty.

Reverse Stock Split

On February 11, 2014, the Company effected a 1 for 25.7746 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these financial statements prior to February 11, 2014 have been adjusted retroactively to reflect the reverse stock split.

Public Offerings

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

On November 26, 2014, the Company completed a secondary offering, in which the Company sold and issued 11,441,646 units. Each unit was issued at a price of $1.14 and consisted of one share of common stock and one common stock warrant. As a result of the secondary offering, the Company received proceeds of approximately $11.3 million, net of approximately $1.7 million in cash underwriting and other offering costs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Some of the more significant estimates relate to inventory, stock-based compensation, long-lived and intangible assets, and derivative liabilities.

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

The Company’s customers are primarily hospitals and surgical centers. At December 31, 2014, no customer receivable balance was 10% or greater of the Company’s total trade accounts receivable. At December 31, 2013, one customer receivable balance was 15% of the Company’s total trade accounts receivable. There were two customers that accounted for 10% or more of the Company’s revenue representing 28% of revenue for the year ended December 31, 2014. There was one customer that accounted for 10% or more of the Company’s revenue representing 14% of revenue for the year ended December 31, 2013.

Credit to customers is granted based upon an analysis of the customers’ individual credit worthiness. The Company’s allowance for bad debts as of December 31, 2014 and 2013 was $54,000 and $49,000, respectively. For the years ended December 31, 2014 and 2013, the Company recorded bad debt expense of $65,000 and $5,000, respectively.

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

Cash, Cash Equivalents, Restricted Cash, and Investments

The Company considers all cash on deposit, money market accounts and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents. Restricted cash consisted of cash we received from payments of our accounts receivables held in a segregated account that could have been applied to pay amounts owed under our revolving credit facility with General Electric Capital Corporation. The Company’s investments in marketable debt and equity securities were deemed by management to be available for sale and were reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive loss in stockholders’ deficit. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, was recognized in other income and expense.

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

In accounting for long-lived assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. The Company has not recognized any impairment loss for property and equipment for the years ended December 31, 2014 and 2013.

Long-Lived Assets, Indefinite-lived Intangible and Goodwill

Periodically, the Company assesses potential impairment of its long-lived assets, which include property, equipment, and acquired intangible assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. The Company amortizes finite-lived intangible assets on a straight-line basis over their estimated useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2014 and 2013.

The Company tests goodwill and indefinite-lived intangibles for impairment annually as of December 31, or whenever events or changes in circumstances indicate that goodwill or indefinitely-lived intangibles may be impaired. For goodwill, the Company initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. For goodwill impairment testing purposes, we consider the value of our equity, including the value of our convertible preferred stock, in the total carrying value of our single reporting unit. If, after assessing the totality of events or circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a first step by comparing the book value of net assets to the fair value of the Company’s single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company performed the first step and determined that it was not more-likely-than-not that the fair value of the Company’s single reporting unit was less than its carrying amount and no goodwill impairment was recognized during the years ended December 31, 2014 and 2013.

The impairment test for indefinite-lived intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset, using the income approach, with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company recorded no impairment loss for indefinite-lived intangible assets during the years ended December 31, 2014 and 2013.

Derivative Liabilities

Derivative liabilities includes the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense), in the Company’s statements of operations and comprehensive loss until the instruments settle or expire. The Company estimates the fair value of these instruments using the Black-Scholes-Merton valuation model. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

The effect of changes to these significant assumptions on the estimated liability for these instruments is as follows:

Fair value of underlying stock increases	Warrant liability increases
Risk free interest increases	Warrant liability decreases
Expected average life increases	Warrant liability increases
Expected dividend yield increases	Warrant liability decreases
Expected volatility increases	Warrant liability increases

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

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were approximately $149,000 and $403,000 million for the years ended December 31, 2014 and 2013, respectively.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. The Company recognizes interest and penalties as a component of the provision for income taxes. No interest or penalties were recognized in the years ended December 31, 2014 and 2013.

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

The Company accounts for stock options to purchase shares of stock that are issued to non-employees based on the estimated fair value of such instruments using the Black-Scholes-Merton option pricing model. The measurement of stock-based compensation expense for these instruments is variable and subject to periodic adjustments to the estimated fair value until the awards vest. Any resulting change in the estimated fair value is recognized in the Company’s consolidated statements of operations during the period in which the related services are rendered.

Offering Costs

Offering costs consist of legal, accounting and other advisory costs related to the Company’s efforts to raise capital. At December 31, 2013, the Company had deferred offering costs of $2.8 million related to the IPO of the Company’s common stock. Additional costs related to the Company’s IPO activities were deferred until the completion of the IPO in February 2014, at which time they were reclassified to additional paid-in capital as a reduction of the IPO proceeds.

Since the warrants issued in the Company’s November 2014 secondary offering were considered liabilities, a portion of the offering costs were expensed and the remaining amount was reclassified to additional paid-in capital as a reduction of proceeds from the secondary offering.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The update is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on the Company’s financial statements of adopting ASU 2014-15 is currently being assessed by management.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of convertible preferred stock and common stock, convertible notes, and stock options and restricted stock units outstanding under the Company’s equity incentive plans. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2014	2013
Common stock warrants	16,657,021	473,835
Convertible notes	8,772,111	-
Common stock options	1,383,479	106,544
Restricted stock units	1,059,745	168,832
Convertible preferred stock	-	3,884,788
Preferred stock warrants	-	102,810
	27,872,356	4,736,809

Shares are based on the terms of securities outstanding as of the date presented. When anti-dilution provisions were triggered for the Series F convertible preferred stock, additional dilution occurred.

2. Inventories

The components of inventory were as follows (in thousands):

	December 31,	December 31,
	2014	2013
Raw materials	$839	$1,025
WIP	486	1,410
Finished Goods	10,350	7,649
	$11,675	$10,084

Finished goods include consigned inventory in the amounts of approximately $3.0 million and $5.5 million as of December 31, 2014 and December 31, 2013, respectively.

3. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	December 31,
	2014	2013
Manufacturing and lab equipment	$7,427	$7,163
Surgical instruments	8,217	7,721
Leasehold improvements	1,439	1,439
Software and computer equipment	845	807
Furniture and equipment	628	621
	18,556	17,751
Less: accumulated depreciation and amortization	(15,041)	(14,220)
	$3,515	$3,531

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
	9,587	9,587
Less accumulated amortization	(5,399)	(4,899)
	$4,188	$4,688

Based on the recorded intangibles at December 31, 2014, the estimated amortization expense for each of the five years ending in 2019 is approximately $501,000 per year and $1.5 million thereafter.

5. Fair Value Measurements and Marketable Securities

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at December 31, 2014 and December 31, 2013. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$11,358	$11,358
Conversion feature of notes	-	-	2,612	2,612
Total derivative liability	$-	$-	$13,970	$13,970

	Fair Value Measurements at December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Preferred stock warrants	$-	$-	$11	$11
Common stock warrants	-	-	199	199
Total derivative liability	$-	$-	$210	$210

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2014 and 2013. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2014 and 2013:

	Common Stock Warrants	Preferred Stock Warrants	Conversion Feature of Notes	Total Derivative Liability
Balance at December 31, 2012	$(2,783)	$(526)	$-	$(3,309)
Issuances of derivatives	(871)	-	-	(871)
Modification of terms	(424)	-	-	(424)
Change in fair value	3,879	515	-	4,394
Balance at December 31, 2013	$(199)	$(11)	$-	$(210)

Balance at December 31, 2013	$(199)	$(11)	$-	$(210)
Issuances of derivatives	(12,617)	-	(1,930)	(14,547)
Reclassification from liability to equity	-	5	-	5
Extinguishment of derivative liabilities	24	-	1,008	1,032
Change in fair value	1,434	6	(1,690)	(250)
Balance at December 31, 2014	$(11,358)	$-	$(2,612)	$(13,970)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance.

The assumptions used in estimating the common stock warrant liability at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014	December 31, 2013
Estimated fair value of common share	$0.80	$5.75
Weighted-average risk free interest rate	1.53%	1.26%
Weighted-average expected life (in years)	4.7	4.1
Expected dividend yield	0%	0%
Weighted average expected volatility	116%	47%

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

Upon completion of the IPO in February 2014, all 2,344,731 outstanding warrants exercisable for shares of preferred stock were converted into 159,834 warrants exercisable for shares of common stock and the convertible preferred stock warrant liability was reclassified to stockholders’ equity. There were no warrants exercisable for shares of preferred stock outstanding at December 31, 2014.

The assumptions used in estimating the preferred stock warrant liability at December 31, 2013 were as follows:

December 31, 2013

Estimated fair value of common share	$5.75
Weighted-average risk free interest rate	1.11%
Weighted-average expected life (in years)	3.6
Expected dividend yield	0%
Weighted average expected volatility	44%

Conversion Feature of Notes

The Company entered into convertible notes in 2014. The conversion features of the notes were evaluated and determined to be derivatives and are re-measured to fair value at each reporting period.

The assumptions used in estimating the conversion feature of the notes at December 31, 2014 were as follows:

December 31, 2014
Estimated fair value of common share	$0.80
Weighted-average risk free interest rate	0.67%
Weighted-average expected life (in years)	1.6
Expected dividend yield	0%
Weighted average expected volatility	32%

Fair Value of Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

Marketable Securities

There were no marketable securities at December 31, 2014 and 2013. The Company received proceeds of $2.7 million from the maturities and sales of marketable securities and realized gains from these sales of $2,000 during the year ended December 31, 2013.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Commissions	$846	$989
Payroll and related expenses	1,001	645
Royalties	531	277
Interest payable	333	119
Final loan payment fees	233	1,281
Offering costs	-	323
Deferred rent	57	32
Other	145	45
	$3,146	$3,711

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

At the time of extinguishment on June 30, 2014, the total outstanding principal of the GE Secured Lending Facility was $14.4 million, although the financial statements reflected a carrying value of $14.3 million due to the bifurcated value of warrants issued in connection with the GE Secured Lending Facility, which was being amortized to interest expense over the life of the loan. The Company had been in covenant default with regards to the liquidity covenant of the GE Secured Lending Facility several times during 2013. The Company entered into four amendments to its agreement with GE Capital during 2013 to forego the liquidity covenant testing required under the facility. The fourth amendment to the agreement, which was entered into in December 2013, stipulated the liquidity covenant would not be tested by GE through January 31, 2014. In January 2014, the Company entered into a fifth amendment to the agreement that extended the time through which the liquidity covenant would not be tested to February 28, 2014. In connection with these amendments, the Company incurred amendment fees which were being amortized to interest expense over the remaining life of the loans. The unamortized deferred financing costs were $1.1 million at the time of extinguishment. The Company recorded a $1.6 million loss on extinguishment of debt during the year ended December 31, 2014.

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

Hercules Term Loan

The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules Technology on the closing date of the loan. The closing fee has been recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.5 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. In addition, the Company issued a warrant to Hercules Technology (“Hercules Warrant”) to purchase 516,129 shares of the Company’s common stock at an initial exercise price of $4.65, subject to adjustment. The Hercules Warrant was determined to be a derivative and the $900,000 estimated fair value of the Hercules Warrant was recorded as a debt discount and derivative liability. The debt discount is being amortized to interest expense over the life of the loan and the derivative liability will be marked to market at each reporting period. The Hercules Warrant expires on June 30, 2019. Financing costs were $1.1 million, which were recorded as deferred financing costs and are being amortized to interest expense over the life of the loan. The Hercules Term Loan also has an early termination fee of $1.2 million if the loan is paid prior to July 1, 2015.

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

The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates, financial reporting requirements and a minimum liquidity covenant that requires the Company to maintain cash and cash equivalents of not less than $9.0 million. Although the Company was in compliance with the liquidity covenant at December 31, 2014, the Company anticipates that it will be non-compliant with the liquidity covenant during the fourth quarter of 2015 if additional financing is not obtained, and has therefore classified the entire obligation as a current liability.

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

The Magna Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna’s option, into shares of common stock at a conversion price equal to the lesser of (i) $3.75 per share or (ii) a price equal to 80% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the five trading days prior to conversion.

As of December 31, 2014, Magna had converted a total of $1.5 million of the principal amount of the Convertible Notes into 2,047,082 shares of common stock. The Company recorded a loss upon extinguishment of $598,000 during the year ended December 31, 2014. At December 31, 2014, the outstanding principal amounts of the Initial Convertible Note and the Additional Convertible Note were $1.0 million and $3.5 million, respectively. At December 31, 2014, the Convertible Notes if-converted value exceeded its principal amount by approximately $2.3 million using the closing stock price at December 31, 2014.

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

The Company recorded $144,000 in interest expense as per the stated interest on the Convertible Notes during the year ended December 31, 2014.  The Company accreted $384,000 in interest expense related to the debt discounts on the Convertible Notes during the year ended December 31, 2014. The effective interest rate for the Initial Convertible Note and the Additional Convertible Note was 50% and 29%, respectively.

Bridge Loan

On November 6, 2014, the Company entered into a Loan and Security Agreement with Hampshire MedTech Partners II, LP (“Bridge Lender”), in connection with a $1.0 million loan to us (“Bridge Loan”), which matured on the earlier of (a) the third business day following the closing of a qualified secondary offering and (b) December 17, 2014. The Bridge Loan bore interest at the rate of 15% per annum and was due on payable upon maturity. Furthermore, the Company was obligated to pay the Bridge Lender a $75,000 commitment upon maturity. The Company closed on a qualified secondary offering on November 26, 2014 and paid the Bridge Loan and associated accrued interest and fees on December 1, 2014.

In addition, the Company issued a warrant to the Bridge Lender (“Closing Bridge Warrant”), to purchase up to 267,380 shares of our common stock, with an initial exercise price of $1.87 per share. The Closing Bridge Warrant was determined to be a derivative and the $107,000 estimated fair value of the Closing Bridge Warrant was recorded as a debt discount and derivative liability. The debt discount was amortized to interest expense over the life of the loan and derivative liability is marked to market at each reporting period. Because we closed a public offering at a price per share of common stock less than the initial exercise price of the Closing Bridge Warrant, the number of warrants increased to 438,596 and the exercise price was reduced to $1.14. The Closing Bridge Warrant was exercisable upon issuance and expires on November 5, 2019. Furthermore, a warrant to purchase up to 25,000 shares of our common stock at an exercise price of $1.48 was granted to an investment advisor.  This warrant was determined to be a derivative and the $20,000 estimated fair value of this warrant was recorded as a debt discount and derivative liability. The debt discount was amortized to interest expense over the life of the loan.

Outstanding long-term debt consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
GE Secured Lending Facility	$-	$-	$-	$18,000	$(75)	$17,925
Hercules Term Loan	20,000	(930)	19,070	-	-	-
Convertible Note	4,500	(1,439)	3,061	-	-	-
Total debt	24,500	(2,369)	22,131	18,000	(75)	17,925
Less: Current portion	(20,000)	930	(19,070)	(18,000)	75	(17,925)
Long-term debt	$4,500	$(1,439)	$3,061	$-	$-	$-

The following summarizes by year the future principal payments as of December 31, 2014 (in thousands):

Years Ending December 31,	Hercules Term Loan	Magna Convertible Notes	Total
2014	$-	$-	$-
2015	2,949	-	2,949
2016	7,666	4,500	12,166
2017	8,567	-	8,567
2018	818	-	818
Total future principal payments	$20,000	$4,500	$24,500

8. Equity

Authorized Stock

In February 2014, prior to the completion of the IPO, the Company’s certificate of incorporation was amended and restated to increase the number of authorized common shares from 150,000,000 to 250,000,000 and the number of authorized preferred shares from 100,000,000 to 130,000,000.

Common Stock

Initial Public Offering

On February 12, 2014, the Company completed an IPO of its common stock, in which the Company sold and issued 3,682,900 shares of common stock, including 182,900 shares sold pursuant to the exercise by the underwriters of their over-allotment option, at an issuance price of $5.75 per share, less underwriting discounts and commissions. The Company received proceeds of approximately $15.4 million, net of approximately $5.8 million in underwriting and other offering costs from the IPO.

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

Secondary Offering

On November 26, 2014, the Company completed a secondary offering, in which the Company sold and issued 11,441,646 units. Each unit was issued at a price of $1.14 and consisted of one share of common stock and one common stock warrant (“Secondary Offering Warrant”). The Company received proceeds of approximately $11.3 million, net of approximately $1.7 million in cash underwriting and other offering costs from the secondary offering. The Company issued an additional 1,716,246 Secondary Offering Warrants pursuant to the underwriters’ over-allotment option.

The Secondary Offering Warrants were immediately exercisable after issuance into common shares at an exercise price of $1.48 and terminate on November 26, 2019. The Secondary Offering Warrants contain a cashless exercise provision whereby the holders may exercise warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, at any time 120 days after issuance, by electing to receive a cash payment from the Company equal to the Black Scholes Value (as defined below) of the number of shares the holder elects to exercise (the “Black Scholes Payment”); provided that we have discretion as to whether to deliver the Black Scholes Payment or, subject to meeting certain conditions, to deliver a number of shares of our common stock determined according to the following formula (the “Cashless Exercise”):

Total Shares = (A x B) / C

Where:

•	Total Shares is the number of shares of common stock to be issued upon a Cashless Exercise

•	A is the total number of shares with respect to which the warrant is then being exercised.
•	B is the Black Scholes Value (as defined below).
•	C is the closing bid price of our common stock as of two trading days prior to the time of such exercise.

As defined in the Secondary Offering Warrants, “Black Scholes Value” means the Black Scholes value of an option for one share of our common stock at the date of the applicable Black Scholes Payment or Cashless Exercise, which is calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing (i) an underlying price per share equal to the closing bid price of the Common Stock as of trading day immediately preceding the date of issuance of the warrant, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the remaining term of the warrant as of the applicable Black Scholes Payment or Cashless Exercise, (iii) a strike price equal to the exercise price in effect at the time of the applicable Black Scholes Payment or Cashless Exercise, (iv) an expected volatility equal to 135% and (v) a remaining term of such option equal to five years (regardless of the actual remaining term of the warrant).

The Secondary Offering Warrants also have a mandatory exercise provision, whereby, in the event that the Company’s common stock trades at a price that is 25% or more above the exercise price of the warrants for a period of at least 20 consecutive trading days at any time 120 days after issuance, the Company may, subject to certain limitations in the warrants, require the holder of the warrants to exercise the warrants for cash payment of the exercise price.

The Secondary Offering Warrants are considered to be liabilities and are marked to market at each reporting period. The Company estimated the fair value of the Secondary Offering Warrants to be $10.5 million. The Company recorded $10.5 million of the $13.0 million gross proceeds from the secondary offering to derivative liabilities and $2.5 million to equity. Furthermore, $2.0 million of the offering costs were expensed and $488,000 was recorded to additional paid-in capital as a reduction of proceeds from the secondary offering. Had the cashless exercise provision been exercised by all holders of the Secondary Offering Warrants at December 31, 2014, the Company would have had to either pay $10.5 million in cash or issue 15,479,873 shares of common stock. The number of shares of common stock that would be required to satisfy the cashless exercise provision increases as the price of the Company’s stock decreases and decreases as the price of the Company’s stock increases.

In addition, as part of the underwriter agreement, the Company issued a Unit Option to the Underwriter to purchase a Unit at an exercise price of $1.43.  The Unit includes a share of common stock and a Secondary Offering Warrant. The Unit Option was determined to be a liability and the estimated fair value of $658,000 was included in offering costs.  Furthermore, 200,000 common stock warrants were issued to a financial advisor who advised on the transaction. These warrants were determined to be liabilities and the estimated fair value of $115,000 was included in offering costs.

Other Issuances

During the year ended December 31, 2014, the Company issued 50,583 shares of common stock to Magna as a commitment fee associated with the convertible notes and 50,000 shares of restricted common stock as consideration for termination of a consulting agreement. Furthermore, 444,403 shares of common stock were issued upon the vesting of restricted stock awards and 9,328 upon exercise of warrants.

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2014	2013
Convertible preferred stock:
Shares outstanding	-	3,884,788
Warrants
Series C convertible preferred stock	-	52,325
Series D convertible preferred stock	-	12,786
Series E convertible preferred stock	-	27,224
Series F convertible preferred stock	-	10,475
Common stock warrants	16,657,021	473,835
Convertible notes	8,772,111	-
Common stock options	1,383,479	106,544
Restricted stock units	1,059,745	168,832
Shares available for grant under equity plans	-	91,659
	27,872,356	4,828,468

Shares are based on the terms of securities outstanding as of the date presented. Upon completion of the IPO in February 2014, antidilution provisions were triggered for the Series F convertible preferred stock and Series F warrants and the Series F preferred stock converted into 4,906,874 shares of common stock and the Series F warrants converted into warrants to purchase 67,499 shares of common stock. Upon completion of the IPO, all shares of preferred stock converted into 8,029,779 shares of common stock.

Convertible Preferred Stock

In August and September 2013, the Company issued an aggregate of 4,740,000 shares of Series F convertible preferred stock at a purchase price of $2.00 per share, and associated warrants to purchase 91,951 shares of common stock. The warrants expire after five years and had an exercise price of $25.77 and $0.47 per share at December 31, 2013 and 2014, respectively. In addition, the Company issued warrants to purchase an aggregate of 9,311 shares of common stock to a placement agent, in August and September 2013. These warrants expire after five years and had an exercise price of $56.70 and $0.47 per share at December 31, 2013 and 2014, respectively.

There was no outstanding convertible preferred stock at December 31, 2014. At December 31, 2013, convertible preferred stock consisted of the following:

Series	Designated Shares	Shares Issued and Outstanding	Aggregate Liquidation Preference (in thousands)
Series A	5,800,000	5,365,398	$3,219
Series A-1	10,400,000	10,390,463	6,234
Series B	2,300,000	1,944,147	2,333
Series B-1	3,300,000	3,299,141	3,959
Series C	7,900,000	6,682,562	13,365
Series C-1	4,325,000	4,275,000	8,550
Series D	8,300,000	7,978,800	23,936
Series D-1	6,300,000	6,145,667	18,437
Series E	16,200,000	15,201,716	30,404
Series F	20,710,000	19,627,500	39,255
Undesignated	14,465,000	-	-
Total	100,000,000	80,910,394	$149,692

Upon completion of the IPO in February 2014, all 80,910,394 outstanding shares of preferred stock converted into 8,029,779 shares of common stock and the value of the convertible preferred stock of $161.5 million was reclassified to stockholders’ equity.

The rights and preferences of the convertible preferred stock were as follows:

Dividends

Holders of the convertible preferred stock shall be entitled to receive noncumulative dividends in preference to any dividend on common stock payable only if declared by the Board of Directors. As of December 31, 2014 and 2013, the Board of Directors had not declared any dividends.

Liquidation Preference

In the event of any liquidation or winding up of the Company, including in the event of the merger, consolidation and sale of the Company, the holders of Series F convertible preferred stock were entitled to receive, in preference to holders of all other series of preferred stock and holders of common stock, a per share amount equal to $2.00, plus all accrued but unpaid dividends, when, as and if declared. If the Series F convertible preferred stock liquidation preference had been paid in full to holders of such preferred stock, thereafter, the holders of Series A and A-1, Series B and B-1, Series C and C-1, Series D and D-1 convertible preferred stock, and Series E convertible preferred stock, would have been entitled to receive ratably, and in preference to the holders of common stock, a per share amount equal to $0.60 for Series A and A-1 convertible preferred stock, $1.20 for Series B and B-1 convertible preferred stock, $2.00 for Series C and C-1 convertible preferred stock, $3.00 for Series D and D-1 convertible preferred stock, and $2.00 for Series E convertible preferred stock plus, with respect to each such series of preferred stock, all declared but unpaid dividends. After the payment of the liquidation preference to the holders of the preferred stock, the remaining assets would have been distributed ratably to the holders of the common stock.

A sale, merger, reorganization, liquidation, dissolution or winding up of the Company may have, in certain circumstances, been deemed to be a liquidation event and trigger the liquidation preferences associated with the outstanding shares of convertible preferred stock. Because a change in control could occur and not be solely within the control of the Company, all convertible preferred stock was deemed to be redeemable and classified outside of permanent equity in the accompanying consolidated balance sheets. However, because the timing of any such redemption was uncertain, the Company did not accrete the carrying value of the convertible preferred stock to its liquidation preference.

Conversion

The holders of the convertible preferred stock had the right to convert the shares of preferred stock held by such holders, at any time, into shares of common stock. Upon conversion, any declared but unpaid dividends on the preferred stock would have been paid in additional shares of common stock.

The convertible preferred stock was automatically converted into common stock, at the then applicable conversion ratio, upon the closing of a public offering of shares of common stock at a per share price not less than the then applicable conversion price (as adjusted for stock splits, stock dividends, recapitalizations, etc.).

The conversion ratio of each series of convertible preferred stock at December 31, 2013, was as follows:

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

The total number of shares available for grant under the 2012 Plan at December 31, 2014 was 113,914.

Stock Options

A summary of the Company’s stock option activity for the year ended December 31, 2014 was as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2013	106,544	$28.90
Granted	1,448,751	$3.30
Exercised	-	-
Forfeited	(157,102)	$3.84
Expired	(14,714)	$10.54
Outstanding at December 31, 2014	1,383,479	$5.13	9.2	$18,600
Exercisable at December 31, 2014	339,110	$11.42	8.1	$-
Vested and expected to vest at December 31, 2014	1,327,485	$5.22	9.2	$17,700

The aggregate intrinsic value in the table above is calculated as the difference between the estimated fair value of the Company’s stock at December 31, 2014 and the exercise price of each option.

The weighted average grant date fair value of options granted during the years ended December 31, 2014 and 2013 was $1.67 and $0.07, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $0 and $900,000, respectively, calculated as the difference between the exercise price of the underlying stock option awards and the estimated fair value of the Company’s common stock on the date of exercise. Cash received from option exercises for the years ended December 31, 2014 and 2013 was $0 and $77,000, respectively. The Company recorded no tax benefit related to options exercised during the years ended December 31, 2014 and 2013.

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

No options were granted to employees during the year ended December 31, 2013. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the year ended December 31, 2014:

Weighted-average risk-free interest rate	1.85%
Weighted-average expected life (in years)	6.30
Expected dividend yield	0%
Weighted-average expected volatility	47%

Restricted Stock Awards

Restricted stock awards (“RSA”) activity for the year ended December 31, 2014 was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2013	168,832	$14.36
Granted	1,815,259	$5.71
Vested	(1,650,562)	$6.09
Forfeited	(333,529)	$5.98
Unvested at December 31, 2014	-

The total fair value of RSAs vested during the years ended December 31, 2014 and 2013 was $3.0 million and $110,000, respectively.

In February 2013, employees of the Company elected to exchange 93,968 stock options for an equal number of restricted stock units (“RSUs”) pursuant to a one-time tender offer approved by the board of directors. The RSUs vested upon the expiration of a lock-up period in connection with an underwritten public offering of shares of the Company’s common stock. The incremental fair value on the date of the exchange, representing the difference between the value of the original stock options and the value of the RSUs issued of approximately $758,000 was recognized during the year ended December 31, 2014.

Stock-Based Awards Granted to Nonemployees

The Company from time to time grants options to purchase common stock or restricted stock awards to non-employees for services rendered and records expense ratably over the vesting period of each award and records expense ratably over the vesting period of each stock option award. The Company estimates the fair value of the stock options using the Black-Scholes-Merton valuation model at each reporting date. The Company granted 165,387 options and 94,560 restricted stock awards to non-employees and recorded stock-based compensation expense of $712,000 during the year ended December 31, 2014. The Company granted 13,191 options and 13,121 restricted stock awards to nonemployees and recorded $248,000 in stock-based compensation expense during the year ended December 31, 2013.

The following assumptions were used in the Black-Scholes-Merton valuation model related to non-employee stock options granted during the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Weighted-average risk-free interest rate	2.52%	2.74%
Weighted-average expected life (in years)	9.7	10.0
Expected dividend yield	0%	0%
Weighted-average expected volatility	44%	52%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Year Ended December 31,
	2014	2013
Cost of revenue	$317	$-
Research and development	1,318	56
General and administrative	6,244	224
Selling and marketing	2,338	273
Capitalized into inventory	784	2
Total stock-based compensation expense	$11,001	$555

Unrecognized stock-based compensation at December 31, 2014 was as follows (in thousands):

Weighted
Average
	Unrecognized	Remaining Period
	Stock-Based	of Recognition
	Compensation	(in years)
Stock options	$1,197	2.1

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit (in thousands):

	Years Ended December 31,
	2014	2013
Federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.3)%	(4.3)%
Research and development credits	(0.7)%	(3.0)%
Equity related expenses	2.9%	(5.0)%
Change in valuation allowance	36.1%	46.3%
Total income tax expense	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$50,673	$42,661
Depreciation	60	17
Research credits	2,587	2,350
Other	6,057	2,823
Total deferred tax assets	59,377	47,851
Deferred tax liabilities:
Amortization of intangible assets	(918)	(1,028)
Total deferred tax liabilities	(918)	(1,028)
Net deferred tax assets	58,459	46,823
Less valuation allowance	(58,593)	(46,957)
Net deferred tax assets (liabilities)	$(134)	$(134)

At December 31, 2014 and 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $132.5 million and $111.5 million, respectively. The federal and state net operating loss carryforwards will expire from 2023 to 2034, unless previously utilized.

During the years ended December 31, 2014 and 2013, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance increased by approximately $11.7 million and $3.8 million for the years ended December 31, 2014 and 2013, respectively.

11. Commitments and Contingencies

The Company currently leases laboratory, manufacturing and office space and equipment under noncancelable operating leases which provide for rent holidays and escalating payments. Lease incentives, including rent holidays, allowances for tenant improvements and rent escalation provisions, are recorded as deferred rent. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term. For each of the years ended December 31, 2014 and 2013, rental expense was approximately $810,000 and $830,000, respectively.

The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 (in thousands):

Years ending December 31:
2015	$883
2016	910
2017	938
2018	962
2019	980
Total minimum lease payments	$4,673

The Company has entered into consulting and development agreements with some of its advisors, including some surgeon advisors. The Company has agreed to pay some of the surgeon advisors a portion of the net profits attributable to the sale of specific spine products for which the surgeon advisors provided the Company with consulting and related services related to the conceptualization, development, testing, clearance, approval and/or related matters involving implant products. The Company is obligated to pay royalties to different surgeon advisors in connection with the sale of certain of its implant products. These agreements generally continue until the later of (a) ten years from the date of the agreements, and (b) the expiration of the patent rights relating to the devices covered by the agreements, when rights have been assigned by the individuals to the Company. The Company incurred royalties of $1.3 million and $892,000 related to these agreements for the years ended December 31, 2014 and 2013, respectively. None of the royalty arrangements contain minimum royalty payments.

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

12. Related-Party Transactions

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

In connection with the conversion of notes to shares of Series F convertible preferred stock in December 2012, the Company was obligated to pay Creation Advisors a strategic financial advisory fee of approximately $447,000. Creation Advisors agreed to a payment plan whereby the Company would pay one half of the advisory fee (or approximately $224,000) immediately, and pay the other half in monthly installments over a period of 24 months.

In conjunction with a warrant restructuring and the sale and issuance of other shares of common stock in March 2013, Creation Advisors was paid a strategic financial advisory fee of approximately $250,000. In October 2013, the Company entered into a one-year consulting agreement for financial advisory services with Creation Advisors in which Creation Advisors was to receive compensation of up to $180,000 in cash (payable $15,000 per month). The Company paid $45,000 during the year ended December 31, 2013 under this agreement. The Company paid $45,000 under this agreement during the year ended December 31, 2014. This agreement was terminated in March 2014 and as consideration for termination of the agreement, the Company paid $60,000 and issued 50,000 restricted shares of common stock, valued at $372,000, to Creation Advisers.

13. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $164,000 and $162,000 relating to retirement contributions for the years ended December 31, 2014 and 2013, respectively.

14. Subsequent Events

In January 2015, Magna converted an additional $202,000 of the principal amount of the Convertible Notes into 372,900 shares of common stock.

In January 2015, the Company had a reduction in force and recorded $585,000 in severance expense.