Form 10-Q
period 2015-03-31
AMEDICA Corp
filed 2015-05-08
CIK 1269026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
55,371,597 shares of common stock, $0.01 par value, were outstanding at May 6, 2015

Amedica Corporation

Amedica Corporation
Condensed Consolidated Balance Sheets - Unaudited
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$14,882	$18,247
Trade accounts receivable, net of allowance of $60 and $54, respectively	2,568	2,513
Prepaid expenses and other current assets	1,464	1,247
Inventories, net	11,197	11,675
Total current assets	30,111	33,682
Property and equipment, net	3,286	3,515
Intangible assets, net	4,063	4,188
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$43,658	$47,583
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,217	$778
Accrued liabilities	3,117	3,146
Current portion of long-term debt	19,157	19,070
Total current liabilities	23,491	22,994
Deferred rent	497	517
Long-term debt	3,110	3,061
Other long-term liabilities	134	134
Derivative liabilities	13,245	13,970
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 250,000,000 shares authorized; 29,092,095 and 26,353,666 shares issued at March 31, 2015 and December 31, 2014, respectively	291	264
Additional paid-in capital	180,896	179,148
Treasury Stock	(120)	—
Accumulated deficit	(177,886)	(172,505)
Total stockholders’ equity	3,181	6,907
Total liabilities and stockholders’ equity	$43,658	$47,583

See accompanying notes.

Amedica Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Product revenue	$4,743	$5,780
Costs of revenue	1,522	1,649
Gross profit	3,221	4,131
Operating expenses:
Research and development	1,843	591
General and administrative	2,027	3,075
Sales and marketing	3,357	4,521
Total operating expenses	7,227	8,187
Loss from operations	(4,006)	(4,056)
Other income (expense):
Interest income	—	3
Interest expense	(1,100)	(530)
Loss on extinguishment of debt	(79)	—
Change in fair value of derivative liabilities	(177)	(114)
Loss on extinguishment of derivative liabilities	(16)	—
Other expense	(3)	(16)
Total other income (expense)	(1,375)	(657)
Net loss before income taxes	(5,381)	(4,713)
Provision for income taxes	—	—
Net Comprehensive Loss	(5,381)	(4,713)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.79)
Weighted average common shares outstanding:
Basic and diluted	26,929,447	5,967,400

See accompanying notes.

Amedica Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(5,381)	$(4,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	428	433
Amortization of intangible assets	125	125
Amortization of lease incentive for tenant improvements	5	2
Non cash interest expense	551	209
Loss on extinguishment of debt	79	—
Stock based compensation	592	1,404
Change in fair value of derivative liabilities	177	114
(Gain) Loss on extinguishment of derivative liabilities	16	—
Loss on disposal of equipment	3	22
Provision for inventory reserve	326	415
Bad debt expense (recovery)	(20)	(17)
Changes in operating assets and liabilities:
Trade accounts receivable	(35)	268
Prepaid expenses and other current assets	(330)	2,610
Inventories	293	(1,958)
Accounts payable and accrued liabilities	200	(915)
Net cash used in operating activities	(2,971)	(2,001)
Cash flows from investing activities
Purchase of property and equipment	(277)	(548)
Proceeds from sale of property and equipment	3	—
Decrease in restricted cash	—	(42)
Net cash used in investing activities	(274)	(590)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	15,369
Payments on long-term debt	—	(1,800)
Purchase of treasury stock	(120)	—
Net cash provided by (used in) financing activities	(120)	13,569
Net increase (decrease) in cash and cash equivalents	(3,365)	10,978
Cash and cash equivalents at beginning of period	18,247	2,279
Cash and cash equivalents at end of period	$14,882	$13,257
Noncash investing and financing activities
Preferred stock converted into common stock	$—	$161,456
Reclassification of warrant liability	$—	$5
Debt converted to common stock	$202	$—
Common stock issued with extinguishment of derivative liabilities	$739	$—
Supplemental cash flow information
Cash paid for interest	$548	$238
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Some of the more significant estimates relate to inventory, allowance for accounts receivable, stock-based compensation, long-lived and intangible assets and derivative liabilities.
Liquidity and Capital Resources
For the three months ended March 31, 2015 and 2014, the Company incurred a net loss of $5.4 million and $4.7 million, respectively, and used cash in operations of $3.0 million and $2.0 million, respectively. The Company had an accumulated deficit of $177.9 million and $172.5 million at March 31, 2015 and December 31, 2014, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2015.
As discussed further in Note 7, the Company has entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $9.0 million. At March 31, 2015, the Company’s cash balance was approximately $14.9 million. The Company anticipates that it will need to obtain additional funding during the fourth quarter of 2015 to maintain compliance with the liquidity covenants related to the Hercules Term Loan through 2015. Furthermore, if the Company is unable to access additional funds prior to becoming non-compliant with the liquidity covenant, the entire remaining balance of the debt could become immediately due and payable at the option of the lender. Although the Company is seeking additional financing, additional funding may not be available to the Company on acceptable terms, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to our financial statements as a result of this uncertainty.

Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
In August 2014, the FASB updated the accounting guidance related to disclosure of uncertainties about an entity’s ability to continue as a going concern. The new standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. It requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. The new standard is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The impact on the Company’s financial statements of adopting the new standard is currently being assessed by management.
In April 2015, the FASB updated the accounting guidance related to simplifying the presentation of debt issuance costs on the balance sheet. The new standard requires that debt issuance costs be presented as a direct deduction from the associated debt liability. It will be effective on January 1, 2016, and early adoption is permitted. The standard will be applied retrospectively to all prior periods presented. The Company expects that the new standard will impact the presentation of its consolidated balance sheet.
2. Basic and Diluted Net Loss per Common Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, convertible notes, stock options and unvested restricted stock units. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities representing approximately 43.3 million and 2.8 million shares of common stock at March 31, 2015 and 2014, respectively.
3. Inventories
The components of inventory were as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$950	$839
WIP	301	486
Finished Goods	9,946	10,350
	$11,197	$11,675
Finished goods include consigned inventory of approximately $3.1 million and $3.0 million as of March 31, 2015 and December 31, 2014, respectively.

4. Intangible Assets
Intangible assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
Total Intangible Assets	9,587	9,587
Less accumulated amortization	(5,524)	(5,399)
Total Intangible Assets net of amortization	$4,063	$4,188

Based on the recorded intangibles at March 31, 2015, the estimated amortization expense is expected to be $375,000 during the remainder of 2015 and approximately $501,000 per year through 2019 and $1.3 million thereafter.
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
The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at March 31, 2015 and December 31, 2014. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$—	$—	$10,200	$10,200
Conversion feature of notes	—	—	3,045	3,045
Total derivative liabilities	$—	$—	$13,245	$13,245

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$—	$—	$11,358	$11,358
Conversion feature of notes	—	—	2,612	2,612
Total derivative liabilities	$—	$—	$13,970	$13,970
The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2015 and 2014. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015 and 2014:

	Common Stock Warrants	Preferred Stock Warrants	Conversion Feature of Notes	Total Derivative Liability
Balance at December 31, 2013	$(199)	$(11)	$—	$(210)
Issuances of derivatives	—	—	—	$—
Reclassification from liability to equity	—	5	—	$5
Change in fair value	(120)	6	—	$(114)
Balance at March 31, 2014	$(319)	$—	$—	$(319)

Balance at December 31, 2014	$(11,358)	$—	$(2,612)	$(13,970)
Issuances of derivatives	—	—	—	$—
Decrease in liability due to debt conversions	—	—	179	$179
Decrease in liability due to warrants being exercised	723	—	—	$723
Change in fair value	435	—	(612)	$(177)
Balance at March 31, 2015	$(10,200)	$—	$(3,045)	$(13,245)
Common Stock Warrants
The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance.
The assumptions used in estimating the common stock warrant liability at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Fair value of common share	$0.35	$0.80
Weighted-average risk free interest rate	1.25%	1.53%
Weighted-average expected life	4 years, 9 months	4 years, 7 months
Expected dividend yield	—%	—%
Weighted average expected volatility	119%	116%

Conversion Feature of Notes
The Company entered into convertible notes in 2014.  The conversion features of the notes were evaluated and determined to be derivatives and are re-measured to fair value at each reporting period.
The assumptions used in estimating the conversion feature of the notes at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Estimated fair value of common share	$0.35	$0.80
Weighted-average risk free interest rate	0.26%	0.67%
Weighted-average expected life	1 year, 4 months	1 year, 7 months
Expected dividend yield	—%	—%
Weighted average expected volatility	126%	32%

Other Financial Instruments
The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Commissions	$770	$846
Payroll and related expenses	923	1,001
Royalties	508	531
Interest payable	398	333
Final loan payment fees	353	233
Deferred rent	62	57
Other	103	145
Total accrued liabilities	$3,117	$3,146
7. Debt
On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules in connection with the Hercules Term Loan.  The Hercules Term Loan provided the Company with a $20 million term loan. On June 30, 2014, the Company also entered into a Securities Purchase Agreement with MG Partners II Ltd. (“Magna”) pursuant to which the Company sold to Magna an initial unsecured senior convertible note (“Initial Convertible Note”) with an original principal amount of $2.9 million for a purchase price of $2.5 million. Additionally, on August 11, 2014, the Company sold to Magna an additional unsecured senior convertible note (“Additional Convertible Note”) with an original principal amount of $3.5 million for a purchase price of $3.5 million. The Initial Convertible Note and the Additional Convertible Note are collectively referred to as the Magna Convertible Notes.
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
The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates, financial reporting requirements and a minimum liquidity covenant that requires the Company to maintain cash and cash equivalents of not less than $9 million.  Although the Company was in compliance with the liquidity covenant at March 31, 2015, the Company anticipates that it will be non-compliant with the liquidity covenant during the fourth quarter of 2015 if additional financing is not obtained, and has therefore classified the entire obligation as a current liability.
Magna Convertible Notes
The Initial Convertible Note and the Additional Convertible Note mature on June 30, 2016 and August 11, 2016, respectively, (subject to extension by the holder) and accrue interest at an annual rate of 6.0%.  At March 31, 2015, the outstanding principal amounts of the Initial Convertible Note and the Additional Convertible Note were $798,000 and $3.5 million, respectively.
The Magna Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna’s option, into shares of common stock at a conversion price equal to the lesser of (i) $3.75 per share or (ii) a price equal to 80% of the lowest daily volume weighted average price (“VWAP”) of our common stock during the five trading days prior to conversion.
During the three months ended March 31, 2015, Magna converted a total of $202,000 of the principal amount of the Convertible Notes into 373,000 shares of common stock. The Company recorded a loss upon extinguishment of $79,000 during the three months ended March 31, 2015.

Outstanding long-term debt consisted of the following (in thousands):

	March 31, 2015			December 31, 2014
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Hercules Term Loan	$20,000	$(843)	$19,157	$20,000	$(930)	$19,070
Convertible Note	4,298	(1,188)	3,110	4,500	(1,439)	3,061
Total debt	24,298	(2,031)	22,267	24,500	(2,369)	22,131
Less: Current portion	(20,000)	843	(19,157)	(20,000)	930	(19,070)
Long-term debt	$4,298	$(1,188)	$3,110	$4,500	$(1,439)	$3,061
The following summarizes by year the future principal payments as of March 31, 2015 (in thousands):

Years Ending December 31,	Hercules Term Loan	Magna Convertible Notes	Total
2015	$2,949	$—	$2,949
2016	7,666	4,298	11,964
2017	8,567	—	8,567
2018	818	—	818
2019	—	—	—
Total future principal payments	$20,000	$4,298	$24,298
8. Equity
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

B is the Black Scholes Value (as defined below).

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

The Secondary Offering Warrants are considered to be liabilities and are marked to market at each reporting period. During the three months ended March 31, 2015, 913,145 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 1,717,840 shares of common stock. Had the cashless exercise provision been exercised by all the holders of the remaining 12,244,747 Secondary Offering Warrants at March 31, 2015, the Company would have had to either pay $9.7 million in cash or issue an additional 22,524,640 shares of common stock. The number of shares of common stock that would be required to satisfy the cashless exercise provision increases as the price of the Company’s common stock decreases and decreases as the price of the Company’s common stock increases.
Other Issuances
During the three months ended March 31, 2015, the Company issued 30,000 shares of common stock to a service provider as consideration for services to be rendered under a consulting agreement. Furthermore, 617,447 shares of common stock were issued upon the conversion of restricted stock units into common stock, of which 206,380 shares of common stock were withheld to satisfy the employees' tax withholding obligations associated with the conversion of the restricted stock units into common stock. The withheld shares are now included in treasury stock at a total value of $120,000, which was based on the market price of the common stock on the date the shares were issued. Additionally, 242 shares of common stock were issued upon the exercise of warrants.
9. Stock-Based Compensation
Option and Equity Plans
In January 2015, the aggregate number of shares issuable under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) was increased by 586,181 to 3,586,181, in accordance with the 2012 plan.
The total number of shares available for grant under the 2012 Plan at March 31, 2015 was 115,082.
Stock Options
A summary of the Company’s stock option activity for the three months ended March 31, 2015 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014	1,383,479	$5.13
Granted	1,485,759	$0.95
Exercised	—	—
Forfeited	(889,822)	$3.06
Expired	(151,358)	$3.06
Outstanding at March 31, 2015	1,828,058	$2.92
Exercisable at March 31, 2015	663,504	$6.21
Vested and expected to vest at March 31, 2015	1,765,941	$2.98
The Company estimates the fair value of each stock option on the grant date using the Black-Scholes valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Weighted-average risk-free interest rate	1.62%	1.84%
Weighted-average expected life (in years)	6.3	6.3
Expected dividend yield	—%	—%
Weighted-average expected volatility	46%	48%

Restricted Stock Awards
Restricted stock awards (“RSA”) activity for the three months ended March 31, 2015 was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	30,000	$0.75
Vested	(30,000)	$0.75
Forfeited	—	$—
Unvested at March 31, 2015	—	$—
The total fair value of RSAs vested during the three months ended March 31, 2015 was $23,000.
The Company recorded $23,000 of stock-based compensation for RSUs during the three months ended March 31, 2015.
Stock-Based Awards Granted to Nonemployees
The Company from time to time grants options to purchase common stock or restricted stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. No options were granted to non-employees during the three months ended March 31, 2015.
The following assumptions were used in the Black-Scholes valuation model related to non-employee stock options granted during the three months ended March 31, 2014:

Weighted-average risk-free interest rate	2.78%
Weighted-average expected life (in years)	10.0
Expected dividend yield	—%
Weighted-average expected volatility	45%
Summary of Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Three months ended March 31,
	2015	2014
Cost of revenue	$29	$2
Research and development	122	87
General and administrative	328	852
Selling and marketing	142	420
Capitalized into inventory	39	43
Total stock-based compensation expense	$660	$1,404
Unrecognized stock-based compensation at March 31, 2015 was as follows (in thousands):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition (in years)
Stock options	$792	2.4

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
12. Subsequent Events
Subsequent to March 31, 2015, an additional 8,713,766 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 26,279,501 shares of common stock. The remaining Secondary Offering Warrants totaled 3,554,841.
On April 2, 2015, we entered into an Amendment and Exchange Agreement (the “Amendment Agreement”) with Magna. The Amendment Agreement provides for the issuance by the Company to Magna of new senior convertible notes (the “Exchange Convertible Notes”) in exchange for the Initial Convertible Note, the Additional Convertible Note and a warrant issued to Magna ("Magna Warrant") to purchase 568,889 shares of the Company's common stock at an exercise price of $4.65. The exchange resulted in the cancellation of the Initial Convertible Note, Additional Convertible Note and Magna Warrant.
The Exchange Convertible Notes have a principal balance of $4.3 million and are identical in all material respects to the original Convertible Notes except as follows:
Maturity Date. The Exchange Convertible Notes mature on June 30, 2016, provided however, that if, as of June 30, 2016, the Company has satisfied certain equity conditions described in the Exchange Convertible Note, the maturity date shall be extended to June 30, 2017.
Basic Conversion Rights. The Exchange Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna's option, into shares of common stock at an initial conversion price equal to $1.00 per share. If, however, on May 29, 2015, 120% of the arithmetic average of the volume weighted average price (“VWAP”) of the common stock of each Trading Day during the preceding five Trading Day period (the “Adjustment Measuring Price”) is greater than $1.00, then the Conversion Price then in effect shall be adjusted to the Adjustment Measuring Price.
Alternate Conversion. The Exchange Convertible Notes are also alternatively convertible at any time after issuance, in whole or in part, at an alternative conversion price equal to the greater of (x) $0.20 and (y) the lower of (i) the conversion price then in effect and (ii) a price equal to 80% of the lowest daily VWAP of the common stock during the five consecutive Trading Day period prior to such Conversion Date (the “Alternate Conversion Price”).
Make-Whole Issuances. In the event on any conversion date the applicable conversion price for that date is greater than the closing bid price as of the trading day immediately preceding such applicable conversion date (a “Make-Whole Conversion”) and, thereafter, the holder fails to resell such shares of common stock at a price greater than such conversion price, the holder may be entitled to a make-whole of additional shares of common stock (the “Make-Whole Shares”) with respect to such Make-Whole Conversions. The number of Make-Whole Shares to be issued, if any, with respect to such Make-Whole Conversions shall equal the greater of zero and the quotient of (1) the difference of the (x) the aggregate amount of principal and interest of the Exchange Convertible Note converted into shares of common stock during the applicable quarterly period (which excludes the last three trading days in such calendar quarter and includes the excluded trading days from the prior calendar quarter, if any) in which a Make-Whole Conversion occurred (less the aggregate amount of principal and interest relating to shares of common stock that have not been resold during such applicable quarterly period) minus (y) the aggregate gross consideration received by such holder on the resale of any shares of common stock received by such holder on conversions occurring during that applicable quarterly period divided by (2) the Alternate Conversion Price on the date of the Make-Whole Conversion. If the Alternate Conversion Price on the date of the Make-Whole Conversion is less than the closing bid price as of the trading day immediately preceding such date, the issuance of the Make-Whole Shares is deemed to be an additional Make-Whole Conversion for all purposes under the Exchange Convertible Note. The Company’s obligation to issue additional Make-Whole Shares shall terminate at such time as the aggregate gross consideration received by the holder from the resale of shares of common stock issued on conversions exceeds the sum of the total principal amount of the Exchange Convertible Notes and the sum of all accrued and unpaid interest on such notes.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2014 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q, including those set forth under Part II, Item 1A.of this Quarterly Report on Form 10-Q.
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
In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal fusion products which allows us to provide surgeons and hospitals with a broader range of products. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 44% and 57% of our product revenues for the years ended March 31, 2015 and 2014, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.
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
We recorded one-time severance and related costs related to the restructuring of approximately $0.6 million in January 2015 and recorded an additional $0.1 million in severance expense related to additional terminations subsequent to January 2015.
Secondary Offering
On November 26, 2014, we completed a secondary offering, in which we sold and issued 11,441,646 units. Each unit was issued at a price of $1.14 and consisted of one share of common stock and one common stock warrant (“Secondary Offering Warrant”). We received proceeds of approximately $11.3 million, net of approximately $1.7 million in cash underwriting and other offering costs from the secondary offering. We issued an additional 1,716,246 Secondary Offering Warrants pursuant to the exercise of the underwriters’ over-allotment option.
The Secondary Offering Warrants were immediately exercisable after issuance into common shares at an exercise price of $1.48 and terminate on November 26, 2019. The Secondary Offering Warrants contain a cashless exercise provision whereby the holders may exercise warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, at any time 120 days after the November 26, 2014 issuance date, by electing to receive a cash payment from the Company equal to the Black Scholes Value (as defined below) of the number of shares the holder elects to exercise (the “Black Scholes Payment”); provided that we have discretion as to whether to deliver the Black Scholes Payment or, subject to meeting certain conditions, to deliver a number of shares of our common stock determined according to the following formula (the “Cashless Exercise”):
Total Shares = (A x B) / C
Where:

Total Shares is the number of shares of common stock to be issued upon a Cashless Exercise

A is the total number of shares with respect to which the warrant is then being exercised.

B is the Black Scholes Value (as defined below).
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

During the three months ended March 31, 2015, 913,145 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 1,717,840 shares of common stock. Subsequent to March 31, 2015, an additional 8,713,766 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 26,279,501 shares of common stock. The remaining Secondary Offering Warrants totaled 3,554,841.
Private Placement of Senior Convertible Notes and Warrant to Magna
On June 30, 2014, we entered into a Securities Purchase Agreement with MG Partners II Ltd. ("Magna"). Pursuant to the terms of the Securities Purchase Agreement, we sold to Magna an initial unsecured senior convertible note ("Initial Convertible Note"), for a purchase price of $2.5 million. Additionally, on August 11, 2014, Magna purchased an additional unsecured senior convertible note ("Additional Convertible Note"), for a purchase price of $3.5 million. The Initial Convertible Note and Additional Convertible Note are collectively referred to as the Convertible Notes. In addition, we issued to Magna a warrant ("Magna Warrant"), to purchase up to 568,889 shares of our common stock at an exercise price of $4.65 per share.
As of May 8, 2015, Magna had converted a total of $1.7 million of the principal amount of the Convertible Notes into 2,419,982 shares of common stock. The remaining principal amount of the Convertible Notes is $4.3 million.
Pursuant to the terms of the Securities Purchase Agreement and as required by the rules of The NASDAQ Stock Market, until stockholder approval is obtained, we may not issue any additional shares of common stock upon conversion of the Convertible Notes. Accordingly, in accordance with a Securities Purchase Agreement, we are seeking to obtain stockholder approval to issue shares of common stock equal to 20% or more of our issued and outstanding shares of common stock on June 30, 2014, at a price that may be less than the greater of book or market value of our common stock at the annual meeting of stockholders on May 21, 2015.
On April 2, 2015, we entered into an Amendment and Exchange Agreement (the “Amendment Agreement”) with Magna. The Amendment Agreement provides for the issuance by the Company to Magna of new senior convertible notes in exchange for the Initial Convertible Note, the Additional Convertible Note and the Magna Warrant (the “Exchange Convertible Notes”), which exchange resulted in the cancellation of the Initial Convertible Note, Additional Convertible Note and Magna Warrant, certain conforming amendments to the Securities Purchase Agreement and related documents, a reset of the trading price of the Company’s common stock at which the trading volume restrictions imposed cease to apply from $2.50 to $0.50, and a mutual release of claims.
The Exchange Convertible Notes have a principal balance of $4.3 million and are identical in all material respects to the Convertible Notes except as follows:
Maturity Date. The Exchange Convertible Notes mature on June 30, 2016, provided however, that if, as of June 30, 2016, the Company has satisfied certain equity conditions described in the Exchange Convertible Note, the maturity date shall be extended to June 30, 2017.
Basic Conversion Rights. The Exchange Convertible Notes are convertible at any time after issuance, in whole or in part, at the Investor’s option, into shares of common stock at an initial conversion price equal to $1.00 per share. If on May 29, 2015, 120% of the arithmetic average of the volume weighted average price (“VWAP”) of the common stock of each Trading Day during the preceding five (5) Trading Day period (the “Adjustment Measuring Price”) is greater than $1.00, then the Conversion Price then in effect shall be adjusted to the Adjustment Measuring Price.
Alternate Conversion. The Exchange Convertible Notes are also alternatively convertible at any time after issuance, in whole or in part, at an alternative conversion price equal to the greater of (x) $0.20 and (y) the lower of (i) the conversion price then in effect and (ii) a price equal to 80% of the lowest daily VWAP of the common stock during the five (5) consecutive Trading Day period prior to such Conversion Date (the “Alternate Conversion Price”).
Make-Whole Issuances. In the event on any conversion date the applicable conversion price for that date is greater than the closing bid price as of the trading day immediately preceding such applicable conversion date (a “Make-Whole Conversion”) and, thereafter, the holder fails to resell such shares of common stock at a price greater than such conversion price, the holder may be entitled to a make-whole of additional shares of common stock (the “Make-Whole Shares”) with respect to such Make-Whole Conversions. The number of Make-Whole Shares to be issued, if any, with respect to such Make-Whole Conversions shall equal the greater of zero and the quotient of (1) the difference of the (x) the aggregate amount of principal and interest of the Exchange Convertible Note converted into shares of common stock during the applicable quarterly period (which excludes the last three trading days in such calendar quarter and includes the excluded trading days from the prior calendar quarter, if any) in which a Make-Whole Conversion occurred (less the aggregate amount of principal and interest relating to shares of common stock that have not been resold during such applicable quarterly period) minus (y) the aggregate gross consideration received by such holder on the resale of any shares of common stock received by such holder on conversions occurring during that applicable quarterly period divided by (2) the Alternate Conversion Price on the date of the Make-Whole Conversion. If the Alternate Conversion Price on the date of the Make-Whole Conversion is less than the closing bid price as of the trading day immediately preceding such date, the issuance of the Make-Whole Shares is deemed to be an additional Make-Whole Conversion for all purposes under the Exchange Convertible Note. The Company’s obligation to issue additional Make-Whole Shares shall terminate at such time as the aggregate gross consideration received by the holder from the resale of shares of common stock issued on conversions exceeds the sum of the total principal amount of the Exchange Convertible Notes and the sum of all accrued and unpaid interest on such notes.
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
We believe our product revenue from the sale of our silicon nitride based products will increase due to our sales and marketing efforts and as we introduce new silicon nitride based products into the market and product revenue from the sale of our non-silicon nitride products to decrease. We expect that our product revenue will continue to be primarily attributable to sales of our products in the United States.
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
Gross Profit
Our gross profit measures our product revenue relative to our cost of revenue. We expect our gross profit to decrease as we expand the penetration of our silicon nitride technology platform through OEM and private label partnerships.
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
We expect to incur additional research and development costs as we continue to develop new spinal fusion products, our product candidates for total joint replacements, such as our total hip replacement product candidate, and our silicon nitride-coated metals which may increase our total research and development expenses.
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
We expect our sales and marketing expenses will remain flat or slightly decline due to the cost saving measures implemented during the first quarter. Additionally, we expect our commissions to increase in absolute terms over time but remain approximately the same or decrease as a percentage of product revenue.
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
We expect our general and administrative expenses to decrease as a result of the restructuring and cost saving measures implemented during the first quarter of 2015.
RESULTS OF OPERATIONS
The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2015 compared to our condensed consolidated operating results for the three months ended March 31, 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Product revenue	$4,743	$5,780	$(1,037)	(18)%
Costs of revenue	1,522	1,649	(127)	(8)%
Gross profit	3,221	4,131	(910)	(22)%
Operating expenses:
Research and development	1,843	591	1,252	212%
General and administrative	2,027	3,075	(1,048)	(34)%
Sales and marketing	3,357	4,521	(1,164)	(26)%
Total operating expenses	7,227	8,187	(960)	(12)%
Loss from operations	(4,006)	(4,056)	50	(1)%
Other income (expense), net	(1,375)	(657)	(718)	(109)%
Net loss before income taxes	(5,381)	(4,713)	(668)	(14)%
Provision for income taxes	—	—	—	—%
Net loss	$(5,381)	$(4,713)	$(668)	(14)%

Product Revenue
The following table sets forth our product revenue from sales of the indicated product category for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Silicon Nitride	$2,658	$2,487	$171	7%
Non-Silicon Nitride	2,085	3,293	(1,208)	(37)%
Total product revenue	$4,743	$5,780	$(1,037)	(18)%
For the three months ended March 31, 2015, total product revenue decreased $1.0 million, or 18%, as compared to the same period in 2014. The decrease was primarily due to decreased sales of our non-silicon nitride products, which decreased by $1.2 million, or 37%, for the three months ended March 31, 2015 as compared to the same period in 2014. This decline was primarily due to lower metals sales as a result of a decline in the level of activity for a few key surgeons and our continued focus and investment in sales and marketing efforts of our silicon nitride products. Silicon nitride sales increased by $171,000 or 7%, as compared to the same period in 2014.
The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Domestic	$4,732	$5,775	$(1,043)	(18)%
International	11	5	6	120%
Total product revenue	$4,743	$5,780	$(1,037)	(18)%
International revenue was relatively flat for the three months ended March 31, 2015 as compared to the same periods in 2014, as we have primarily focused on increasing domestic sales.
Cost of Revenue and Gross Profit
For the three months ended March 31, 2015, our cost of revenue decreased $127,000, or 8%, as compared to the same period in 2014. The decrease in cost of revenue was primarily a result of reduced sales for the three months ended March 31, 2015 as compared to the same period in 2014. Although we have reduced our product costs through production efficiencies and lower overhead costs, our gross profit as a percentage of product revenue decreased by 4% to 68% for the three months ended March 31, 2015 from 72% for the same period in 2014 as a result of revenue recognized from private label sales during 2015, which has lower gross margins due to lower selling prices.
Research and Development Expenses
For the three months ended March 31, 2015, research and development expenses increased $1.3 million, or 212%, as compared to the same period in 2014. This increase was primarily due to a $1.8 million increase in operating expenses that could not be allocated to inventory because we produced a lower amount of our Valeo products during the three month period ended March 31, 2015 than in the same period in 2014. In 2014, as a result of the ramp-up phase for our second generation Valeo products, these overhead costs had previously been allocated to inventory. The increase was offset by decreases in personnel related expenses and other research and development expenditures.
General and Administrative Expenses
For the three months ended March 31, 2015, general and administrative expenses decreased $1.0 million, or 34.1%, as compared to the same period in 2014. This decrease was primarily due to a $0.5 million decrease in stock-based compensation and a $0.7 million decrease in consulting, professional services, legal, patent and other general operating expenses as we have reduced operating costs in 2015. The decreases were offset by an increase in personnel related costs of $0.2 million related to severance expenses incurred during the first quarter of 2015.
Sales and Marketing Expenses
For the three months ended March 31, 2015, sales and marketing expenses decreased $1.2 million, or 25.7%, as compared to the same period in 2014.  This decrease was primarily due to a $0.7 million decrease in commissions, a $0.3 million decrease in stock compensation, and a $0.2 million decrease in consulting and other operating expenses as we have reduced operating costs in 2015. The decreases were offset by an increase in personnel related costs of $0.2 million related to severance expenses incurred during the first quarter of 2015.
Other Income (Expense), Net
For the three months ended March 31, 2015, other expense increased $0.7 million, or 109%, as compared to the same period in 2014. This increase was primarily due to a $0.6 million increase in interest expense from the additional debt incurred during the second quarter of 2014 and an increase of $0.1 million from the change in fair value of our derivative liabilities.
Liquidity and Capital Resources
For the three months ended March 31, 2015 and 2014, we incurred a net loss of $5.4 million and $4.7 million, respectively, and used cash in operations of $3.0 million and $2.0 million, respectively. We have an accumulated deficit of $177.9 million as of March 31, 2015. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. As of March 31, 2015, we had approximately $14.9 million in cash and cash equivalents.
In order to help finance our operations and maintain compliance with our Hercules debt covenants, we completed a secondary offering in November 2014, in which we sold and issued 11,441,646 units. Each unit was issued at a price of $1.14 and consisted of one share of common stock and one Secondary Offering Warrant. We received proceeds of approximately $11.3 million, net of approximately $1.7 million in cash underwriting and other offering costs from the secondary offering. We issued an additional 1,716,246 Secondary Offering Warrants pursuant to the underwriters’ over-allotment option.
The Secondary Offering Warrants were immediately exercisable after issuance into common shares at an exercise price of $1.48 and terminate on November 26, 2019. The Secondary Offering Warrants contain a cashless exercise provision whereby the holders may exercise warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, at any time 120 days after the November 26, 2015 issuance date, by electing to receive a cash payment from the Company equal to the Black Scholes Value (as defined below) of the number of shares the holder elects to exercise the Black Scholes Payment; provided that we have discretion as to whether to deliver the Black Scholes Payment or, subject to meeting certain conditions, to deliver a number of shares of our common stock determined according to the following formula:
Total Shares = (A x B) / C
Where:

Total Shares is the number of shares of common stock to be issued upon a Cashless Exercise

A is the total number of shares with respect to which the warrant is then being exercised.

B is the Black Scholes Value (as defined below).
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
During the three months ended March 31, 2015, 913,145 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 1,717,840 shares of common stock. Subsequent to March 31, 2015, an additional 8,713,766 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 26,279,501 shares of common stock. The remaining Secondary Offering Warrants total 3,554,841.
In June 2014 we entered into a Loan and Security Agreement ("Hercules Term Loan") with Hercules Technology Growth Capital, Inc., ("Hercules Technology"), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, as lender. The Hercules Term Loan provides for a $20 million term loan that matures on January 1, 2018 and is secured by substantially all of our assets.

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
On June 30, 2014, we entered into a Securities Purchase Agreement with Magna. Pursuant to the terms of the Securities Purchase Agreement, we sold to Magna the Initial Convertible Note, for a purchase price of $2.5 million. Additionally, on August 11, 2014, Magna purchased an Additional Convertible Note, for a purchase price of $3.5 million. The Initial Convertible Note and Additional Convertible Note are collectively referred to as the Convertible Notes. In addition, we issued the Magna Warrant to purchase up to 568,889 shares of our common stock at an exercise price of $4.65 per share.
As of May 8, 2015, Magna had converted a total of $1.7 million of the principal amount of the Convertible Notes into 2,419,982 shares of common stock. The remaining principal amount of the Convertible Notes is $4.3 million.
Pursuant to the terms of the Securities Purchase Agreement and as required by the rules of The NASDAQ Stock Market, until stockholder approval is obtained, we may not issue any additional shares of common stock upon conversion of the Convertible Notes. Accordingly, in accordance with a Securities Purchase Agreement, we are seeking to obtain stockholder approval to issue shares of common stock equal to 20% or more of our issued and outstanding shares of common stock on June 30, 2014, at a price that may be less than the greater of book or market value of our common stock at the annual meeting of stockholders on May 21, 2015.
On April 2, 2015, we entered into the Amendment Agreement with Magna. The Amendment Agreement provides for the issuance by the Company to Magna of the Exchange Convertible Notes in exchange for the Initial Convertible Note, the Additional Convertible Note and the Magna Warrant, which exchange resulted in the cancellation of the Initial Convertible Note, Additional Convertible Note and Magna Warrant, certain conforming amendments to the Securities Purchase Agreement and related documents, a reset of the trading price of the Company’s common stock at which the trading volume restrictions imposed cease to apply from $2.50 to $0.50, and a mutual release of claims.
The Exchange Convertible Notes have a principal balance of $4.3 million and are identical in all material respects to the Convertible Notes except as follows:
Maturity Date. The Exchange Convertible Notes mature on June 30, 2016, provided however, that if, as of June 30, 2016, the Company has satisfied certain equity conditions described in the Exchange Convertible Note, the maturity date shall be extended to June 30, 2017.

Basic Conversion Rights. The Exchange Convertible Notes are convertible at any time after issuance, in whole or in part, at the Investor’s option, into shares of common stock at an initial conversion price equal to $1.00 per share. If on May 29, 2015, 120% of the arithmetic average of the volume weighted average price (“VWAP”) of the common stock of each Trading Day during the preceding five (5) Trading Day period (the “Adjustment Measuring Price”) is greater than $1.00, then the Conversion Price then in effect shall be adjusted to the Adjustment Measuring Price.
Alternate Conversion. The Exchange Convertible Notes are also alternatively convertible at any time after issuance, in whole or in part, at an alternative conversion price equal to the greater of (x) $0.20 and (y) the lower of (i) the conversion price then in effect and (ii) a price equal to 80% of the lowest daily VWAP of the common stock during the five (5) consecutive Trading Day period prior to such Conversion Date (the “Alternate Conversion Price”).
Make-Whole Issuances. In the event on any conversion date the applicable conversion price for that date is greater than the closing bid price as of the trading day immediately preceding such applicable conversion date (a “Make-Whole Conversion”) and, thereafter, the holder fails to resell such shares of common stock at a price greater than such conversion price, the holder may be entitled to a make-whole of additional shares of common stock (the “Make-Whole Shares”) with respect to such Make-Whole Conversions. The number of Make-Whole Shares to be issued, if any, with respect to such Make-Whole Conversions shall equal the greater of zero and the quotient of (1) the difference of the (x) the aggregate amount of principal and interest of the Exchange Convertible Note converted into shares of common stock during the applicable quarterly period (which excludes the last three trading days in such calendar quarter and includes the excluded trading days from the prior calendar quarter, if any) in which a Make-Whole Conversion occurred (less the aggregate amount of principal and interest relating to shares of common stock that have not been resold during such applicable quarterly period) minus (y) the aggregate gross consideration received by such holder on the resale of any shares of common stock received by such holder on conversions occurring during that applicable quarterly period divided by (2) the Alternate Conversion Price on the date of the Make-Whole Conversion. If the Alternate Conversion Price on the date of the Make-Whole Conversion is less than the closing bid price as of the trading day immediately preceding such date, the issuance of the Make-Whole Shares is deemed to be an additional Make-Whole Conversion for all purposes under the Exchange Convertible Note. The Company’s obligation to issue additional Make-Whole Shares shall terminate at such time as the aggregate gross consideration received by the holder from the resale of shares of common stock issued on conversions exceeds the sum of the total principal amount of the Exchange Convertible Notes and the sum of all accrued and unpaid interest on such notes.
We will need to from time-to-time seek additional financing through the issuance of common stock and/or debt, to satisfy our debt obligations, meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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

Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	(2,971)	(2,001)
Net cash used in investing activities	(274)	(590)
Net cash provided by (used in) financing activities	(120)	13,569
Net cash provided (used)	$(3,365)	$10,978
Net Cash Used in Operating Activities
Net cash used in operating activities was $3.0 million during the three months ended March 31, 2015, compared to $2.0 million for the same period in 2014, an increase of $1.0 million. The increase in cash used in operating activities during 2015 was primarily attributable to $0.7 million paid for severance and benefits for terminated employees during the three months ended March 31, 2015. Additionally, there was an in increase of $0.3 million in prepaid expenses and other current assets.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.3 million during the three months ended March 31, 2015, compared to $0.6 million used in investing activities during the same period in 2014, a decrease of $0.3 million. The decrease in net cash used in investing activities during 2015 was primarily attributable to decreased purchases of property and equipment of $0.3 million during 2015 as compared to 2014.
Net Cash Used in or Provided by Financing Activities
Net cash used in financing activities was $0.1 million during the three months ended March 31, 2015, compared to $13.6 million provided during the same period in 2014, a decrease of $13.7 million. In 2015, we repurchased shares related to the vesting of certain management restricted stock units by paying the employee withholding tax associated with the vesting and withholding 206,380 shares of common stock. The cash provided by financing activities in 2014 was primarily attributable to receiving $15.4 million in net proceeds from the issuance of common stock in our IPO, which were offset by long-term debt payments of $1.8 million.
Indebtedness
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
Also, on June 30, 2014, we entered into a Securities Purchase Agreement with Magna. Pursuant to the terms of the Securities Purchase Agreement, we sold to Magna the Initial Convertible Note, for a purchase price of $2.5 million. Additionally, on August 11, 2014, Magna purchased an Additional Convertible Note, for a purchase price of $3.5 million. The Initial Convertible Note and Additional Convertible Note are collectively referred to as the Convertible Notes. In addition, we issued the Magna Warrant to purchase up to 568,889 shares of our common stock at an exercise price of $4.65 per share.

As of May 8, 2015, Magna had converted a total of $1.7 million of the principal amount of the Convertible Notes into 2,419,982 shares of common stock. The remaining principal amount of the Convertible Notes is $4.3 million.
Pursuant to the terms of the Securities Purchase Agreement and as required by the rules of The NASDAQ Stock Market, until stockholder approval is obtained, we may not issue any additional shares of common stock upon conversion of the Convertible Notes. Accordingly, in accordance with a Securities Purchase Agreement, we are seeking to obtain stockholder approval to issue shares of common stock equal to 20% or more of our issued and outstanding shares of common stock on June 30, 2014, at a price that may be less than the greater of book or market value of our common stock at the annual meeting of stockholders on May 21, 2015.
On April 2, 2015, we entered into the Amendment Agreement with Magna. The Amendment Agreement provides for the issuance by the Company to Magna of the Exchange Convertible Notes in exchange for the Initial Convertible Note, the Additional Convertible Note and the Magna Warrant, which exchange resulted in the cancellation of the Initial Convertible Note, Additional Convertible Note and Magna Warrant, certain conforming amendments to the Securities Purchase Agreement and related documents, a reset of the trading price of the Company’s common stock at which the trading volume restrictions imposed cease to apply from $2.50 to $0.50, and a mutual release of claims.
The Exchange Convertible Notes have a principal balance of $4.3 million and are identical in all material respects to the Convertible Notes except as follows:
Maturity Date. The Exchange Convertible Notes mature on June 30, 2016, provided however, that if, as of June 30, 2016, the Company has satisfied certain equity conditions described in the Exchange Convertible Note, the maturity date shall be extended to June 30, 2017.
Basic Conversion Rights. The Exchange Convertible Notes are convertible at any time after issuance, in whole or in part, at the Investor’s option, into shares of common stock at an initial conversion price equal to $1.00 per share. If on May 29, 2015, 120% of the arithmetic average of the volume weighted average price (“VWAP”) of the common stock of each Trading Day during the preceding five (5) Trading Day period (the “Adjustment Measuring Price”) is greater than $1.00, then the Conversion Price then in effect shall be adjusted to the Adjustment Measuring Price.
Alternate Conversion. The Exchange Convertible Notes are also alternatively convertible at any time after issuance, in whole or in part, at an alternative conversion price equal to the greater of (x) $0.20 and (y) the lower of (i) the conversion price then in effect and (ii) a price equal to 80% of the lowest daily VWAP of the common stock during the five (5) consecutive Trading Day period prior to such Conversion Date (the “Alternate Conversion Price”).
Make-Whole Issuances. In the event on any conversion date the applicable conversion price for that date is greater than the closing bid price as of the trading day immediately preceding such applicable conversion date (a “Make-Whole Conversion”) and, thereafter, the holder fails to resell such shares of common stock at a price greater than such conversion price, the holder may be entitled to a make-whole of additional shares of common stock (the “Make-Whole Shares”) with respect to such Make-Whole Conversions. The number of Make-Whole Shares to be issued, if any, with respect to such Make-Whole Conversions shall equal the greater of zero and the quotient of (1) the difference of the (x) the aggregate amount of principal and interest of the Exchange Convertible Note converted into shares of common stock during the applicable quarterly period (which excludes the last three trading days in such calendar quarter and includes the excluded trading days from the prior calendar quarter, if any) in which a Make-Whole Conversion occurred (less the aggregate amount of principal and interest relating to shares of common stock that have not been resold during such applicable quarterly period) minus (y) the aggregate gross consideration received by such holder on the resale of any shares of common stock received by such holder on conversions occurring during that applicable quarterly period divided by (2) the Alternate Conversion Price on the date of the Make-Whole Conversion. If the Alternate Conversion Price on the date of the Make-Whole Conversion is less than the closing bid price as of the trading day immediately preceding such date, the issuance of the Make-Whole Shares is deemed to be an additional Make-Whole Conversion for all purposes under the Exchange Convertible Note. The Company’s obligation to issue additional Make-Whole Shares shall terminate at such time as the aggregate gross consideration received by the holder from the resale of shares of common stock issued on conversions exceeds the sum of the total principal amount of the Exchange Convertible Notes and the sum of all accrued and unpaid interest on such notes.
See “Liquidity and Capital Resources” above for additional information about the Hercules Term Loan and the Convertible Notes.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates
A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those policies during the three months ended March 31, 2015. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 24, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On January 22, 2015, we issued 30,000 shares of our common stock to a service provider for services with respect to certain corporate development activities. The sales and issuances of these securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The recipient represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and an appropriate legend was placed upon the stock certificate issued in this transaction.  No underwriter was involved in this transaction.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Senior Convertible Note by Amedica Corporation payable to MG Partners II, Ltd., Issuance Date: June 30, 2014, Exchange Date: April 2, 2015, principle amount of U.S. $797,649.54.		Form 8-K (Exhibit 4.1)	4/3/2015	001-33624

4.2	Senior Convertible Note by Amedica Corporation payable to MG Partners II, Ltd., Issuance Date: August 12, 2014, Exchange Date: April 2, 2015, principle amount of U.S. $3,500,000.		Form 8-K (Exhibit 4.2)	4/03/15	001-33624

10.1	Amendment and Exchange Agreement, dated April 2, 2015, by and between the Company and MG Partners II Ltd.		Form 8-K (Exhibit 4.2)	4/03/15	001-33624

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date:	May 8, 2015	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2015	/s/ Ty A. Lombardi
Ty A. Lombardi
Vice President Finance (Principal Accounting Officer)

Exhibit 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
I, B. Sonny Bal, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Amedica Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
(a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c)disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 8, 2015	By:	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer

Exhibit 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER
I, Ty A. Lombardi, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Amedica Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):
(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 8, 2015	/s/ Ty A. Lombardi
Ty A. Lombardi
Principal Accounting Officer

Exhibit 32
CERTIFICATIONS UNDER SECTION 906
Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Amedica Corporation., a Delaware corporation (the “Company”), does hereby certify, to such officer’s knowledge, that:
The quarterly report for the quarter ended March 31, 2015 (the “Form 10-Q”) of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 8, 2015	/S/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer

Date: May 8, 2015	/s/ Ty A. Lombardi
Ty A. Lombardi
Principal Accounting Officer