Form 10-Q
period 2015-06-30
AMEDICA Corp
filed 2015-08-14
CIK 1269026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
65,758,131 shares of common stock, $0.01 par value, were outstanding at August 7, 2015

Amedica Corporation

Amedica Corporation
Condensed Consolidated Balance Sheets - Unaudited
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,394	$18,247
Trade accounts receivable, net of allowance of $49 and $54, respectively	2,509	2,513
Prepaid expenses and other current assets	1,312	1,247
Inventories, net	10,611	11,675
Total current assets	26,826	33,682
Property and equipment, net	3,009	3,515
Intangible assets, net	3,938	4,188
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$39,971	$47,583
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$831	$778
Accrued liabilities	3,193	3,146
Current portion of long-term debt	19,766	19,070
Total current liabilities	23,790	22,994
Deferred rent	475	517
Long-term debt	2,779	3,061
Other long-term liabilities	177	134
Derivative liabilities	4,589	13,970
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 250,000,000 shares authorized; 65,758,131 and 26,353,666 shares issued at June 30, 2015 and December 31, 2014, respectively	658	264
Additional paid-in capital	191,443	179,148
Accumulated deficit	(183,940)	(172,505)
Total stockholders’ equity	8,161	6,907
Total liabilities and stockholders’ equity	$39,971	$47,583

See accompanying notes.

Amedica Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenue	$4,780	$5,836	$9,523	$11,616
Costs of revenue	1,363	1,603	2,885	3,252
Gross profit	3,417	4,233	6,638	8,364
Operating expenses:
Research and development	1,553	3,041	3,396	3,632
General and administrative	1,334	6,280	3,361	9,355
Sales and marketing	3,126	5,540	6,483	10,061
Total operating expenses	6,013	14,861	13,240	23,048
Loss from operations	(2,596)	(10,628)	(6,602)	(14,684)
Other income (expense):
Interest income	—	5	—	8
Interest expense	(1,134)	(554)	(2,234)	(1,084)
Loss on extinguishment of debt	—	(1,596)	(79)	(1,596)
Change in fair value of derivative liabilities	(923)	(448)	(1,100)	(562)
Loss on extinguishment of derivative liabilities	(1,245)	—	(1,261)	—
Other expense	(35)	(18)	(38)	(34)
Total other income (expense)	(3,337)	(2,611)	(4,712)	(3,268)
Net loss before income taxes	(5,933)	(13,239)	(11,314)	(17,952)
Provision for income taxes	—	—	—	—
Total comprehensive loss	$(5,933)	$(13,239)	$(11,314)	$(17,952)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(1.07)	$(0.28)	$(1.95)
Weighted average common shares outstanding:
Basic and diluted	54,337,365	12,419,110	40,765,322	9,211,077

See accompanying notes.

Amedica Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(11,314)	$(17,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	841	897
Amortization of intangible assets	250	250
Amortization of lease incentive for tenant improvements	10	10
Non cash interest expense	1,130	420
Loss on extinguishment of debt	79	1,596
Stock based compensation	704	8,824
Change in fair value of derivative liabilities	1,100	562
(Gain) Loss on extinguishment of derivative liabilities	1,261	—
Loss on disposal of equipment	4	34
Provision for inventory reserve	625	670
Bad debt expense (recovery)	(7)	(20)
Changes in operating assets and liabilities:
Trade accounts receivable	11	(224)
Prepaid expenses and other current assets	(289)	2,723
Inventories	556	(3,257)
Accounts payable and accrued liabilities	(284)	(2,938)
Net cash used in operating activities	(5,323)	(8,405)
Cash flows from investing activities
Purchase of property and equipment	(417)	(1,365)
Proceeds from sale of property and equipment	7	16
Decrease in restricted cash	—	392
Net cash used in investing activities	(410)	(957)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	—	15,369
Payments on long-term debt	—	(18,000)
Debt extinguishment payments	—	(735)
Proceeds from issuance of long-term debt	—	22,300
Payment of deferred financing costs	—	(301)
Purchase of treasury stock	(120)	—
Net cash provided by (used in) financing activities	(120)	18,633
Net increase (decrease) in cash and cash equivalents	(5,853)	9,271
Cash and cash equivalents at beginning of period	18,247	2,279
Cash and cash equivalents at end of period	$12,394	$11,550
Noncash investing and financing activities
Preferred stock converted into common stock	$—	$161,456
Reclassification of warrant liability	$—	$5
Deferred financing costs included in accounts payable and accrued liabilities	$—	$968
Stock and derivative liabilities issued with long-term debt	$—	$2,184
Debt converted to common stock	$202	$—
Common stock issued with extinguishment of derivative liabilities	$11,563	$—
Treasury stock issued upon conversion of restricted stock units to common shares	$120	$—
Supplemental cash flow information
Cash paid for interest	$548	$238
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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014.
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
Liquidity and Capital Resources
For the six months ended June 30, 2015 and 2014, the Company incurred a net loss of $11.3 million and $18.0 million, respectively, and used cash in operations of $5.3 million and $8.4 million, respectively. The Company had an accumulated deficit of $183.9 million and $172.5 million at June 30, 2015 and December 31, 2014, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2015.
As discussed further in Note 7, the Company has entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $9.0 million. At June 30, 2015, the Company’s cash balance was approximately $12.4 million. The Company anticipates that it will need to obtain additional funding during the fourth quarter of 2015 to maintain compliance with the liquidity covenants related to the Hercules Term Loan through 2015. Furthermore, if the Company is unable to access additional funds prior to becoming non-compliant with the liquidity covenant, the entire remaining balance of the debt could become immediately due and payable at the option of the lender. Although the Company is seeking additional financing, additional funding may not be available to the Company on acceptable terms, or at all. Any additional equity financing, if available to the Company, may not be available on favorable terms and will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to our financial statements as a result of this uncertainty.

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
2. Basic and Diluted Net Loss per Common Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, convertible notes, stock options and unvested restricted stock units. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities representing approximately 14.4 million and 4.6 million shares of common stock at June 30, 2015 and 2014, respectively.
3. Inventories
The components of inventory were as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$926	$839
WIP	143	486
Finished Goods	9,542	10,350
	$10,611	$11,675
Finished goods include consigned inventory of approximately $4.0 million and $3.0 million as of June 30, 2015 and December 31, 2014, respectively.

4. Intangible Assets
Intangible assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
Total Intangible Assets	9,587	9,587
Less accumulated amortization	(5,649)	(5,399)
Total Intangible Assets net of amortization	$3,938	$4,188

Based on the recorded intangibles at June 30, 2015, the estimated amortization expense is expected to be $250,000 during the remainder of 2015 and approximately $501,000 per year through 2019 and $1.3 million thereafter.
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
The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at June 30, 2015 and December 31, 2014. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$—	$—	848	$848
Conversion feature of notes	—	—	3,741	3,741
Total derivative liabilities	$—	$—	$4,589	$4,589

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$—	$—	$11,358	$11,358
Conversion feature of notes	—	—	2,612	2,612
Total derivative liabilities	$—	$—	$13,970	$13,970
The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2015 and 2014. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015 and 2014:

	Common Stock Warrants	Preferred Stock Warrants	Conversion Feature of Notes	Total Derivative Liability
Balance at December 31, 2013	$(199)	$(11)	$—	$(210)
Issuances of derivatives	(1,106)	—	(848)	$(1,954)
Reclassification from liability to equity	—	5	—	$5
Change in fair value	(568)	6	—	$(562)
Balance at June 30, 2014	$(1,873)	$—	$(848)	$(2,721)

Balance at December 31, 2014	$(11,358)	$—	$(2,612)	$(13,970)
Issuances of derivatives	—	—	—	$—
Decrease in liability due to debt conversions	—	—	179	$179
Decrease in liability due to warrants being exercised	10,302	—	—	$10,302
Change in fair value	208	—	(1,308)	$(1,100)
Balance at June 30, 2015	$(848)	$—	$(3,741)	$(4,589)
Common Stock Warrants
The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance.
The assumptions used in estimating the common stock warrant liability at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Fair value of common share	$0.57	$0.80
Weighted-average risk free interest rate	1.01%	1.53%
Weighted-average expected life	4 years, 2 months	4 years, 7 months
Expected dividend yield	—%	—%
Weighted average expected volatility	44%	116%

Conversion Feature of Notes
The Company entered into convertible notes in 2014.  The conversion features of the notes were evaluated and determined to be derivatives and are re-measured to fair value at each reporting period.
The assumptions used in estimating the conversion feature of the notes at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Estimated fair value of common share	$0.57	$0.80
Weighted-average risk free interest rate	0.28%	0.67%
Weighted-average expected life	1 year, 1 month	1 year, 7 months
Expected dividend yield	—%	—%
Weighted average expected volatility	152%	32%

Other Financial Instruments
The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Commissions	$861	$846
Payroll and related expenses	704	1,001
Royalties	509	531
Interest payable	457	333
Final loan payment fees	478	233
Deferred rent	63	57
Other	121	145
Total accrued liabilities	$3,193	$3,146
7. Debt
On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. On June 30, 2014, the Company also entered into a Securities Purchase Agreement with Magna pursuant to which the Company sold to Magna an initial unsecured senior convertible note (“Initial Convertible Note”) with an original principal amount of $2.9 million for a purchase price of $2.5 million. Additionally, on August 11, 2014, the Company sold to Magna an additional unsecured senior convertible note (“Additional Convertible Note”) with an original principal amount of $3.5 million for a purchase price of $3.5 million. The Initial Convertible Note and the Additional Convertible Note are collectively referred to as the Magna Convertible Notes.
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
The Company’s obligations to Hercules are secured by a first priority security interest in substantially all of its assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates, financial reporting requirements and a minimum liquidity covenant that requires the Company to maintain cash and cash equivalents of not less than $9 million.  Although the Company was in compliance with the liquidity covenant at June 30, 2015, the Company anticipates that it will be non-compliant with the liquidity covenant during the fourth quarter of 2015 if additional financing is not obtained, and has therefore classified the entire obligation as a current liability.
On June 30, 2015, the Company received written notice from Hercules that an event of default had occurred with respect to the Hercules Term Loan. The Hercules notice indicates that an event of default has occurred as the result of, without limitation, that certain Event of Default Redemption Notice dated June 18, 2015 transmitted by MG Partners II Ltd. (“Magna”) to the Company (the “Magna Notice”). The Hercules notice provides that the notice was transmitted solely for informational purposes at this time and that Hercules reserves all of its rights under the Loan and Security Agreement. Hercules has not accelerated or demanded any payment at this time.
Magna Convertible Notes
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

The outstanding principal amount of the Exchange Convertible Notes was $4.3 million at June 30, 2015. $798,000 and $3.5 million of the Exchange Convertible Notes mature on June 30, 2016 and August 11, 2016, respectively, and accrue interest at an annual rate of 6.0%.
The Exchange Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna's option, into shares of common stock at a conversion price equal to the lesser of (i) $1.00 per share or (ii) at an alternative conversion price equal to the greater of (x) $0.20 and (y) the lower of (i) the conversion price then in effect and (ii) a price equal to 80% of the lowest daily VWAP of the common stock during the five consecutive Trading Day period prior to such Conversion Date (the “Alternate Conversion Price”).
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
During the six months ended June 30, 2015, Magna converted a total of $202,000 of the principal amount of the Convertible Notes into 373,000 shares of common stock. The Company recorded a loss upon extinguishment of $79,000 during the six months ended June 30, 2015. Pursuant to NASDAQ listing requirements, the securities purchase agreement with Magna contains a provision restricting the number of shares issuable to Magna on conversions to 19.9% of the number of outstanding shares of the Company on June 30, 2014 without obtaining stockholder approval to exceed the 19.9% threshold. Magna has reached that threshold. In May 2015, the Company’s stockholders voted against a proposal to permit Magna to exceed the 19.9% threshold. As a result, until stockholder approval is obtained, we may not issue any additional shares of common stock upon conversion of the Convertible Notes.
On June 19, 2015, the Company received written notice from Magna that an event of default had occurred with respect to the Magna Convertible Notes and underlying agreements. Magna alleges in the Notice of Default that it has been made aware that certain of the representations and warranties made by the Company in the underlying agreements were not true and correct in all material respects as of the date of signing nor as of the date of closing of the issuance of the Original Notes and the Exchange Notes. Magna has notified the Company of its election of its rights to declare the entire outstanding principal amount and other amounts outstanding under the Exchanged Notes to accelerate and to become immediately due and payable and has demanded payment in the amount of $6.5 million to be made to Magna no later than June 25, 2015. The Company disagrees with Magna’s claims that an event of default has occurred and asserts that no event of default has occurred or is continuing, and consequently the demand for payment is invalid. The Company has invited Magna to immediately reconsider and to rescind its Notice of Default and request for payment.

Outstanding long-term debt consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Hercules Term Loan	20,000	(752)	$19,248	$20,000	$(930)	$19,070
Convertible Note	4,298	(1,001)	3,297	4,500	(1,439)	3,061
Total debt	24,298	(1,753)	22,545	24,500	(2,369)	22,131
Less: Current portion	(20,798)	1,032	(19,766)	(20,000)	930	(19,070)
Long-term debt	$3,500	$(721)	$2,779	$4,500	$(1,439)	$3,061
The following summarizes by year the future principal payments as of June 30, 2015 (in thousands):

Years Ending December 31,	Hercules Term Loan	Magna Convertible Notes	Total
2015	$2,949	$—	$2,949
2016	7,666	4,298	11,964
2017	8,567	—	8,567
2018	818	—	818
Total future principal payments	$20,000	$4,298	$24,298
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

The Secondary Offering Warrants are considered to be liabilities and are marked to market at each reporting period. During the six months ended June 30, 2015, 13,015,912 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 38,147,958 shares of common stock. Had the cashless exercise provision been exercised by all the holders of the remaining 141,980 Secondary Offering Warrants at June 30, 2015, the Company would have had to either pay $112,000 in cash or issue an additional 190,591 shares of common stock. The number of shares of common stock that would be required to satisfy the cashless exercise provision increases as the price of the Company’s common stock decreases and decreases as the price of the Company’s common stock increases.
Other Issuances
During the six months ended June 30, 2015, the Company issued 30,000 shares of common stock to a service provider as consideration for services to be rendered under a consulting agreement. Furthermore, 853,365 shares of common stock were issued upon the conversion of restricted stock units into common stock, of which 206,380 shares of common stock were withheld to satisfy the employees' tax withholding obligations associated with the conversion of the restricted stock units into common stock. The withheld shares were included in treasury stock at a total value of $120,000, which was based on the market price of the common stock on the date the shares were issued. During June 2015, these treasury shares were issued upon the conversion of restricted stock units into common stock. Additionally, during the six months ended June 30, 2015, 242 shares of common stock were issued upon the exercise of warrants.
9. Stock-Based Compensation
Option and Equity Plans
In May 2015, the aggregate number of shares issuable under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) was increased by 1,000,000 to 4,586,181, in accordance with the 2012 plan.
The total number of shares available for grant under the 2012 Plan at June 30, 2015 was 1,483,015.
Stock Options
A summary of the Company’s stock option activity for the six months ended June 30, 2015 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014	1,383,479	$5.13
Granted	1,510,759	$0.95
Exercised	—	—
Forfeited	(962,015)	$2.90
Expired	(359,472)	$2.86
Outstanding at June 30, 2015	1,572,751	$3.00
Exercisable at June 30, 2015	504,121	$7.19
Vested and expected to vest at June 30, 2015	1,523,604	$3.06
The Company estimates the fair value of each stock option on the grant date using the Black-Scholes valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Weighted-average risk-free interest rate	1.63%	1.84%
Weighted-average expected life (in years)	6.3	6.3
Expected dividend yield	—%	—%
Weighted-average expected volatility	47%	48%

Restricted Stock Awards
Restricted stock awards (“RSA”) activity for the six months ended June 30, 2015 was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	30,000	$0.75
Vested	(30,000)	$0.75
Forfeited	—	$—
Unvested at June 30, 2015	—	$—
The total fair value of RSAs vested during the six months ended June 30, 2015 was $23,000.
The Company recorded $23,000 of stock-based compensation for RSAs during the six months ended June 30, 2015.
Stock-Based Awards Granted to Nonemployees
The Company from time to time grants options to purchase common stock or restricted stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. No options were granted to non-employees during the six months ended June 30, 2015. The Company granted 30,000 RSAs to non-employees and recorded stock-based compensation expense of $23,000 during six months ended June 30, 2015.
The following assumptions were used in the Black-Scholes valuation model related to non-employee stock options granted during the six months ended June 30, 2014:

Weighted-average risk-free interest rate	2.69%
Weighted-average expected life (in years)	9.9
Expected dividend yield	—%
Weighted-average expected volatility	45%
Summary of Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$5	$213	$34	$215
Research and development	37	712	159	799
General and administrative	31	4,625	359	5,477
Selling and marketing	10	1,291	152	1,711
Capitalized into inventory	7	579	46	622
Total stock-based compensation expense	$90	$7,420	$750	$8,824
Unrecognized stock-based compensation at June 30, 2015 was as follows (in thousands):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition (in years)
Stock options	$689	2.2

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
In October 2013, the Company entered into a one-year consulting agreement for financial advisory services with Creation Advisors in which Creation Advisors was to receive compensation of up to $180,000 in cash (payable $15,000 per month). The Company paid $45,000 under this agreement during the six months ended June 30, 2014. This agreement was terminated in March 2014 and as consideration for termination of the agreement, the Company paid $60,000 and issued 50,000 restricted shares of common stock, valued at $372,000, to Creation Advisers.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2014 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q, including those set forth under Part II, Item 1A.of this Quarterly Report on Form 10-Q.
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
In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal fusion products which allows us to provide surgeons and hospitals with a broader range of products. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 47% and 55% of our product revenues for the six months ended June 30, 2015 and 2014, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.
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
We operate a 30,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah, and we are the only vertically integrated silicon nitride orthopedic medical device manufacturer in the world. We market and sell our products to surgeons and hospitals in the United States and select markets in Europe and South America through our established network of independent sales distributors who are managed by our experienced in-house sales and marketing management team.  We have also started entering into OEM and private label relationships with third parties to further the commercialization of our silicon nitride technology platform beyond our own direct marketing and selling efforts.
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
We recorded one-time severance and related costs related to the restructuring of approximately $0.6 million in January 2015 and recorded an additional $0.2 million in severance expense related to additional terminations subsequent to January 2015.
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
During the six months ended June 30, 2015, 13,015,912 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 38,147,958 shares of common stock. As of June 30, 2015, there are 141,980 Secondary Offering Warrants outstanding.
Private Placement of Senior Convertible Notes and Warrant to Magna
On June 30, 2014, we entered into a Securities Purchase Agreement with MG Partners II Ltd. ("Magna"). Pursuant to the terms of the Securities Purchase Agreement, we sold to Magna an initial unsecured senior convertible note ("Initial Convertible Note"), for a purchase price of $2.5 million and an additional unsecured senior convertible note ("Additional Convertible Note"), for a purchase price of $3.5 million. We also issued to Magna a warrant ("Magna Warrant"), to purchase up to 568,889 shares of our common stock at an exercise price of $4.65 per share.
On April 2, 2015, we entered into an Amendment and Exchange Agreement (the “Amendment Agreement”) with Magna. The Amendment Agreement provides for the issuance by the Company to Magna of new senior convertible notes in exchange for the Initial Convertible Note, the Additional Convertible Note and the Magna Warrant (the “Exchange Convertible Notes”), which exchange resulted in the cancellation of the Initial Convertible Note, Additional Convertible Note and Magna Warrant, certain conforming amendments to the Securities Purchase Agreement and related documents, a reset of the trading price of the Company’s common stock at which the trading volume restrictions imposed cease to apply from $2.50 to $0.50, and a mutual release of claims. The Initial Convertible Note, Additional Convertible Note and the Exchange Convertible Notes are collectively referred to as the Convertible Note.
The Exchange Convertible Notes are convertible at any time after issuance, in whole or in part, at Magna's option, into shares of common stock at a conversion price equal to the lesser of (i) $1.00 per share or (ii) at an alternative conversion price equal to the greater of (x) $0.20 and (y) the lower of (i) the conversion price then in effect and (ii) a price equal to 80% of the lowest daily VWAP of the common stock during the five consecutive Trading Day period prior to such Conversion Date (the “Alternate Conversion Price”).
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
As of June 30, 2015, Magna had converted a total of $1.7 million of the principal amount of the Convertible Notes into 2,419,982 shares of common stock. The remaining principal amount of the Convertible Notes is $4.3 million. Pursuant to NASDAQ listing requirements, the securities purchase agreement with Magna contains a provision restricting the number of shares issuable to Magna on conversions to 19.9% of the number of the outstanding shares of the Company on June 30, 2014, without obtaining stockholder approval to exceed the 19.9% threshold. Magna has reached that threshold. In May 2015, the Company’s stockholders voted against a proposal to permit Magna to exceed the 19.9% threshold. As a result, until stockholder approval is obtained, we may not issue any additional shares of common stock upon conversion of the Convertible Notes.
On June 19, 2015, the Company received written notice from Magna that an event of default had occurred with respect to the Magna Convertible Notes and underlying agreements (the "Magna Notice"). Magna alleges in the Notice of Default that it has been made aware that certain of the representations and warranties made by the Company in the underlying agreements were not true and correct in all material respects as of the date of signing nor as of the date of closing of the issuance of the Original Notes and the Exchange Notes. Magna has notified the Company of its election of its rights to declare the entire outstanding principal amount and other amounts outstanding under the Exchanged Notes to accelerate and to become immediately due and payable and has demanded payment in the amount of $6,491,091.50 to be made to Magna no later than June 25, 2015. The Company disagrees with Magna’s claims that an event of default has occurred and asserts that no event of default has occurred or is continuing, and consequently the demand for payment is invalid. The Company has invited Magna to immediately reconsider and to rescind its Notice of Default and request for payment.
Hercules Term Loan
On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules Technology Capital, Inc. ("Hercules Technology" or “Hercules”) in connection with the Hercules Term Loan.  The Hercules Term Loan provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules Technology on the closing date of the loan.  The closing fee has been recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.5 million.  The final payment fee is being accrued and recorded to interest expense over the life of the loan.
The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 7.7%, and (ii) 10.95%.  Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments are required commencing August 1, 2015 and are to be made in 30 equal installments of approximately $700,000, with the remainder due at maturity.
The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates, financial reporting requirements and a minimum liquidity covenant that requires the Company to maintain cash and cash equivalents of not less than $9 million.  Although the Company was in compliance with the liquidity covenant at June 30, 2015, the Company anticipates that it will be non-compliant with the liquidity covenant during the fourth quarter of 2015 if additional financing is not obtained, and has therefore classified the entire obligation as a current liability.
On June 30, 2015, the Company received written notice from Hercules that an event of default has occurred with respect to the Hercules Term Loan. The Hercules notice indicates that an event of default has occurred as the result of, without limitation, the Magna Notice of Default dated June 18, 2015. The Hercules notice provides that the notice was transmitted solely for informational purposes at this time and that Hercules reserves all of its rights under the Loan and Security Agreement. Hercules has not accelerated or demanded any payment at this time.
Components of our Results of Operations
We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.
Product Revenue
We derive our product revenue primarily from the sale of spinal fusion devices and related products used in the treatment of spine disorders. Our product revenue is generated from sales to three types of customers: (1) surgeons and hospitals; (2) stocking distributors; and (3) private label customers. Most of our products are sold on a consignment basis through a network of independent sales distributors; however, we also sell our products to independent stocking distributors. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. We generate the majority of our revenue from the sale of inventory that is consigned to independent sales distributors that sell our products to surgeons and hospitals. For these products, we recognize revenue at the time we are notified the product has been used or implanted and all other revenue recognition criteria have been met. For all other transactions, we recognize revenue when title and risk of loss transfer to the stocking distributor, and all other revenue recognition criteria have been met. We generally recognize revenue from sales to stocking distributors at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Our policy is to classify shipping and handling costs billed to customers as an offset to total shipping expense in the statement of operations, primarily within sales and marketing. In general, our customers do not have any rights of return or exchange.
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
Cost of Revenue
The expenses that are included in cost of revenue include all direct product costs if we obtained the product from third-party manufacturers and our in-house manufacturing costs for the products we manufacture. We obtain our non-silicon nitride products, including our metal and orthobiologic products, from third-party manufacturers, while we currently manufacture the majority of our silicon-nitride products in-house.
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
RESULTS OF OPERATIONS
The following is a tabular presentation of our condensed consolidated operating results for the three months ended June 30, 2015 and 2014 and to our condensed consolidated operating results for the six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Product revenue	$4,780	$5,836	$(1,056)	(18)%	$9,523	$11,616	$(2,093)	(18)%
Costs of revenue	1,363	1,603	(240)	(15)%	2,885	3,252	(367)	(11)%
Gross profit	3,417	4,233	(816)	(19)%	6,638	8,364	(1,726)	(21)%
Operating expenses:
Research and development	1,553	3,041	(1,488)	(49)%	3,396	3,632	(236)	(6)%
General and administrative	1,334	6,280	(4,946)	(79)%	3,361	9,355	(5,994)	(64)%
Sales and marketing	3,126	5,540	(2,414)	(44)%	6,483	10,061	(3,578)	(36)%
Total operating expenses	6,013	14,861	(8,848)	(60)%	13,240	23,048	(9,808)	(43)%
Loss from operations	(2,596)	(10,628)	8,032	76%	(6,602)	(14,684)	8,082	55%
Other income (expense), net	(3,337)	(2,611)	(726)	(28)%	(4,712)	(3,268)	(1,444)	(44)%
Net loss before income taxes	(5,933)	(13,239)	7,306	55%	(11,314)	(17,952)	6,638	37%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Net loss	$(5,933)	$(13,239)	$7,306	55%	$(11,314)	$(17,952)	$6,638	37%
Product Revenue
The following table sets forth our product revenue from sales of the indicated product category for the three months ended June 30, 2015 and 2014 and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Silicon Nitride	$2,353	$2,696	$(344)	(13)%	$5,010	$5,184	$(174)	(3)%
Non-Silicon Nitride	2,427	3,139	(712)	(23)%	4,513	6,432	(1,919)	(30)%
Total product revenue	$4,780	$5,836	$(1,056)	(18)%	$9,523	$11,616	$(2,093)	(18)%
For the three months ended June 30, 2015, total product revenue decreased $1.1 million, or 18%, as compared to the same period in 2014. The decrease was primarily due to decreased sales of our non-silicon nitride products, which decreased by $0.7 million, or 23%, for the three months ended June 30, 2015 as compared to the same period in 2014. This decline was primarily due to lower metals sales as a result of a decline in the level of activity for a few key surgeons and our continued focus and investment in sales and marketing efforts of our silicon nitride products. Silicon nitride sales decreased by $0.3 million, or 13%, as compared to the same period in 2014.  This decline was primarily attributable to the loss of a few key surgeons during the quarter, but partially offset by increased recruiting efforts of our sales organization. These efforts have resulted in new surgeons using silicon nitride products, which we expect to outweigh the year-to-date declines in revenue beginning in the second half of 2015.
For the six months ended June 30, 2015, total product revenue decreased $2.1 million, or 18%, as compared to the same period in 2014. The decrease was primarily due to decreased sales of our non-silicon nitride products, which decreased by $1.9 million, or 30%, for the six months ended June 30, 2015 as compared to the same period in 2014. This decline was primarily due to lower metals sales as a result of a decline in the level of activity for a few key surgeons and our continued focus and investment in sales and marketing efforts of our silicon nitride products. Silicon nitride sales decreased by $0.2 million, or 3%, as compared to the same period 2014.  This decline was primarily attributable to the loss of a few key surgeons during the quarter, but partially offset by increased recruiting efforts of our sales organization. These efforts have resulted in new surgeons using silicon nitride products, which we expect to outweigh the year-to-date declines in revenue beginning in the second half of 2015.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Domestic	$4,759	$5,812	$(1,053)	(18)%	$9,491	$11,587	$(2,096)	(18)%
International	21	24	(3)	(13)%	32	29	3	10%
Total product revenue	$4,780	$5,836	$(1,056)	(18)%	$9,523	$11,616	$(2,093)	(18)%
International revenue was relatively flat for the three and six months ended June 30, 2015 as compared to the same periods in 2014, as we have primarily focused on increasing domestic sales.
Cost of Revenue and Gross Profit
For the three months ended June 30, 2015, our cost of revenue decreased $0.2 million, or (15)%, as compared to the same period in 2014. The decrease in cost of revenue was primarily a result of reduced sales for the three months ended June 30, 2015, as compared to the same period in 2014. Although we have reduced our product costs through production efficiencies and lower overhead costs, our gross profit as a percentage of product revenue decreased by 2 points to 71% for the three months ended June 30, 2015 from 73% for the same period in 2014 as a result of revenue recognized from private label sales during 2015, which has lower gross margins due to lower selling prices.
For the six months ended June 30, 2015, our cost of revenue decreased $0.4 million, or 11%, as compared to the same period in 2014. The decrease in cost of revenue was primarily a result of reduced sales for the six months ended June 30, 2015, as compared to the same period in 2014. Although we have reduced our product costs through production efficiencies and lower overhead costs, our gross profit as a percentage of product revenue decreased by 2 points to 70% for the six months ended June 30, 2015 from 72% for the same period in 2014 as a result of revenue recognized from private label sales during 2015, which has lower gross margins due to lower selling prices.
Research and Development Expenses
For the three months ended June 30, 2015, research and development expenses decreased $1.5 million, or 49%, as compared to the same period in 2014. This decrease was primarily due to a $0.7 million decrease in stock-based compensation and $0.8 million decrease in personnel related and other development costs.
For the six months ended June 30, 2015, research and development expenses decreased $0.2 million, or 6%, as compared to the same period in 2014. This decrease was primarily due to a $0.6 million decrease in stock compensation and $0.8 million in personnel related costs which was offset by an increase in operating expenses that could not be allocated to inventory because we produced a lower amount of our Valeo products during the six months ended June 30, 2015 than in the same period in 2014. In 2014, as a result of the ramp-up phase for our second generation Valeo products, these overhead costs had previously been allocated to inventory.
General and Administrative Expenses
For the three months ended June 30, 2015, general and administrative expenses decreased $4.9 million, or 79%, as compared to the same period in 2014. This decrease was primarily due to a $4.6 million decrease in stock-based compensation and $0.3 million decrease in personnel related costs resulting from the restructure in the first quarter of 2015.
For the six months ended June 30, 2015, general and administrative expenses decreased $6.0 million, or 64%, as compared to the same period in 2014. This decrease was primarily due to a $5.1 million decrease in stock compensation and $0.9 million decrease in consulting and other operating expenses as we have reduced operating costs in 2015.

Sales and Marketing Expenses
For the three months ended June 30, 2015, sales and marketing expenses decreased $2.4 million, or 44%, as compared to the same period in 2014.  This decrease was primarily due to a $1.3 million decrease in stock-based compensation, $0.4 million decrease in commissions due to lower sales, and a $0.8 million decrease in personnel related costs, consulting, and other operating expenses as we have reduced operating costs in 2015.
For the six months ended June 30, 2015, sales and marketing expenses decreased $3.6 million, or 36%, as compared to the same period in 2014.  This decrease was primarily due to a $1.6 million decrease in stock compensation, a $1.1 million decrease in commissions due to lower sales, and a $0.9 million decrease in personnel related costs, travel, consulting and other operating expenses as we have reduced operating costs in 2015.
Other Income (Expense), Net
For the three months ended June 30, 2015, other expense increased $0.7 million, or 28%, as compared to the same period in 2014. This increase was primarily due to a $1.3 million loss on extinguishment of derivative liabilities during 2015 when certain warrants were exercised, a $0.6 million increase in interest expense from the additional debt incurred during the second quarter of 2014, and an increase of $0.5 million from the change in fair value of our derivative liabilities. These increases were partially offset by a $1.6 million loss on extinguishment of debt during 2014.
For the six months ended June 30, 2015, other expense increased $1.4 million, or 44%, as compared to the same period in 2014. This increase was primarily due to a $1.3 million loss on extinguishment of derivative liabilities during 2015 when certain warrants were exercised, $1.1 million increase in interest expense from the additional debt incurred during the second quarter of 2014, and an increase of $0.5 million from the change in fair value of our derivative liabilities. These increases were partially offset by a $1.6 million loss on extinguishment of debt during 2014.
Liquidity and Capital Resources
For the six months ended June 30, 2015 and 2014, we incurred a net loss of $11.3 million and $18.0 million, respectively, and used cash in operations of $5.3 million and $8.4 million, respectively. We have an accumulated deficit of $183.9 million as of June 30, 2015. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. As of June 30, 2015, we had approximately $12.4 million in cash and cash equivalents.
We will need to from time-to-time seek additional financing through the issuance of common stock and/or debt, to satisfy our debt obligations and financial covenants, meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We anticipate we will need to obtain additional funding in the fourth quarter of 2015 to maintain compliance with the financial and liquidity covenants related to the Hercules $20 million term loan through the next twelve months. If we are unable to access additional funds prior to becoming non-compliant with the financial or liquidity covenants, the entire remaining balance could become immediately due and payable at the option of Hercules Technology. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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

Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30, 2015
	2015	2014
Net cash used in operating activities	(5,323)	(8,405)
Net cash used in investing activities	(410)	(957)
Net cash provided by (used in) financing activities	(120)	18,633
Net cash provided (used)	$(5,853)	$9,271
Net Cash Used in Operating Activities
Net cash used in operating activities was $5.3 million during the six months ended June 30, 2015, compared to $8.4 million for the same period in 2014, a decrease of $3.1 million. The decrease in cash used in operating activities during 2015 was primarily attributable to lower production rates resulting in a $3.8 million decrease in inventories and lower operating expenses, which were partially offset by $0.9 million of severance and benefits for terminated employees paid during the six months ended June 30, 2015.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.4 million during the six months ended June 30, 2015, compared to $1.0 million used in investing activities during the same period in 2014, a decrease of $0.6 million. The decrease in net cash used in investing activities during 2015 was primarily attributable to decreased purchases of property and equipment of $0.9 million and a decrease in restricted cash of $0.3 million during 2015 as compared to 2014.
Net Cash Used in or Provided by Financing Activities
Net cash used in financing activities was $0.1 million during the six months ended June 30, 2015, compared to $18.6 million provided during the same period in 2014, a decrease of $18.7 million. In 2015, we repurchased shares related to the vesting of certain management restricted stock units by paying the employee withholding tax associated with the vesting and withholding 206,380 shares of common stock. At the time of withholding the market value of the shares of common stock was $120 thousand. The cash provided by financing activities in 2014 was primarily attributable to receiving $15.4 million in net proceeds from the issuance of common stock in our IPO. Additionally, long-term debt increased by $3.3 million due to the debt refinancing in June 2014.
Indebtedness
For a description of our material indebtedness see information above under the headings “Hercules Term Loan” and “Private Placement of Senior Convertible Notes and Warrant to Magna.”
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those policies during the six months ended June 30, 2015. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have received a notice of default from Hercules Technology Growth Capital, Inc. that an event of default has occurred with respect to that certain Loan and Security Agreement dated as of June 30, 2014

On June 30, 2015, we received written notice from Hercules that an event of default has occurred with respect to the Loan and Security Agreement by and between Hercules in its capacity as administrative and collateral agent, the parties who are lenders thereunder, us and US Spine, Inc.. The Loan and Security Agreement provides for a $20 million term loan with a maturity date of January 1, 2018 and is secured by substantially all of the assets of the Company and our subsidiary. The Hercules Notice provides that the notice was transmitted solely for informational purposes and that Hercules reserves all of its rights under the Loan and Security Agreement. The Hercules Notice indicates that an event of default has occurred as the result of, without limitation, that certain Event of Default Redemption Notice dated June 18, 2015 transmitted by Magna to the Company. An event of default under the Hercules Loan and Security agreement, including failure to comply with the covenants, would give the lender the right to declare all amounts outstanding under the credit facility due and payable and enforce its rights to foreclose on the collateral securing the loans. Hercules has not chosen to accelerate our obligations under the Loan and Security agreement, and has expressly not waived any events of default or any of its remedies under the loan and security agreement. We do not have adequate liquidity to repay all outstanding amounts under the credit facility and payment acceleration would have a material adverse effect on our liquidity, business, financial condition and results of operations.

We have received an Event of Default Redemption Notice from Magna notifying us that an event of default has occurred under the Senior Convertible Note and Securities Purchase Agreement with Magna

On June 19, 2015, we received written notice from Magna that an event of default has occurred with respect to the Securities Purchase Agreement, among other items, the Company issued to Magna certain senior convertible notes in aggregate principal amount of $6,400,000. Magna alleges in the notice that it has recently been made aware that certain of the representations and warranties made by the Company in connection with the issuance of the senior convertible notes to Magna were not true and correct in all material respects as of the date of signing nor as of the date of closing of the issuance of the convertible notes. Magna has notified the Company of its election of its rights to declare the entire outstanding principal amount and other amounts outstanding under the convertible notes to accelerate and to become immediately due and payable and has demanded payment in the amount of $6,491,091.50. The Company emphatically disagrees with Magna’s claims that an event of default has occurred and asserts that no event of default has occurred or is continuing, and consequently the demand for payment is invalid. We do not have adequate liquidity to repay all outstanding amounts under the Magna debt obligation and remain compliant with the Hercules Loan and Security Agreement covenants; payment on the Magna debt obligation prior to maturity would have a material adverse effect on our liquidity, business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
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

AMEDICA CORPORATION

Date:	August 14, 2015	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2015	/s/ Ty A. Lombardi
Ty A. Lombardi
Vice President Finance (Principal Accounting Officer)