Form 10-Q
period 2015-09-30
AMEDICA Corp
filed 2015-11-16
CIK 1269026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
129,039,249 shares of common stock, $0.01 par value, were outstanding at November 16, 2015

Amedica Corporation

Amedica Corporation
Condensed Consolidated Balance Sheets - Unaudited
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$11,268	$18,247
Trade accounts receivable, net of allowance of $49 and $54, respectively	2,376	2,513
Prepaid expenses and other current assets	1,171	1,247
Inventories, net	9,700	11,675
Total current assets	24,515	33,682
Property and equipment, net	2,668	3,515
Intangible assets, net	3,812	4,188
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$37,193	$47,583
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$912	$778
Accrued liabilities	3,114	3,146
Current portion of long-term debt	19,973	19,070
Total current liabilities	23,999	22,994
Deferred rent	454	517
Long-term debt	—	3,061
Other long-term liabilities	174	134
Derivative liabilities	14,283	13,970
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 250,000,000 shares authorized; 78,936,372 and 26,353,666 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	789	264
Additional paid-in capital	191,566	179,148
Accumulated deficit	(194,072)	(172,505)
Total stockholders’ equity (deficit)	(1,717)	6,907
Total liabilities and stockholders’ equity (deficit)	$37,193	$47,583

See accompanying notes.

Amedica Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product revenue	$4,835	$5,998	$14,358	$17,614
Costs of revenue	1,640	1,939	4,525	5,191
Gross profit	3,195	4,059	9,833	12,423
Operating expenses:
Research and development	1,676	1,970	5,072	5,602
General and administrative	1,432	2,943	4,793	12,298
Sales and marketing	2,893	4,783	9,376	14,844
Total operating expenses	6,001	9,696	19,241	32,744
Loss from operations	(2,806)	(5,637)	(9,408)	(20,321)
Other income (expense):
Interest income	—	3	—	11
Interest expense	(1,147)	(1,107)	(3,381)	(2,191)
Gain (loss) on extinguishment of debt	2,403	—	2,324	(1,596)
Change in fair value of derivative liabilities	(7,779)	1,887	(8,879)	1,325
Loss on extinguishment of derivative liabilities	(2)	—	(1,263)	—
Offering costs	(821)	—	(821)	—
Other income (expense)	19	(78)	(19)	(112)
Total other income (expense)	(7,327)	705	(12,039)	(2,563)
Net loss before income taxes	(10,133)	(4,932)	(21,447)	(22,884)
Provision for income taxes	—	—	—	—
Total comprehensive loss	$(10,133)	$(4,932)	$(21,447)	$(22,884)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.39)	$(0.43)	$(2.20)
Weighted average common shares outstanding:
Basic and diluted	68,629,528	12,689,307	50,155,457	10,383,228

See accompanying notes.

Amedica Corporation
Condensed Consolidated Statements of Cash Flows - Unaudited
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(21,447)	$(22,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,265	1,368
Amortization of intangible assets	375	375
Amortization of lease incentive for tenant improvements	15	15
Non cash interest expense	1,724	961
(Gain) loss on extinguishment of debt	(2,324)	1,596
Stock-based compensation	780	10,851
Change in fair value of derivative liabilities	8,879	(1,325)
(Gain) loss on extinguishment of derivative liabilities	1,263	—
(Gain) loss on disposal of equipment	(15)	112
Provision for inventory reserve	954	1,500
Bad debt expense	(7)	38
Offering costs	821	—
Changes in operating assets and liabilities:
Trade accounts receivable	144	(388)
Prepaid expenses and other current assets	(334)	2,604
Inventories	1,158	(4,047)
Accounts payable and accrued liabilities	(316)	(2,209)
Net cash used in operating activities	$(7,065)	$(11,433)
Cash flows from investing activities
Purchase of property and equipment	$(501)	$(2,027)
Proceeds from sale of property and equipment	28	30
Decrease in restricted cash	—	392
Net cash used in investing activities	$(473)	$(1,605)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	$4,337	$15,369
Payments on long-term debt	(1,158)	(18,000)
Debt extinguishment payments	(2,500)	(735)
Proceeds from issuance of long-term debt	—	25,800
Payment of deferred financing costs	—	(1,315)
Purchase of treasury stock	(120)	—
Net cash provided by financing activities	$559	$21,119
Net increase (decrease) in cash and cash equivalents	(6,979)	8,081
Cash and cash equivalents at beginning of period	18,247	2,279
Cash and cash equivalents at end of period	$11,268	$10,360
Noncash investing and financing activities
Preferred stock converted into common stock	—	161,456
Reclassification of warrant liability	—	5
Deferred financing costs included in accounts payable and accrued liabilities	—	64
Stock and derivative liabilities issued with long-term debt	—	3,350
Derivative liabilities issued for prepaid financing costs	—	46
Debt converted to common stock	202	—
Common stock issued for cashless exercise of a derivative liability	11,589	—
Issuance of treasury stock upon conversion of RSUs to common stock	120	—
Derivative liabilities recorded as a debt discount	382	—
Supplemental cash flow information
Cash paid for interest	$1,845	$1,167
See accompanying notes.

AMEDICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
Organization
Amedica Corporation (“Amedica” or “the Company”) was incorporated in the state of Delaware on December 10, 1996. Amedica is a commercial-stage biomaterials company focused on using its silicon nitride technology platform to develop, manufacture, and commercialize a broad range of medical devices. The Company believes it is the first and only manufacturer to use silicon nitride in medical applications. The Company acquired US Spine, Inc. (“US Spine”), a Delaware incorporated spinal products company with operations in Florida, on September 20, 2010. The Company’s products are sold primarily in the United States.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 24, 2015. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The Company’s significant accounting policies are set forth in Note 1 to the consolidated audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014.
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
Liquidity and Capital Resources
For the nine months ended September 30, 2015 and 2014, the Company incurred a net loss of $21.4 million and $22.9 million, respectively, and used cash in operations of $7.1 million and $11.4 million, respectively. The Company had an accumulated deficit of $194.1 million and $172.5 million at September 30, 2015 and December 31, 2014, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2015.
As discussed further in Note 7, the Company has entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $8.5 million at September 30, 2015. At September 30, 2015, the Company’s cash balance was approximately $11.3 million. The Company anticipates that it will need to obtain additional funding during the fourth quarter of 2015 to maintain compliance through 2015 with the liquidity covenants related to the Hercules Term Loan. As discussed in Footnote 8 and Footnote 12, the Company received gross proceeds of $5.0 million in November 2015 from the exercise of the Series B Warrants and could potentially raise up to an additional $5.0 million during the fourth quarter of 2015 from the exercise of the Series B and Series C warrants issued in September 2015. However, if the Series C Warrants are not exercised and the Company is unable to access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of the lender. Although the Company is seeking additional financing, additional funding may not be available to the Company on favorable or acceptable terms, or at all. Any additional equity financing, if available to the Company, will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to our financial statements as a result of this uncertainty.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
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
2. Basic and Diluted Net Loss per Common Share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, convertible notes, stock options and unvested restricted stock units. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities representing approximately 45.2 million and 5.8 million shares of common stock at September 30, 2015 and 2014, respectively.
3. Inventories
The components of inventory were as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$867	$839
Work in progress	138	486
Finished Goods	8,695	10,350
	$9,700	$11,675
Finished goods include consigned inventory of approximately $3.5 million and $3.0 million as of September 30, 2015 and December 31, 2014, respectively.

4. Intangible Assets
Intangible assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
Total Intangible Assets	9,587	9,587
Less accumulated amortization	(5,775)	(5,399)
Total Intangible Assets net of amortization	$3,812	$4,188

Based on the recorded intangibles at September 30, 2015, the estimated amortization expense is expected to be $125,000 during the remainder of 2015 and approximately $501,000 per year through 2019 and $1.3 million thereafter.
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
The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at September 30, 2015 and December 31, 2014. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$—	$—	14,283	$14,283

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$—	$—	$11,358	$11,358
Conversion feature of notes	—	—	2,612	2,612
Total derivative liabilities	$—	$—	$13,970	$13,970
The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2015 and 2014. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015 and 2014:

	Common Stock Warrants	Preferred Stock Warrants	Conversion Feature of Notes	Total Derivative Liability
Balance at December 31, 2013	$(199)	$(11)	$—	$(210)
Issuances of derivatives	(1,235)	—	(1,930)	(3,165)
Reclassification from liability to equity	—	5	—	5
Change in fair value	1,307	6	12	1,325
Balance at September 30, 2014	$(127)	$—	$(1,918)	$(2,045)
Balance at
Balance at December 31, 2014	$(11,358)	$—	$(2,612)	$(13,970)
Issuances of derivatives	(14,556)	—	—	(14,556)
Modification of terms	(382)	—	—	(382)
Decrease in liability due to debt conversions	—	—	179	179
Decrease in liability due to warrants being exercised	10,326	—	—	10,326
Extinguishment of derivatives	—	—	3,468	3,468
Change in fair value	1,687	—	(1,035)	652
Balance at September 30, 2015	$(14,283)	$—	$—	$(14,283)
$9.5 million of the warrant derivatives issued during September 2015 were recorded as a loss and included in the change in fair value of derivative liabilities per the Condensed Consolidated Statements of Operations and Comprehensive Loss since the value of the derivative liabilities issued exceeded the proceeds received from the issuance of common stock and warrants. See Footnote 8 for additional information.
Common Stock Warrants
The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance.
The assumptions used in estimating the common stock warrant liability at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Fair value of common share	$0.31	$0.80
Weighted-average risk free interest rate	1.58%	1.53%
Weighted-average expected life	2 years, 2 months	4 years, 8 months
Expected dividend yield	—%	—%
Weighted average expected volatility	80%	116%

Conversion Feature of Notes
The Company entered into convertible notes in 2014.  The conversion features of the notes were evaluated and determined to be derivatives and were re-measured to fair value at each reporting period. During September 2015, the conversion features of the notes were terminated.
The assumptions used in estimating the conversion features of the notes at December 31, 2014 were as follows:

December 31, 2014
Estimated fair value of common share	$0.80
Weighted-average risk free interest rate	0.67%
Weighted-average expected life (in years)	1 year, 7 months
Expected dividend yield	—%
Weighted average expected volatility	32%

Other Financial Instruments
The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.
6. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Commissions	$630	$846
Payroll and related expenses	789	1,001
Royalties	515	531
Interest payable	313	333
Final loan payment fees	623	233
Deferred rent	60	57
Other	184	145
Total accrued liabilities	$3,114	$3,146
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
Hercules Term Loan
The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules Technology on the closing date of the loan.  The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million.  The final payment fee is being accrued and recorded to interest expense over the life of the loan.
The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 7.7%, or (ii) 10.95%.  Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are to be made in 30 equal installments of approximately $700,000, with the remainder due at maturity. The Company’s obligations to Hercules are secured by a first priority security interest in substantially all of its assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.
On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules Technology. The Amendment amended certain terms the Hercules Loan and Security Agreement and granted certain consents to the Company relating to the Settlement Agreement with Magna discussed below. The Amendment provides that if the Company prepays its loan from Hercules, it must pay a prepayment charge of 1.5% of the amount being prepaid until September 8, 2016 and thereafter 0.75%. The Amendment also increased the fee the Company must pay to Hercules upon the maturity of the loan or if it is prepaid from $1.5 million to $1.7 million. Further, the annual interest rate on the loan will increase by 1.5% if the Company does not receive gross proceeds of at least $10.0 million from the exercise of the Series B and Series C Warrants discussed in Footnote 8. As part of the Amendment, Hercules also waived and released its event of default notice sent on June 30, 2015. Additionally, the Amendment reduced the Company’s obligation to maintain cash and cash equivalents of not less than $9.0 million to an amount that varies based on the loan amount. The minimum cash requirement is reduced by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at September 30, 2015 was $8.5 million. Although the Company was in compliance with the liquidity covenant at September 30,

2015, the Company anticipates that it will be non-compliant with the liquidity covenant during the fourth quarter of 2015 if additional financing is not obtained, and has therefore classified the entire obligation as a current liability.
As part of the Amendment, the warrant held by Hercules was modified to increase the number of underlying shares to 1,548,387 and decrease the exercise price to $0.47, subject to adjustment. The warrant modification increased the estimated fair value of the warrant by $382,000, which was recorded as a debt discount and an increase in derivative liability. The debt discount is being amortized over the life of the loan.
Magna Convertible Notes
On April 2, 2015, we entered into an Amendment and Exchange Agreement (the “Amendment Agreement”) with Magna. The Amendment Agreement provides for the issuance by the Company to Magna of two new senior convertible notes, one with a maturity date in June 2016 and one with a maturity date in August 2016 (the "June Note", the "August Note," and collectively the “Exchange Convertible Notes”) in exchange for the Initial Convertible Note, the Additional Convertible Note and a warrant issued to Magna ("Magna Warrant") to purchase 568,889 shares of the Company's common stock at an exercise price of $4.65. The exchange resulted in the cancellation of the Initial Convertible Note, Additional Convertible Note and Magna Warrant.
On June 19, 2015, the Company received written notice from Magna that an event of default had occurred with respect to the Exchange Convertible Notes and underlying agreements. On September 8, 2015, the Company entered into a Settlement and Waiver Agreement ("Settlement Agreement") with Magna. Pursuant to the Settlement Agreement, the Company paid Magna $2.5 million from the September 2015 Offering discussed in Footnote 8 to redeem the entire $800,000 of outstanding principal amount and accrued interest of the June Note and to partially redeem $1.4 million principal amount of the August Note and any accrued interest. The Company agreed to pay an additional $1.25 million to partially redeem $1.1 million of the remaining principal amount of the August Note and any accrued interest if the Company receives gross proceeds of $5.0 million from the sale of equity securities and up to another $1.25 million to redeem in full the remaining August Note principal balance and interest if the Company receives up to an additional $5.0 million in gross proceeds. As part of the Settlement Agreement, Magna waived its event of default notice delivered to the Company on June 19, 2015 and its right to convert the August Note into shares of common stock.
The Settlement Agreement was accounted for as a debt extinguishment and the Company recorded a gain on extinguishment of debt of $2.4 million. Since the conversion features of the Exchange Convertible Notes were eliminated, the estimated fair value of the conversion features of $3.5 million was extinguished and included in the calculation of the gain on extinguishment of debt.
The outstanding principal amount of the remaining Magna August Note was $2.1 million at September 30, 2015. The Magna August Note matures on August 11, 2016, and accrues interest at an annual rate of 6.0%.
During the nine months ended September 30, 2015, Magna converted a total of $202,000 of the principal amount of the Convertible Notes into 373,000 shares of common stock. The Company recorded a loss upon extinguishment of $79,000 during the nine months ended September 30, 2015 related to the conversion into shares of common stock.
Outstanding long-term debt consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Hercules Term Loan	$18,841	$(1,017)	$17,824	$20,000	$(930)	$19,070
Convertible Note	—	—	—	4,500	(1,439)	3,061
Magna Note	2,149	—	2,149	—	—	—
Total debt	20,990	(1,017)	19,973	24,500	(2,369)	22,131
Less: Current portion	(20,990)	1,017	(19,973)	(20,000)	930	(19,070)
Long-term debt	$—	$—	$—	$4,500	$(1,439)	$3,061

The following summarizes by year the future principal payments on the Hercules Term Loan and the Magna August Noteas of September 30, 2015 (in thousands):

Years Ending December 31,	Hercules Term Loan	Magna August Note	Total
2015	$1,790	$—	$1,790
2016	7,666	2,149	9,815
2017	8,567	—	8,567
2018	818	—	818
Total future principal payments	$18,841	$2,149	$20,990
8. Equity
September 2015 Offering
In September 2015, the Company entered into a Securities Purchase Agreement whereby it issued to certain investors 13,123,360 shares of common stock at a price of $0.381 per share for gross proceeds of $5.0 million before deducting placement agent fees and related offering expenses. Pursuant to the terms of the Securities Purchase Agreement the company also issued to the investors Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants. Each of the Series A Warrants, the Series B Warrants and the Series C Warrants are initially exercisable for 13,123,360 shares of common stock with at an initial exercise price of $0.47 per share.
Shareholder approval is required for the issuance of the common shares underlying the Series B Warrants, the Series C Warrants and the Series D Warrants. The Company obtained the requisite shareholder approval for the issuance at a Special Meeting of Stockholders held on November 3, 2015. The Series B and Series C Warrants have automatic exercise provisions if certain conditions are met, which include, the attainment of requisite shareholder approval and the satisfaction of certain other equity trading conditions. The Company could receive up to a maximum of $5.0 million from the exercise of the Series B Warrants and up to a maximum of $5.0 million from the exercise of the Series C Warrants. If the Series B and Series C Warrants are exercised, the Series C exercise price will be the lesser of the current exercise price of $0.47 per share or 75% of the sum of the three lowest closing consolidated bid prices of the common stock during the five trading day period prior to the date on which payment of the exercise price is received by the Company. If, as a result of the application of such formula, the exercise price is adjusted downward from the initial exercise price of $0.47 per share, then the number of common shares issuable upon the exercise of each of the warrants will be increased such that the gross proceeds from exercise of each of the Series B Warrants and Series C Warrants will equal $5.0 million, respectively, or a lesser amount if the warrants are not exercised in full. The Series B Warrants and Series C Warrants expire on November 17, 2015 and December 30, 2015, respectively.
The number of Series A Warrants would increase to match the number of shares of common stock issued upon the exercise of the Series B and Series C Warrants. The Series A Warrants have an exercise price adjustment provision that in the event the Company sells shares of any additional common stock or securities convertible into common stock prior to December 30, 2015, subject to certain exceptions, at a price per share less than the original exercise price of the warrant, the exercise price shall be adjusted to a price equal to the price paid per share for such additional common stock or securities.
The Series A Warrants, Series B Warrant and Series C Warrants are considered to be liabilities and are marked to market at each reporting period until they are exercised or are no longer classified as liabilities. The Company estimated the fair value of these warrants to be $14.4 million. The Company recorded $4.9 million of the $5.0 million gross proceeds from the offering to derivative liabilities and $131,000 to equity and recorded a loss of $9.5 million, which was included in the change in fair value of derivative liabilities per the Condensed Consolidated Statements of Operations and Comprehensive Loss. Furthermore, all of the $821,000 of the September 2015 offering costs were expensed since the value of the warrants exceeded the gross proceeds.
The Company entered into a placement agent agreement in connection with the September 2015 Offering. As part of the placement agent agreement, the Company issued a warrant to the placement agent to purchase 656,168 shares of common stock at an exercise price of $0.47. The warrant was determined to be a liability and the estimated fair value of $157,000 was included in offering costs.

November 2014 Secondary Offering
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
The Secondary Offering Warrants are considered to be liabilities and are marked to market at each reporting period. During the nine months ended September 30, 2015, 13,047,372 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 38,202,840 shares of common stock. Had the cashless exercise provision been exercised by all the holders of the remaining 110,520 Secondary Offering Warrants at September 30, 2015, the Company would have had to either pay $87,000 in cash or issue an additional 274,738 shares of common stock. The number of shares of common stock that would be required to satisfy the cashless exercise provision increases as the price of the Company’s common stock decreases and decreases as the price of the Company’s common stock increases.
Other Issuances
During the nine months ended September 30, 2015, the Company issued 30,000 shares of common stock to a service provider as consideration for services to be rendered under a consulting agreement. Furthermore, 853,365 shares of common stock were issued upon the conversion of restricted stock units into common stock, of which 206,380 shares of common stock were withheld to satisfy the employees' tax withholding obligations associated with the conversion of the restricted stock units into common stock. The withheld shares were included in treasury stock at a total value of $120,000, which was based on the market price of the common stock on the date the shares were issued. During June 2015, these treasury shares were issued upon the conversion of restricted stock units into common stock. Additionally, during the nine months ended September 30, 2015, 242 shares of common stock were issued upon the exercise of warrants.
9. Stock-Based Compensation
Option and Equity Plans
In May 2015, the stockholders of the Company approved an increase in the aggregate number of common shares issuable under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) 1,000,000 shares to 4,586,181 shares.
The total number of shares available for grant under the 2012 Plan at September 30, 2015 was 1,483,015.

Stock Options
A summary of the Company’s stock option activity for the nine months ended September 30, 2015 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2014	1,383,479	$5.13
Granted	1,684,759	$0.90
Exercised	—	—
Forfeited	(997,014)	$2.85
Expired	(360,533)	$2.88
Outstanding at September 30, 2015	1,710,691	$2.78
Exercisable at September 30, 2015	593,090	$6.25
Vested and expected to vest at September 30, 2015	1,665,095	$2.83
The Company estimates the fair value of each stock option on the grant date using the Black-Scholes valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Weighted-average risk-free interest rate	1.64%	1.84%
Weighted-average expected life (in years)	6.3	6.3
Expected dividend yield	—%	—%
Weighted-average expected volatility	48%	48%
Restricted Stock Awards
Restricted stock awards (“RSA”) activity for the nine months ended September 30, 2015 was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	30,000	$0.75
Vested	(30,000)	$0.75
Forfeited	—	$—
Unvested at September 30, 2015	—	$—
The total fair value of RSAs vested during the nine months ended September 30, 2015 was $23,000.
The Company recorded $23,000 of stock-based compensation for RSAs during the nine months ended September 30, 2015.
Stock-Based Awards Granted to Nonemployees
The Company from time to time grants options to purchase common stock or restricted stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. No options were granted to non-employees during the nine months ended September 30, 2015. The Company granted 30,000 RSAs to non-employees and recorded stock-based compensation expense of $23,000 during nine months ended September 30, 2015.
The following assumptions were used in the Black-Scholes valuation model related to non-employee stock options granted during the nine months ended September 30, 2014:

Weighted-average risk-free interest rate	2.66%
Weighted-average expected life (in years)	9.9
Expected dividend yield	—%
Weighted-average expected volatility	44%
Summary of Stock-Based Compensation Expense
Total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$11	$10	$45	$225
Research and development	8	505	167	1,304
General and administrative	46	715	405	6,192
Selling and marketing	11	554	163	2,265
Capitalized into inventory	20	243	66	865
Total stock-based compensation expense	$96	$2,027	$846	$10,851
Unrecognized stock-based compensation at September 30, 2015 was as follows (in thousands):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition (in years)
Stock options	$566	2.0
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
In October 2013, the Company entered into a one-year consulting agreement for financial advisory services with Creation Advisors in which Creation Advisors was to receive compensation of up to $180,000 in cash (payable $15,000 per month). The Company paid $45,000 under this agreement during the nine months ended September 30, 2014. This agreement was terminated in March 2014 and as consideration for termination of the agreement, the Company paid $60,000 and issued 50,000 restricted shares of common stock, valued at $372,000, to Creation Advisers.
12. Subsequent Events
During October 2015, the Company issued 240,000 shares of common stock to a service provider as consideration for services to be rendered under a consulting agreement.
On November 3, 2015, the stockholders approved the proposal to allow the Company to issue the underlying shares upon exercise of the Series B and Series C Warrants. In November 2015, the automatic exercise provision of the Series B Warrants triggered and the Company received gross proceeds of $5.0 million and issued 49,862,877 shares of common stock.

Furthermore, pursuant to the terms of the warrant agreement, the number of Series A Warrants increased by 49,862,877 to 62,986,237 and the exercise price was adjusted to $0.10.
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
In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal fusion products which allows us to provide surgeons and hospitals with a broader range of products. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 48% and 55% of our product revenues for the nine months ended September 30, 2015 and 2014, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.
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
September 2015 Offering
In September 2015, we entered into a Securities Purchase Agreement whereby we issued to certain investors 13,123,360 shares of common stock at a price of $0.381 per share for gross proceeds of $5.0 million before deducting placement agent fees and related offering expenses. Pursuant to the terms of the Securities Purchase Agreement the company also issued to the investors Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants. Each of the Series A Warrants, the Series B Warrants and the Series C Warrants are initially exercisable for 13,123,360 shares of common stock with an initial exercise price of $0.47 per share.
Shareholder approval is required for the issuance of the common shares underlying the Series B Warrants and Series C Warrants and the issuance of Series D Warrants. The Company obtained the requisite shareholder approval for the issuance at a Special Meeting of Stockholders held on November 3, 2015. The Series B and Series C Warrants have automatic exercise provisions that will be triggered if certain conditions are met, which include the attainment of requisite shareholder approval and the satisfaction of certain other equity trading conditions. In November, 2015, the automatic exercise provision of the Series B Warrants was triggered, pursuant to which the Company issued 49,862,877 shares of common stock at an exercise price of $0.10 per share and received gross proceeds of $5.0 million. The Company could receive up to a maximum of $5.0 million from the exercise of the Series C Warrants if they are exercised in full. Pursuant to the terms of the Series C Warrants and the exercise of the Series B Warrants, the exercise price of the Series C Warrants has been adjusted to $0.10 per share. If the Series C Warrants are exercised, the Series C exercise price will be the lesser of the current exercise price of $0.10 per share or 75% of the sum of the three lowest closing consolidated bid prices of the common stock during the five trading day period prior to the date on which payment of the exercise price is received by the Company. Pursuant to the terms of the Series C Warrants, the number of shares of common stock issuable upon the exercise of the Series C Warrants will be increased such that the gross proceeds from the exercise of the Series C Warrants will equal $5.0 million. The Series B Warrants and Series C Warrants expire on November 17, 2015 and December 30, 2015, respectively.
The number of Series A Warrants increase to match the number of shares of common stock issued upon the exercise of the Series B and Series C Warrants. The Series A Warrants have an exercise price adjustment provision that in the event the Company sells shares of any additional common stock or securities convertible into common stock prior to December 30, 2015, subject to certain exceptions, at a price per share less than the original exercise price of the warrant, the exercise price shall be adjusted to a price equal to the price paid per share for such additional common stock or securities. Pursuant to the terms of the Series A Warrants and as a result of the exercise of the Series B Warrants, the number of shares issuable upon the exercise of the Series A Warrants increased by 49,862,877 to 62,986,237 and the exercise price was adjusted to $0.10.
The Series A Warrants, Series B Warrant and Series C Warrants are considered to be liabilities and are marked to market at each reporting period until they are exercised or are no longer classified as liabilities. The Company estimated the fair value of these warrants to be $14.4 million. The Company recorded $4.9 million of the $5.0 million gross proceeds from the offering to derivative liabilities and $131,000 to equity and recorded a loss of $9.5 million, which was included in the change in fair value of derivative liabilities per the Condensed Consolidated Statements of Operations and Comprehensive Loss. Furthermore, all of the $821,000 of the September 2015 offering costs were expensed since the value of the warrants exceeded the gross proceeds.
The Company entered into a placement agent agreement in connection with the September 2015 Offering. As part of the placement agent agreement, the Company issued a warrant to the placement agent to purchase 656,168 shares of common stock at an exercise price of $0.47. The warrant was determined to be a liability and the estimated fair value of $157,000 was included in offering costs.

November 2014 Secondary Offering
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
During the nine months ended September 30, 2015, 13,047,372 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 38,202,840 shares of common stock. As of September 30, 2015, there were 110,520 Secondary Offering Warrants outstanding.
Magna Notes
On April 2, 2015, we entered into an Amendment and Exchange Agreement (the “Amendment Agreement”) with Magna. The Amendment Agreement provides for the issuance by the Company to Magna of two new senior convertible notes, one with a maturity date in June 2016 and one with a maturity date in August 2016 (the "June Note", the "August Note," and collectively the “Exchange Convertible Notes”) in exchange for the Initial Convertible Note, the Additional Convertible Note and a warrant issued to Magna ("Magna Warrant") to purchase 568,889 shares of the Company's common stock at an exercise price of $4.65. The exchange resulted in the cancellation of the Initial Convertible Note, Additional Convertible Note and Magna Warrant.
On June 19, 2015, the Company received written notice from Magna that an event of default had occurred with respect to the Exchange Convertible Notes and underlying agreements. On September 8, 2015, the Company entered into a Settlement and Waiver Agreement ("Settlement Agreement") with Magna. Pursuant to the Settlement Agreement, the Company paid Magna $2.5 million from the September 2015 Offering discussed above to redeem the entire $800,000 of outstanding principal amount and accrued interest of the June Note and to partially redeem $1.4 million principal amount of the August Note and any accrued interest. The Company agreed to pay an additional $1.25 million to partially redeem $1.1 million of the remaining principal amount of the August Note and any accrued interest if the Company receives gross proceeds of $5.0 million from the sale of equity securities and up to another $1.25 million to redeem in full the remaining August Note principal balance and interest if the Company receives up to an additional $5.0 million in gross proceeds. As part of the Settlement Agreement, Magna waived its event of default notice delivered to the Company on June 19, 2015 and its right to convert the August Note into shares of common stock.
The Settlement Agreement was accounted for as a debt extinguishment and the Company recorded a gain on extinguishment of debt of $2.4 million. Since the conversion features of the Exchange Convertible Notes were eliminated, the estimated fair value of the conversion features of $3.5 million was extinguished and included in the calculation of the gain on extinguishment of debt.
The outstanding principal amount of the remaining Magna August Note was $2.1 million at September 30, 2015. The Magna August Note matures on August 11, 2016, and accrues interest at an annual rate of 6.0%.

Hercules Term Loan
On June 30, 2014, we entered into a Loan and Security Agreement with Hercules Technology Capital, Inc. ("Hercules Technology" or “Hercules”) in connection with the Hercules Term Loan.  The Hercules Term Loan provided us with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million.  The final payment fee is being accrued and recorded to interest expense over the life of the loan.
The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 7.7%, and (ii) 10.95%.  Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments are required commencing August 1, 2015 and are to be made in 30 equal installments of approximately $700,000, with the remainder due at maturity. Our obligations to Hercules are secured by a first priority security interest in substantially all of our assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain affiliates and financial reporting requirements.
On June 30, 2015, we received written notice from Hercules that an event of default has occurred with respect to the Hercules Term Loan. On September 8, 2015, we entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment amends certain terms of the Hercules Loan and Security Agreement and grants to us certain consents relating to the Settlement Agreement with Magna discussed above. The Amendment provides that if we prepay the Hercules Term Loan, we must pay a prepayment charge of 1.5% of the amount being prepaid until September 8, 2016 and 0.75% thereafter. The Amendment also increased the fee we must pay to Hercules upon prepayment of the loan or upon maturity of the loan from $1.5 million to $1.7 million. Further, the annual interest rate on the loan will increase by 1.5% if we don't receive gross proceeds of at least $10.0 million from the exercise of the Series B and Series C Warrants discussed above. As part of the Amendment, Hercules waived and released its event of default notice sent on June 30, 2015. Additionally, the Amendment reduces our obligation to maintain cash and cash equivalents of not less than $9.0 million to an amount that varies based on the loan amount. The minimum cash requirement is reduced by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at September 30, 2015 was $8.5 million. Although we were in compliance with the liquidity covenant at September 30, 2015, we anticipate we will be non-compliant with the liquidity covenant during the fourth quarter of 2015 if additional financing is not obtained, and have therefore classified the entire obligation as a current liability. As part of the Amendment, the warrant held by Hercules was modified to increase the number of underlying shares to 1,548,387 and decrease the exercise price to $0.47, subject to adjustment.
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
We believe our product revenue from the sale of our silicon nitride based products will increase due to our sales and marketing efforts and as we introduce new silicon nitride based products into the market and product revenue from the sale of our non-

silicon nitride products to remain flat. We expect that our product revenue will continue to be primarily attributable to sales of our products in the United States.
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
Sales and Marketing Expenses
Sales and marketing expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing, medical education and training. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our sales managers and independent sales distributors. We provide our products in kits or banks that consist of a range of device sizes and separate instruments sets necessary to perform the surgical procedure. We generally consign our instruments to our distributors or our hospital customers that purchase the device used in spinal fusion surgery. Our sales and marketing expenses include depreciation of the surgical instruments.
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
RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three months ended September 30, 2015 and 2014 and to our condensed consolidated operating results for the nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Product revenue	$4,835	$5,998	$(1,163)	(19)%	$14,358	$17,614	$(3,256)	(18)%
Costs of revenue	1,640	1,939	(299)	(15)%	4,525	5,191	(666)	(13)%
Gross profit	3,195	4,059	(864)	(21)%	9,833	12,423	(2,590)	(21)%
Operating expenses:
Research and development	1,676	1,970	(294)	(15)%	5,072	5,602	(530)	(9)%
General and administrative	1,432	2,943	(1,511)	(51)%	4,793	12,298	(7,505)	(61)%
Sales and marketing	2,893	4,783	(1,890)	(40)%	9,376	14,844	(5,468)	(37)%
Total operating expenses	6,001	9,696	(3,695)	(38)%	19,241	32,744	(13,503)	(41)%
Loss from operations	(2,806)	(5,637)	2,831	50%	(9,408)	(20,321)	10,913	54%
Other income (expense), net	(7,327)	705	(8,032)	(1,139)%	(12,039)	(2,563)	(9,476)	(370)%
Net loss before income taxes	(10,133)	(4,932)	(5,201)	(105)%	(21,447)	(22,884)	1,437	6%
Provision for income taxes	—	—	—	—%	—	—	—	—%
Net loss	$(10,133)	$(4,932)	$(5,201)	(105)%	$(21,447)	$(22,884)	$1,437	6%
Product Revenue
The following table sets forth our product revenue from sales of the indicated product category for the three months ended September 30, 2015 and 2014 and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Silicon Nitride	$2,519	$2,808	$(289)	(10)%	$7,529	$7,992	$(463)	(6)%
Non-Silicon Nitride	2,316	3,190	(874)	(27)%	6,829	9,622	(2,793)	(29)%
Total product revenue	$4,835	$5,998	$(1,163)	(19)%	$14,358	$17,614	$(3,256)	(18)%
For the three months ended September 30, 2015, total product revenue decreased $1.2 million, or 19%, as compared to the same period in 2014. The decrease was primarily due to decreased sales of our non-silicon nitride products, which decreased by $0.9 million, or 27%, for the three months ended September 30, 2015 as compared to the same period in 2014. This decline was primarily due to lower metals sales as a result of a decline in the level of activity for a few key surgeons and our continued focus and investment in sales and marketing efforts of our silicon nitride products. Silicon nitride sales decreased by $0.3 million, or 10%, as compared to the same period in 2014.  This decline was primarily attributable to the loss of a few surgeons during the year and consequences from our restructuring. This was partially offset by the addition of new surgeons, as well as international and private label sales.
For the nine months ended September 30, 2015, total product revenue decreased $3.3 million, or 18%, as compared to the same period in 2014. The decrease was primarily due to decreased sales of our non-silicon nitride products, which decreased by $2.8 million, or 29%, for the nine months ended September 30, 2015 as compared to the same period in 2014. This decline was primarily due to lower metals sales as a result of a decline in the level of activity for a few key surgeons and our continued focus and investment in sales and marketing efforts of our silicon nitride products. Silicon nitride sales decreased by $0.5 million, or 6%, as compared to the same period 2014.  This decline was primarily attributable to the loss of a few surgeons during the year and consequences from our restructuring. This was partially offset by the addition of new surgeons, as well as international and private label sales.
The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Domestic	$4,716	$5,987	$(1,271)	(21)%	$14,207	$17,574	$(3,367)	(19)%
International	119	11	108	982%	151	40	111	278%
Total product revenue	$4,835	$5,998	$(1,163)	(19)%	$14,358	$17,614	$(3,256)	(18)%
International revenue increased during the three months ended September 30, 2015 as compared to the same periods in 2014, primarily as a result of having received regulatory approval to begin selling our silicon nitride products in Brazil.
Cost of Revenue and Gross Profit
For the three months ended September 30, 2015, our cost of revenue decreased $0.3 million, or 15%, as compared to the same period in 2014. The decrease in cost of revenue was primarily a result of reduced sales for the three months ended September 30, 2015, as compared to the same period in 2014. Although we have reduced our product costs through production efficiencies and lower overhead costs, our gross profit as a percentage of product revenue decreased by 2% to 66% for the three months ended September 30, 2015 from 68% for the same period in 2014 as a result of revenue recognized from private label sales and international sales during 2015, which has lower gross margins due to lower selling prices.
For the nine months ended September 30, 2015, our cost of revenue decreased $0.7 million, or 13%, as compared to the same period in 2014. The decrease in cost of revenue was primarily a result of reduced sales for the nine months ended September 30, 2015, as compared to the same period in 2014. Although we have reduced our product costs through production efficiencies and lower overhead costs, our gross profit as a percentage of product revenue decreased by 3% to 68% for the nine months ended September 30, 2015 from 71% for the same period in 2014 primarily as a result of revenue recognized from private label sales during 2015, which has lower gross margins due to lower selling prices.
Research and Development Expenses
For the three months ended September 30, 2015, research and development expenses decreased $0.3 million, or 15%, as compared to the same period in 2014. This decrease was primarily due to a $0.5 million decrease in stock-based compensation and $0.7 million decrease in personnel related and other development costs. This was offset by an increase in operating expenses that could not be allocated to inventory due to lower production levels of our Valeo products in 2015 as compared to the same period in 2014. In 2014, as a result of the ramp-up phase for our second generation Valeo products, these overhead costs had previously been allocated to inventory.
For the nine months ended September 30, 2015, research and development expenses decreased $0.5 million, or 9%, as compared to the same period in 2014. This decrease was primarily due to a $1.1 million decrease in stock compensation and $2.3 million decrease in personnel related and other development costs, which was offset by an increase in operating expenses that could not be allocated to inventory due to lower production levels of our Valeo products during the nine months ended September 30, 2015 as compared to the same period in 2014. In 2014, as a result of the ramp-up phase for our second generation Valeo products, these overhead costs had previously been allocated to inventory.
General and Administrative Expenses
For the three months ended September 30, 2015, general and administrative expenses decreased $1.5 million, or 51%, as compared to the same period in 2014. This decrease was primarily due to a $0.7 million decrease in stock-based compensation and $0.8 million decrease in personnel related costs resulting from the restructure in the first quarter of 2015.
For the nine months ended September 30, 2015, general and administrative expenses decreased $7.5 million, or 61%, as compared to the same period in 2014. This decrease was primarily due to a $5.8 million decrease in stock-based compensation and $0.9 million decrease in personnel related costs and $0.7 million decrease in other operating expenses as we have reduced operating costs in 2015.

Sales and Marketing Expenses
For the three months ended September 30, 2015, sales and marketing expenses decreased $1.9 million, or 40%, as compared to the same period in 2014.  This decrease was primarily due to a $0.5 million decrease in stock-based compensation, a $0.6 million decrease in commissions due to lower sales, and a $0.8 million decrease in personnel related costs, consulting, and other operating expenses as we have reduced operating costs in 2015.
For the nine months ended September 30, 2015, sales and marketing expenses decreased $5.5 million, or 37%, as compared to the same period in 2014.  This decrease was primarily due to a $2.1 million decrease in stock compensation, a $1.6 million decrease in commissions due to lower sales, and a $1.8 million decrease in personnel related costs, travel, consulting and other operating expenses as we have reduced operating costs in 2015.
Other Income (Expense), Net
For the three months ended September 30, 2015, other expense increased $8.0 million as compared to the same period in 2014. This increase was primarily due to offering costs of $0.8 million and an increase of $9.7 million from the change in fair value of derivative liabilities primarily due to the issuance of warrants in the September 2015 Offering. These increases were partially offset by a $2.4 million gain on the extinguishment of the Magna debt in September 2015.
For the nine months ended September 30, 2015, other expense increased $9.5 million as compared to the same period in 2014. This increase was primarily due to offering costs of $0.8 million, an increase of $9.7 million from the change in fair value of derivative liabilities primarily due to the issuance of warrants in the September 2015 Offering, a $1.3 million loss on extinguishment of derivative liabilities during 2015 when certain warrants were exercised, and a $1.2 million increase in interest expense from additional debt incurred during the second quarter of 2014. These increases were partially offset by a $2.4 million gain on the extinguishment of debt during the nine months ended September 30, 2015 as compared to a $1.6 million loss on extinguishment of debt for the same period in 2014.
Liquidity and Capital Resources
For the nine months ended September 30, 2015 and 2014, we incurred a net loss of $21.4 million and $22.9 million, respectively, and used cash in operations of $7.1 million and $11.4 million, respectively. We have an accumulated deficit of $194.1 million as of September 30, 2015. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. As of September 30, 2015, we had approximately $11.3 million in cash and cash equivalents.
We will need to from time-to-time seek additional financing through the issuance of common stock and/or debt, to satisfy our debt obligations and financial covenants, meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We anticipate we will need to obtain additional funding in the fourth quarter of 2015 to maintain compliance with the financial and liquidity covenants related to the Hercules Term Loan into 2016. As discussed previously, the Company received gross proceeds of $5.0 million in November 2015 from the exercise of the Series B Warrants and could potentially raise up to an additional $5.0 million during the fourth quarter of 2015 from the exercise of the Series C Warrants issued in September 2015. However, if the Series C Warrants are not exercised and the Company is unable to access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of Hercules Technology. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
Going Concern
Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended December 31, 2014. The financial information and statements throughout this quarterly report have been prepared on a basis which assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and statements do not include any adjustments that may result from the outcome of this uncertainty.
Cash Flows
The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30, 2015
	2015	2014
Net cash used in operating activities	(7,065)	(11,433)
Net cash used in investing activities	(473)	(1,605)
Net cash provided by financing activities	559	21,119
Net cash provided (used)	$(6,979)	$8,081
Net Cash Used in Operating Activities
Net cash used in operating activities was $7.1 million during the nine months ended September 30, 2015, compared to $11.4 million for the same period in 2014, a decrease of $4.4 million. The decrease in cash used in operating activities during 2015 was primarily attributable to lower production rates resulting in a $5.2 million decrease in inventories and lower operating expenses, which were partially offset by $0.9 million of severance and benefits for terminated employees paid during the nine months ended September 30, 2015.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.5 million during the nine months ended September 30, 2015, compared to $1.6 million used in investing activities during the same period in 2014, a decrease of $1.1 million. The decrease in net cash used in investing activities during 2015 was primarily attributable to decreased purchases of property and equipment of $1.5 million and a decrease in restricted cash of $0.4 million during 2015 as compared to 2014.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.6 million during the nine months ended September 30, 2015, compared to $21.1 million provided during the same period in 2014, a decrease of $20.5 million. The cash provided by financing activities in 2015 was primarily attributable to receiving $4.3 million in net proceeds from the issuance of common stock and warrants which was offset by long-term debt payments of $3.7 million. The cash provided by financing activities in 2014 was primarily attributable to receiving $15.4 million in net proceeds from the issuance of common stock in our IPO. Additionally, long-term debt increased by $5.8 million due to the debt refinancing in June and August 2014.
Indebtedness
For a description of our material indebtedness see information above under the headings “Hercules Term Loan” and “ Magna Notes.”
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies and Estimates
A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those policies during the nine months ended September 30, 2015. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered sales of equity securities during the quarterly period ended September 30, 2015 were previously reported by the Company in a Form 8-K dated September 8, 2015 and filed with the Securities and Exchange Commission on that same date.

On October 19, 2015, the company issued 240,000 shares of our common stock to a service provider for services with respect to certain corporate development activities. The sales and issuances of these securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering. The recipient represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and an appropriate legend was placed upon the stock certificate issued in this transaction.  No underwriter was involved in this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Form of Series A Warrant		Form 8-K (Exhibit 4.1)	9/8/15	001-33624

4.2	Form of Series B Warrant		Form 8-K (Exhibit 4.2)	9/8/15	001-33624

4.3	Form of Series C Warrant		Form 8-K (Exhibit 4.2)	9/8/15	001-33624

4.4	Form of Series D Warrant		Form 8-K (Exhibit 4.2)	9/8/15	001-33624

10.1
Consent and First Amendment to Loan and Security Agreement dated September 8, 2015 by and among Hercules Technology Growth Capital, Inc., the financial institutions signatory thereto, Amedica Corporation, and the guarantors signatory thereto.
			Form 8-K (Exhibit 10.1)	9/8/15	001-33624

10.2	First Amendment to Warrant to Purchase Shares of Common Stock of Amedica Corporation dated September 8, 2015, by and between Amedica Corporation and Hercules Technology III, L.P.		Form 8-K (Exhibit 10.2)	9/8/15	001-33624

10.3	Settlement and Waiver Agreement dated September 8, 2015, by and among Amedica Corporation and MG Partners II, Ltd.		Form 8-K (Exhibit 10.3)	9/8/15	001-33624

10.4	Placement Agency Agreement between Amedica Corporation and Ladenburg Thalmann & Co. Inc.		Form 8-K (Exhibit 10.4)	9/8/15	001-33624

10.5	Form of Securities Purchase Agreement between Amedica Corporation and the Purchasers Dated September 8, 2015		Form 8-K (Exhibit 10.5)	9/8/15	001-33624

10.6	Form of Registration Rights Agreement		Form 8-K (Exhibit 10.6)	9/8/15	001-33624

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date:	November 16, 2015	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer)

Date:	November 16, 2015	/s/ Ty A. Lombardi
Ty A. Lombardi
Vice President Finance (Principal Accounting Officer)