Form 10-K/A
period 2014-12-31
AMEDICA Corp
filed 2015-12-17
CIK 1269026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K /A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $ $48,738,000.
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of December 16, 2015 was 153,584,359.
DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2015 (the “Form 10-K”). The sole purpose of this Amendment is to file new certifications by our principal executive officer and principal financial officer which certifications are filed as Exhibits 31.1 and 31.2 to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: December 17, 2015	/S/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer)

Date: December 17, 2015	/S/ Ty A. Lombardi
Ty A. Lombardi
Vice President Finance (Principal Financial and Accounting Officer)