Form 10-Q/A
period 2015-03-31
AMEDICA Corp
filed 2015-12-17
CIK 1269026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
153,584,359 shares of common stock, $0.01 par value, were outstanding at December 16, 2015

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2015 (the “Form 10-Q”). The sole purpose of this Amendment is to file new certifications by our principal executive officer and principal financial officer which certifications are filed as Exhibits 31.1 and 31.2 to this Amendment.

No changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. This Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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