Form 10-Q/A
period 2015-09-30
AMEDICA Corp
filed 2015-12-17
CIK 1269026

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2015 (the “Form 10-Q”). The sole purpose of this Amendment is to file new certifications by our principal executive officer and principal financial officer which certifications are filed as Exhibits 31.1 and 31.2 to this Amendment.

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