Form 10-K
period 2015-12-31
AMEDICA Corp
filed 2016-03-23
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No. 001-33624

Amedica Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-1375299
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1885 West 2100 South, Salt Lake City, UT 84119

(Address of principal executive offices and Zip Code)

(801) 839-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Capital Market

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ] [Do not check if a smaller reporting company]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $37,291,901.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 18, 2016 was 11,422,636.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act. Accordingly, we file periodic reports and other information with the SEC. We will make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, http://investors.amedica.com/sec.cfm as soon as reasonably practicable after electronically filing such materials with the SEC. They may also be obtained free of charge by writing to Amedica Corporation, Attn: Investor Relations, 1885 West 2100 South, Salt Lake City, UT 84119. In addition, copies of these reports may be obtained through the SEC’s website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330. Our common stock trades on The NASDAQ Capital Market under the symbol “AMDA.”

Unless otherwise indicated, all information contained in this Annual Report reflects a 1-for-15 reverse split of our common stock which was effected on January 25, 2016.

PART I

ITEM 1.	BUSINESS

Overview

We are a commercial biomaterial company focused on using our silicon nitride ceramic technology platform to develop, manufacture and sell a broad range of medical devices. We currently market spinal fusion products made with our silicon nitride biomaterial technology and are developing a new generation of wear- and corrosion-resistant implant components for hip and knee arthroplasty also manufactured from our silicon nitride biomaterial. We believe our silicon nitride technology platform enables us to offer new and transformative products in the orthopedic and other medical device markets. We believe we are the first and only company to use silicon nitride in medical applications. More than 25,000 of our silicon nitride spine products have been implanted in patients.

Biomaterials come in an array of synthetic or natural materials available in a variety of forms that are used in virtually every medical specialty. We believe our silicon nitride biomaterial has superior characteristics compared to commonly used biomaterials in the markets we are targeting, including polyetheretherketone, or PEEK, which is the most common biomaterial used for interbody spinal fusion products. Specifically, we believe our silicon nitride has the following key attributes: promotion of bone growth; antibacterial properties; superior biocompatibility; hardness, strength and resistance to fracture; resistance to wear; non-corrosive; and superior diagnostic imaging compatibility.

We currently market our Valeo™ family of silicon nitride interbody spinal fusion devices in the United States, Europe and Brazil for use in the cervical and thoracolumbar areas of the spine. We believe our Valeo devices have a number of advantages over existing products due to silicon nitride’s key characteristics, resulting in faster and more effective fusion and reduced risk of infection.

In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal surgery products which allows us to provide surgeons and hospitals with a more complete solution for spinal procedures. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 48% and 52% of our product revenues for the years ended December 31, 2015 and 2014, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.

In addition to the markets into which we directly sell our products, we are utilizing our silicon nitride technology platform to expand our current penetration in the spinal fusion market through original equipment manufacturer (“OEM”) and private label partnerships. We also expect to do the same in other markets such as total hip and knee joint replacements, dental, extremities, trauma, and sports medicine. We believe our biomaterial expertise, strong intellectual property, and formulaic manufacturing process will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using our proprietary silicon nitride formulation and technology platform to improve their characteristics. We believe the OEM and private label partnerships we will continue to develop will lead to an accelerated adoption of silicon nitride for medical applications and offer the Company incremental revenue at improved margins as compared to our existing distributor spine sales.

We are also incorporating our silicon nitride technology into components for use in total hip and knee replacement product candidates that we plan on developing in collaboration with a strategic partner. We believe that our silicon nitride total hip and knee product candidates will provide competitive advantages over current products made with traditional biomaterials. We also believe our silicon nitride technology platform can be used for developing products in other markets and have developed prototypes for use in the dental, sports medicine, extremities, and trauma markets. As a result of some of the key characteristics of our silicon nitride, we also believe our coating technology may be used to enhance our metal products as well as commercially available metal spinal fusion, joint replacement and other medical products.

We operate a 30,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah, and we are the only vertically integrated silicon nitride medical device manufacturer in the world. We market and sell our products to surgeons and hospitals in the United States and select markets in Europe and South America through an established network of more than 50 independent sales distributors who are managed by our experienced in-house sales and marketing management team.

Biomaterials

Biomaterials are natural or synthetic biocompatible materials that are used in virtually every medical specialty to improve or preserve body functionality. Various types of biomaterials are used as essential components in medical devices, drug delivery systems, replacement and tissue repair technologies, prostheses, and diagnostic technologies.

There are four general categories of biomaterials:

●	Ceramics. Ceramics are hard, non-metallic, non-corrosive, heat-resistant materials made by shaping and then applying high temperatures. Traditional ceramics commonly used as biomaterials include carbon, oxides of aluminum, zirconium and titanium, calcium phosphate and zirconia-toughened alumina. Examples of medical uses of ceramics include repair, augmentation or stabilization of fractured bones, bone and joint replacements, spinal fusion devices, dental implants and restorations, heart valves and surgical instruments.

●	Metals. Metals commonly used as biomaterials include titanium, stainless steel, cobalt, chrome, gold, silver and platinum, and alloys of these metals. Examples of medical uses of metals include the repair or stabilization of fractured bones, stents, surgical instruments, bone and joint replacements, spinal fusion devices, dental implants and restorations and heart valves.

●	Natural biomaterials. Natural biomaterials are derived from human donors, animal or plant sources and include human bone, collagen, gelatin, cellulose, chitin, alginate and hyaluronic acid. Examples of medical uses of natural biomaterials include the addition or substitution of hard and soft tissue, cornea protectors, vascular grafts, repair and replacement of tendons and ligaments, bone and joint replacements, spinal fusion devices, dental restorations and heart valves.

●	Polymers. Polymers are synthetic compounds consisting of similar molecules linked together that can be created to have specific properties. Polymers commonly used as biomaterials include nylon, silicon rubber, polyester, polyethylene, cross-linked polyethylene (a stronger version), polymethylmethacrylate, polyvinyl chloride and polyetheretherketone – which is commonly referred to as PEEK. Examples of medical uses of polymers include soft-tissue replacement, sutures, drug delivery systems, joint replacements, spinal fusion devices and dental restorations.

Within orthopedics, biomaterials are extensively used in spinal fusion procedures, hip and knee replacements and the repair or stabilization of fractured bones. Currently, Amedica is the only FDA-cleared and ISO 13485 certified silicon nitride medical device manufacturing facility in the world. We believe we are the only provider of ceramics-based medical devices used for spinal fusion applications.

Market Opportunity

Overview

We believe our silicon nitride biomaterial technology platform provides us with numerous competitive advantages in the orthopedic biomaterials market. We market interbody spinal fusion devices and related products and are developing products for use as components in total hip and knee joint replacements, as well as dental applications. We believe we can also utilize our silicon nitride technology platform to develop future products in additional markets, such as the sports medicine, extremities, and trauma markets.

Of the interbody spinal fusion procedures conducted in the United States today, a significant majority utilized interbody devices comprised of PEEK and bone, with occasional use of metals and other materials including ceramics. The market for interbody spinal fusion devices has shifted over time as new biomaterials with superior characteristics have been incorporated into these devices and have launched into the market. We believe the market has reached another inflection point as surgeons and hospitals recognized the limitations of devices currently available. Similarly, we believe our silicon nitride interbody spinal fusion products address the key limitations of other biomaterials currently used in interbody spinal fusion devices and demonstrate superior characteristics needed to improve clinical outcomes.

We believe that the main drivers for growth within the orthopedic biomaterials market and, in particular, the spinal fusion and joint replacement markets, are the following:

●	Introduction of New Technologies. Better performing and longer-lasting biomaterials, improved diagnostics, and advances in surgical procedures allow for surgical intervention earlier in the continuum of care and better outcomes for patients. We believe surgical options using better performing and longer-lasting biomaterials will gain acceptance among surgeons and younger patients and drive accelerated growth and increase the size of the spinal fusion and joint replacement markets.

●	Favorable and Changing Demographics. With the growing number of elderly people, age-related ailments are expected to rise sharply, which we believe will increase the demand and need for biomaterials and devices with improved performance capabilities. Also, middle-aged and older patients increasingly expect to enjoy active lifestyles, and consequently demand effective treatments for painful spine and joint conditions, including better performing and longer-lasting interbody spinal fusion devices and joint replacements.

●	Market Expansion into New Geographic Areas. We anticipate that demand for biomaterials and the associated medical devices will increase as the applications in which biomaterials are used are introduced to and become more widely accepted in underserved countries, such as Brazil and China.

The Interbody Spinal Fusion Market

The human spinal canal is made up of 33 interlocking bones, referred to as vertebrae, separated by 23 intervertebral discs comprised of a hard outer ring made of collagen with a soft inner core, that act as shock absorbers between vertebrae. Disorders of the spine can result from degenerative conditions, deformities and trauma or tumor-related damage. Spinal fusion is the standard of care used to treat most spinal disorders and typically involves the placement of an interbody device between vertebrae to reestablish spacing between vertebrae and alignment of the spine. Generally, the interbody device is stabilized by screws and, in some procedures, plates or rods. To enhance bone attachment, surgeons often pack the interbody device with a biomaterial that induces bone growth. Following successful treatment, new bone tissue grows in and around the interbody device over time, which helps fuse the vertebrae and create long-term stability of the interbody device, leading to the alleviation of pain and increase in mobility. We selected this market as the first application for our silicon nitride technology because of the limitations of currently available products, its size, and the key characteristics silicon nitride possesses, which are critical for a superior interbody spinal fusion outcomes.

●	Promotion of Bone Growth. The biomaterial should be both osteoconductive and create an osteoinductive environment to promote bone growth in and around the interbody device to further support fusion and stability. Osteoconduction occurs when material serves as a scaffold to support the growth of new bone in and around the material. Osteoinduction involves the stimulation of osteoprogenitor cells to develop, or differentiate, into osteoblasts, which are cells that are needed for bone growth. A material which stimulates bone growth and accelerates fusion rates is ideal in spinal fusion procedures.

●	Antibacterial. Spinal fusion devices can become colonized with bacteria, which may limit fusion to adjacent vertebrae or cause serious infection. Treating device-related infection is costly and generally requires repeat surgery, including surgery to replace the device, referred to as revision surgery, which may extend hospital stays, suffering and disability for patients. A biomaterial that has antibacterial properties can reduce the incidence of bacteria colonization in and around the interbody device that can lead to infection, revision surgery and associated increased costs.

●	Imaging Compatibility. The biomaterial should be visible through, and not inhibit the effective use of, common surgical and diagnostic imaging techniques, such as X-ray, CT and MRI. These imaging techniques are used by surgeons during and after spinal fusion procedures to assist in the proper placement of interbody devices and to assess the quality of post-operative bone fusion.

●	Strength and Resistance to Fracture. The biomaterial should be strong and resistant to fracture during implantation of the device and to successfully restore intervertebral disc space and spinal alignment during the fusion process. The biomaterial should have high flexural strength, which is the ability to resist breakage during bending, and high compressive strength, which is the ability to resist compression under pressure, to withstand the static and dynamic forces exerted on the spine during daily activities over the long term.

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

PEEK (polyetheretherketone)

We believe PEEK is the most frequently used biomaterial for interbody spinal devices and accounted for the majority of interbody spinal devices implanted in the United States in 2015. We believe PEEK has the following limitations:

●	Restricts Bone Growth. Due to PEEK’s hydrophobic nature, the human body may recognize PEEK as a foreign substance and, therefore, may encapsulate the device with fibrous tissue. Although it is still possible for bone to grow through the device, bone may not adhere to the surface of the device if this tissue develops. This fibrous layer could cause a non-fusion, allow bacterial colonization, and/or potentially lead to costly revision surgery.

●	Lacks Imaging Compatibility. PEEK is invisible on X-rays. As a result, manufacturers of PEEK devices add metal markers to their devices so surgeons can see the general location of the devices by X-ray. These markers, however, do not show the full outline of the device, which makes it difficult to assess the accuracy of the placement of the device. In addition, the metal markers cause artifacts on CT and MRI that can compromise the quality of the image.

●	Lacks Strength and Resistance to Fracture. PEEK lacks sufficient flexural strength, compressive strength and resistance to fracture necessary to reduce the risk of deformity or fracture during the fusion process. In addition, PEEK devices may fracture during implantation in certain interbody spinal fusion procedures. For example, in December 2012, Zimmer Spine recalled its PEEK Ardis® Interbody System Inserter, a surgical instrument used to implant a PEEK interbody spinal fusion device, because it resulted in the PEEK implants being susceptible to breakage when too much lateral force was applied to the inserter during implantation. Due to radiographic X-rays being the most common way for surgeons to assess fusion, and PEEK being invisible on X-rays, it is extremely difficult to clearly assess the extent to which fracture rates occur with PEEK interbody fusion devices.

●	Lacks Antibacterial Properties. PEEK does not have any inherent antibacterial properties. In fact, a biofilm may form around a PEEK device after implantation, which could allow for the colonization of bacteria, leading to infection and costly revision surgeries.

Allograft Bone

We believe allograft bone was the second most frequently used biomaterial in interbody spinal fusion devices in the United States in 2015. We believe allograft bone has the following limitations:

●	Limited Promotion of Bone Growth. Allograft bone has limited osteoinductive characteristics and therefore may not effectively promote bone growth in and around the interbody device.

●	Inconsistent Quality. Generally, allograft bone is not as strong as live bone within the body or other materials used in interbody devices. Because the cadaveric bone can be harvested from a wide variety of sources, this often leads to inconsistent patient outcomes. Allograft bone is subject to inconsistent quality and size, which may require surgeons to make compromises on the fit of the device during surgery. In addition, techniques used to sterilize allograft bone, like gamma irradiation, can cause the allograft to become brittle and more susceptible to fracture.

●	Lacks Antibacterial Properties and Risk of Disease Transmission. In addition to not having inherent antibacterial properties, allograft bone exposes patients to a greater risk of disease transmission and an adverse auto-immune response.

Metals

We believe metal interbody devices accounted for a fraction of the devices implanted in the United States in 2015. We believe metal-based interbody fusion devices have the following limitations:

●	Limited Promotion of Bone Growth. Metals have limited osteoinductive characteristics and therefore do not effectively promote bone growth in and around the interbody device.

●	Lack Antibacterial Properties. Metals do not have inherent antibacterial properties and do not suppress the colonization of bacteria in and around the device, which can lead to infection and/or costly revision surgeries.

●	Lack Imaging Compatibility. Metals are opaque in X-rays and can cause significant imaging artifacts in CTs and MRIs. This can make it difficult for surgeons to detect the extent and quality of bone growth in and around the device in post-operative diagnostic imaging procedures.

The Hip and Knee Joint Replacement Market

Total joint replacement involves removing the diseased or damaged joint and replacing it with an artificial implant consisting of components made from several different types of biomaterials. The key components of a total hip implant include an artificial femoral head, consisting of a ball mounted on an artificial stem attached to the femur, and a liner, which is placed inside a cup affixed into the pelvic bone. The femoral head and liner move against each other to replicate natural motion in what is known as an articulating implant. Total knee replacement implants also use articulating components and are comprised of the following four main components: a femoral condyle, which is a specially shaped bearing that is affixed to the lower end of the femur; a tibial tray that is affixed to the upper-end of the tibia; a tibial insert that is rigidly fixed to the tibial tray and serves as the surface against which the femoral condyle articulates; and a patella, or knee cap, which also articulates against the femoral condyle.

Implants for total hip and knee replacements are primarily differentiated by the biomaterials used in the components that articulate against one another. The combinations of biomaterials most commonly used in hip and knee replacement implants in the United States are metal-on-cross-linked polyethylene and traditional oxide ceramic-on-cross-linked polyethylene. The use of hip replacement implants incorporating metal-on-metal and traditional oxide ceramic-on-traditional ceramic biomaterials experienced a steep decline in the United States over the last several years due to their significant limitations. We believe that the most commonly used biomaterials in joint replacement implants also have limitations, and do not possess all of the following key characteristics required for optimal total joint replacement implants:

●	Resistance to Wear. The biomaterials should have sufficient hardness and toughness, as well as extremely smooth surfaces, to effectively resist wear. Because the articulating implants move against each other, they are subject to friction, which frequently leads to abrasive wear and the release of small wear particles. This may cause an inflammatory response which results in osteolysis, or bone loss. Surgeons have identified osteolysis as a leading cause of joint implant failure, resulting in the need for costly revision surgery to replace the failed implant. One of the most commonly used combinations of biomaterials, metal-on-cross-linked polyethylene, as well as metal-on-metal implants, tends to generate a large number of metal wear particles, which can cause osteolysis and a moderate to severe allergic reaction to the metal, referred to as metal sensitivity. While less common, metal implants may also cause a serious medical condition called metallosis, which involves the deposition and build-up of metal debris in the soft tissues of the body. Both metal sensitivity and metallosis can result in revision surgery. In addition, we believe traditional oxide ceramics currently used in total joint replacements accelerate wear of the cross-linked polyethylene liner as compared to our non-oxide ceramic composition found in our silicon nitride biomaterial platform.

●	Non-Corrosive. The biomaterials should be non-corrosive and should not cause adverse patient reactions. Metal placed in the human body corrodes over time and also results in the formation of metal ions, which leads to metal sensitivity in approximately 10% to 15% of the population and, less commonly, metallosis. As a result, there are significant increased risks from using metal-on-cross-linked polyethylene and metal-on-metal implants.

●	Hardness, Strength and Resistance to Fracture. The biomaterials should be hard, strong and resistant to fracture to adequately bear the significant loads placed on the hip and knee joints during daily activities. We believe there are strength limitations associated with traditional oxide ceramic-on-cross-linked polyethylene and traditional oxide ceramic-on-traditional oxide ceramic implants.

●	Antibacterial. The biomaterials should have antibacterial properties to reduce the risk of bacteria colonization, infection, revision surgeries and associated increased costs. None of the most commonly used biomaterials in joint replacement implants have antibacterial properties.

Our Silicon Nitride Technology Platform

We believe we are the only FDA-cleared and ISO 13485 certified silicon nitride medical device manufacturing facility in the world, and the only provider of ceramics-based medical devices used for spinal fusion applications.. Silicon nitride is a chemical compound comprised of the elements silicon and nitrogen, with the chemical formula Si3N4. Silicon nitride, an advanced ceramic, is lightweight, resistant to fracture and strong, and is used in many demanding mechanical, thermal and wear applications, such as in space shuttle bearings, jet engine components and body armor.

We believe our silicon nitride is ideally suited for use in many medical applications and has the following characteristics that make it superior to other biomaterials, including PEEK, bone, metal and traditional oxide ceramics, which do not possess all of these characteristics:

●	Promotes Bone Growth. Our silicon nitride is osteoconductive through its inherent surface topography that provides scaffolding for new bone growth. We believe our silicon nitride promotes an ideal environment for osteoinduction. As a hydrophilic material, silicon nitride attracts protein cells and nutrients that stimulate osteoprogenitor cells to differentiate into osteoblasts, which are needed for optimal bone growth environments. Our silicon nitride has an inherent surface chemistry that is more similar to bone than PEEK and metals. These properties are highlighted in an in vivo study, where we measured the force required to separate devices from the spine after being implanted for three months, which indicates the level of osteointegration. In the absence of bacteria, the force required to separate our silicon nitride from its surrounding bone was approximately three times that of PEEK, and nearly two times that of titanium. In the presence of bacteria, the force required to separate our silicon nitride from its surrounding bone was over five times that of titanium, while there was effectively no separation force required for PEEK, indicating essentially no osteointegration.

●	Hard, Strong and Resistant to Fracture. Our silicon nitride is hard, strong and possesses superior resistance to fracture over traditional ceramics and greater strength than polymers currently on the market. For example, our silicon nitride’s flexural strength is more than five times that of PEEK and our silicon nitride’s compressive strength is over twenty times that of PEEK. Unlike PEEK interbody spinal fusion devices, we believe our silicon nitride interbody spinal fusion devices can withstand the forces exerted during implantation and daily activities over the long term.

●	Antibacterial. We have demonstrated in in vitro and in vivo studies that silicon nitride has inherent antibacterial properties, which reduce the risk of infection in and around a silicon nitride device. PEEK, traditional ceramics, metals and bone do not have inherent antibacterial characteristics. These properties were highlighted in an in vitro study (Acta Biomater. 2012 Dec;8(12):4447-54. doi: 10.1016/j.actbio.2012.07.038. Epub 2012 Jul 31.), where live bacteria counts were between 8 and 30 times lower on our silicon nitride than PEEK and up to 8 times lower on our silicon nitride than titanium. In addition to improving patient outcomes, we believe the antibacterial properties of our silicon nitride should make it an attractive biomaterial to hospitals and surgeons who are not reimbursed by third-party payors for the treatment of hospital-acquired infections. Additionally, silicon nitride is synthetic and, therefore, there is a lower risk of disease transmission through cross-contamination or of an adverse auto-immune response, sometimes associated with the use of allograft bone.

●	Imaging Compatible. Our silicon nitride interbody spinal fusion devices are semi-radiolucent, clearly visible in X-rays, and produce no distortion under MRI and no scattering under CT. These characteristics enable an exact view of the device for precise intra-operative placement and post-operative bone fusion assessment in spinal fusion procedures. These qualities provide surgeons with greater certainty of outcomes with our silicon nitride devices than with other biomaterials, such as PEEK and metals.

●	Resistant to Wear. We believe our silicon nitride joint implant product candidates could have higher resistance to wear than metal-on-cross-linked polyethylene and traditional oxide ceramic-on-cross-linked polyethylene joint implants, the two most commonly used total hip replacement implants. Wear debris associated with metal implants increases the risk of metal sensitivity and metallosis. It is a primary reason for early failures of metal and polymer articulating joint components.

●	Non-Corrosive. Our silicon nitride does not have the drawbacks associated with the corrosive nature of metal within the body, including metal sensitivity and metallosis, nor does it result in the release of metal ions into the body. As a result, we believe our silicon nitride products will have lower revision rates and fewer complications than comparable metal and traditional oxide ceramic products.

Our Forms of Silicon Nitride

The chemical composition of our in-house formulation of silicon nitride and our processing and manufacturing experience allow us to produce silicon nitride in four distinct forms. This capability provides us with the ability to utilize our silicon nitride biomaterial in a variety of ways depending on the intended application, which, together with our silicon nitride’s key characteristics, distinguishes us from manufacturers of products using other biomaterials.

We currently produce silicon nitride for use in our commercial products and product candidates in the following forms:

●	Solid Silicon Nitride. This form of silicon nitride is a fully dense, load-bearing solid used for devices that require high strength, toughness, fracture resistance and low wear, including interbody spinal fusion devices, hip and knee replacement implants, and dental implants.

●	Porous Silicon Nitride. While this form of silicon nitride has a chemical composition that is identical to that of our monolithic silicon nitride, this formulation has a porous structure, which is engineered to mimic cancellous bone, the spongy bone tissue that typically makes up the interior of human bones. Our porous silicon nitride has interconnected pores ranging in size between about 90 and 600 microns, which is similar to that of cancellous bone. This form of silicon nitride can be used for the promotion of bone in-growth and attachment. We believe our porous silicon nitride can act as a substitute for the orthobiologics currently used to fill interbody devices in an effort to stimulate fusion, as a bone void filler, and as a porous scaffold for medical devices.

●	Composite Silicon Nitride. This form of silicon nitride is a combination, or composite, of our monolithic and porous formulations of silicon nitride. This composite may be used to manufacture devices and implants that mimic the structure of natural bone by incorporating both a fully dense, load-bearing solid component on the outside and a porous component intended to promote bone in-growth on the inside. This composite form of silicon nitride is used in interbody spinal fusion devices and can be used in components for total hip and knee replacement implants.

●	Silicon Nitride Coating. With a similar chemical composition as our other forms of silicon nitride, this form of silicon nitride can be applied as an adherent coating to metallic substrates, including cobalt-chromium, titanium and steel alloys. We believe applying an extremely thin layer of silicon nitride as a coating may provide a highly wear-resistant articulation surface, such as on femoral heads, which may reduce problems associated with metal or polymer wear debris. We also believe that the silicon nitride coating can be applied to devices that require firm fixation and functional connections between the device or implant and the surrounding tissue, such as hip stems and screws. The use of silicon nitride coating may also create an antibacterial barrier between the device and the adjacent bone or tissue.

Our Competitive Strengths

We believe we can use our silicon nitride technology platform to become a leading biomaterial company and have the following principal competitive strengths:

●	Sole Provider of Silicon Nitride Medical Devices. We believe we are the only company that designs, develops, manufactures and sells medical grade silicon nitride-based products. Due to its key characteristics, we believe our silicon nitride enables us to offer new and transformative products across multiple medical specialties. In addition, with the FDA clearance of our silicon nitride Valeo products, we are the only company to develop and manufacture a ceramic for use in FDA cleared spinal fusion medical devices in the United States.

●	In-House Manufacturing Capabilities. We operate a 30,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. This operation complies with the FDA’s quality system regulation, or QSR, and is certified under the International Organization for Standardization’s, or ISO, standard 13485 for medical devices. This facility allows us to rapidly design and produce silicon nitride products, while controlling the entire manufacturing process from raw material to finished goods. We have also entered to a manufacturing, development and supply agreement with Kyocera Industrial Ceramics Corporation, or Kyocera, under which Kyocera has become a qualified secondary manufacturer of our silicon nitride-based spinal fusion products and product candidates.

●	Established Commercial Infrastructure. We market and sell our products to surgeons and hospitals in the United States and select markets in Europe and South America through our established network of more than 50 independent sales distributors who are managed by our experienced in-house sales and marketing management team. Our control over the sales and marketing processes also allows us greater flexibility to selectively collaborate with distributors when we believe their experience or geographic reach can be beneficial to us.

●	Portfolio of Non-Silicon Nitride Products. In addition to designing, developing, manufacturing and commercializing silicon nitride interbody spinal fusion devices, we sell a complementary line of non-silicon nitride spinal fixation products. We offer a full suite of spinal fusion solutions, which increases our access to surgeons and hospitals, and allows us to more effectively market our silicon nitride spinal fusion products to our customers. Product revenue from the sale of these non-silicon nitride products also supports further development of our silicon nitride products and product candidates.

●	Highly Experienced Management and Surgeon Advisory Team. Members of our management team have experience in product development, launching of new products into the orthopedics market and selling to hospitals through direct sales organizations, distributors, manufacturers and other orthopedic companies. We also collaborate with a network of leading surgeon advisors in the design, development and use of our silicon nitride products and product candidates.

Our Strategy

Our goal is to become a leading biomaterial company focused on using our silicon nitride technology platform to develop, manufacture and commercialize a broad range of medical devices. Key elements of our strategy to achieve this goal are the following:

●	Drive Further Adoption of our Silicon Nitride Interbody Spinal Fusion Devices. We believe that increasing the awareness of our silicon nitride technology by educating surgeons about its key benefits, and the design improvements to our silicon nitride products and related instruments will accelerate the adoption of our products and ultimately help improve patient outcomes. To drive further awareness of our products and the associated benefits offered by our silicon nitride technology, we will continue to educate surgeons through multiple channels, including industry conferences and meetings, media outlets and through our sales and marketing efforts.

●	Continue Establishing and Cultivating OEM and Private Label Partnerships. Because we believe silicon nitride is a superior platform and technology for application in the spine, total joint, dental, and extremities markets, we have established, and will seek to establish, additional partnerships with other medical device companies to replace their inferior materials and products with products manufactured from silicon nitride. For example, under an OEM arrangement, we would manufacture the company’s spinal fusion implant designs with silicon nitride and leverage their existing instrumentation, allowing the company to convert their existing line of spinal fusion devices with limited capital expenditures. Additionally, a private label arrangement would allow our partners to sell Amedica’s Valeo line of silicon nitride interbody spinal fusion devises under their own brand name. The private label agreements typically provide a quicker pathway to revenue as compared to the OEM arrangements.

●	Enhance our Commercial Infrastructure. We expect to increase the productivity of our sales and marketing team by continuing to engage experienced independent sales distributors with strong orthopedic surgeon relationships. For example, we have entered into a European sales agent agreement with K2M, Inc. as well as a sales agent agreement with a Brazilian medical device distributor to distribute our Valeo line of silicon nitride interbody implants. We may also establish distribution collaborations in the United States and abroad when access to large or well-established sales and marketing organizations may help us gain access to new markets, increase sales in our existing markets, or accelerate market penetration for selected products.

●	Develop Silicon Nitride for Total Joint Components. We are incorporating our silicon nitride technology into silicon nitride-coated metal components and solid silicon nitride components for use in total hip and knee replacement product candidates that we plan to develop in collaboration with a strategic partner. We are also working with the FDA to define the regulatory pathway required for development and commercialization of these components.

●	Apply our Silicon Nitride Technology Platform to Other OEM Opportunities. Our silicon nitride technology platform is adaptable and we believe it may be used to develop products to address other significant opportunities, such as in the dental, extremities, sports medicine, cardiovascular and trauma markets. We have manufactured prototypes of dental implants, extremities, sports medicine and trauma products, and have developed a process to coat metals with our silicon nitride to enhance current medical devices and instruments. We plan to collaborate with other companies to develop and commercialize future products in these areas.

Spinal Fusion Products and Product Candidates

Our Valeo Silicon Nitride Products and Product Candidates

Our first generation Valeo silicon nitride spinal fusion device received 510(k) regulatory clearance and a CE mark in 2008. Based on surgeon feedback for our first generation spinal fusion devices, we developed a second generation of Valeo products. In 2012, we received 510(k) clearance to market this second generation family of Valeo interbody spinal fusion devices which we launched with a select number of surgeons in 2013. Our second generation Valeo interbody spinal fusion devices offer distinct improvements over the first generation. The instrumentation of the second generation devices allow for better control of the device during implantation. The device allows for improved stability and potentially improved fusion after implantation and is offered in a broad selection of sizes. We completed the full launch of our second generation AL, PL, OL and TL Valeo interbody spinal fusion devices in the United States in 2014, our second generation LL Valeo interbody spinal fusion devices in August 2015 and our second generation C Valeo interbody spinal fusion devices in February 2016.

Our current products are:

Valeo Interbody Fusion Devices	Generation
AL: Anterior Lumbar	1st and 2nd
PL: Posterior Lumbar	1st and 2nd
OL: Oblique Lumbar	1st and 2nd
TL: Transforaminal Lumbar	1st and 2nd
LL: Lateral Lumbar	2nd
C: Cervical	1st and 2nd
CORP: Corpectomy	1st

In 2009, we received a CE Mark to commercialize the Valeo interbody spinal fusion devices made from our composite silicon nitride. The porous silicon nitride center of these devices is designed to facilitate bone growth into the device, which we believe will allow surgeons to reduce or eliminate the use of allograft bone and other osteoconductive biomaterials. We are currently marketing these devices in the Netherlands, Spain and Germany. Additionally, we conducted a prospective clinical trial in Europe, named CASCADE, comparing our Valeo composite silicon nitride interbody devices to PEEK interbody devices filled with autograft bone to obtain additional safety and efficacy data to support a 510(k) clearance in the United States. The CASCADE study enrolled 104 patients in a prospective clinical trial that independently scored fusion rates and clinical outcomes at 12 and 24 months follow-up. Neck Disability Index scores decreased similarly in both patient groups, consistent with clinical improvements reported in the literature. Importantly, the incidence of cervical spine fusion was statistically identical between study groups, and consistent with figures reported in other studies. In February 2016, we received questions from the FDA regarding our 24-month clinical study follow up within the 510(k) submission and we are currently in the process of formulating responses to the FDA’s questions.

Valeo Composite (Monolithic + Porous Silicon Nitride)

Our Non-Silicon Nitride Spinal Fixation Products

We sell a line of complementary non-silicon nitride spinal fixation products to provide surgeons and hospitals with a broader range of products. Product revenue from the sale of our non-silicon nitride spinal fixation products further supports development of our silicon nitride products and product candidates. We plan to enhance our existing pedicle screw system to offer a more competitive product to new and existing users of our silicon nitride fusion products.

Our Total Hip and Knee Joint Replacement Product Candidates

Our Total Hip Implant Product Candidates

We have developed a femoral head that is made from our solid silicon nitride, which could be used for total hip replacement product candidates. This femoral head is expected to articulate against a cross-linked polyethylene liner fixed into a metal acetabular cup. Together with a strategic partner, we have initiated biomechanical testing of our solid silicon nitride femoral heads. This testing is expected to continue through 2016. If the tests indicate that silicon nitride femoral heads are superior in terms of wear performance, taper corrosion, strength and in vitro hydrothermal stability, we eventually intend to commercialize this product in cooperation with a strategic partner. However, clearance of these types of devices by the FDA will be required. Currently, the FDA has indicated that a limited one to two year clinical trial may be necessary to obtain clearance. If clearance is eventually obtained, we intend to commercially launch products for use in total hip replacement in 2018 or 2019.

Our Total Knee Implant Product Candidates

We have developed a femoral condyle design made from our solid silicon nitride. The femoral condyle component will attach to the lower end of the femur. The femoral condyle is expected to articulate against a cross-linked polyethylene tibial insert that will attach to the tibial tray at the upper end of the tibia, which we expect will be made from metal. We have successfully made prototypes of this design. Following the potential clearance of the femoral head components (discussed above), we intend to initiate biomechanical testing with a strategic partner for silicon nitride components for use in knee replacement procedures to support a 510(k) submission to the FDA. If this clearance is eventually obtained, we intend to commercialize our products for use in total knee replacement surgeries post-FDA clearance.

Other Product Opportunities

Our silicon nitride technology platform is adaptable and we believe it may be used to develop products to address other significant opportunities, such as in the dental, extremities, sports medicine and trauma markets.

We have entered into a joint development agreement with Worthington to provide access to our silicon nitride technology platform to develop, prototype and manufacture the patented Worthington dental implant system. Pursuant to the terms of the agreement, we are assisting Worthington in the development and commercialization of the Worthington dental implant system and devices.

We also believe our coating technology may be used to enhance our marketed metal products as well as other commercially available metal spinal fusion and joint replacement products. We have produced feasibility prototypes of dental implants, other components for use in total hip implants in addition to our total hip and knee implant product candidates discussed above, a suture anchor for sports medicine applications, an osteotomy wedge for extremities applications, and prototypes of silicon nitride-coated plates for potential trauma applications. We have also developed a process to apply our silicon nitride as a coating on other biomaterials.

The FDA has not evaluated any of these potential products and we are not currently advancing the development of any of these product candidates. We plan to collaborate with medical device companies to complete the development of and commercialize any product candidates we advance in these areas or develop any one of them ourselves if sufficient resources should become available.

Supporting Data

We and a number of independent third parties have conducted extensive biocompatibility, biomechanical, in vivo and in vitro testing on our silicon nitride composition to establish its safety and efficacy in support of regulatory clearance of our biomaterial, products and product candidates. We have also completed additional testing of our silicon nitride products and product candidates. The results of this testing have been published in peer reviewed publications. We believe our product development strategy is consistent with the manner in which other biomaterials have been successfully introduced into the market and adopted as the standard of care. Listed below is an overview of some of the key testing completed on our silicon nitride biomaterial, products and product candidates to date, as well as other information about our silicon nitride and other biomaterials.

Biocompatibility

Before our silicon nitride was cleared by the FDA in 2008, we conducted a series of biocompatibility tests following the guidelines of the FDA and ISO and submitted the results to the FDA as part of the regulatory clearance process. These tests confirmed that our silicon nitride products meet required biocompatibility standards for human use.

Promotion of Bone Growth

In 2012, we conducted two separate studies at Brown University, the results of which suggest that the chemistry and inherent surface topography of our solid silicon nitride provides an optimal environment for bone growth onto and around the device.

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

In 2008, we conducted an animal study in which we evaluated the level of osteointegration of our porous silicon nitride with a knee-defect model in adult sheep. At three months after implantation, three out of five of the silicon nitride implants had extensive new bone formation at and into the implant surface, showing that the bone had grown into our porous silicon nitride to a depth of 3 millimeters, or mm. This animal study demonstrated the rapid osteointegration potential of our porous silicon nitride composition.

Hardness, Strength and Resistance to Fracture

Comparative Information

As shown in the table of comparative information publicly available about various biomaterials below:

●	the hardness, or a material’s resistance to deformity, of silicon nitride is comparable to traditional ceramics, but is substantially higher than either polymers or metals;

●	the strength of silicon nitride is comparable or higher than metals and traditional ceramics, and is about sixteen to fifty-five times stronger than highly-cross-linked polyethylene, and four to eight times stronger than PEEK; and

●	silicon nitride has the highest fracture resistance of any medical ceramic material and is three to eleven times more resistant to fracture than PEEK or highly-cross-linked polyethylene. This is due to the interwoven microstructure of silicon nitride. Metals have the highest fracture resistance.

Comparison of Mechanical Properties Among Orthopedic Biomaterials

Material	Hardness (GPa)(1)	Strength (MPa)(1)	Fracture Resistance (MPam1/2)(1)
Silicon Nitride	13 – 16	800 – 1200	8 – 11
Aluminum Oxide Ceramic	14 – 19	300 – 500	3 – 5
Zirconia-Toughened Alumina Ceramic	12 – 19	700 – 1150	5 – 10
PEEK	0.09 – 0.28	160 – 180	2 – 3
Highly-Cross-Linked Polyethylene Polymer	0.03 – 0.07	22 – 48	1 – 2
Cobalt-Chromium Metal	3 – 4	700 – 1000	50 – 100
Titanium Alloy Metal	3 – 4	920 – 980	75

(1)	GPa is a giga-pascal. Pascals are a measure of pressure. MPam1/2 is mega-pascal times a square root meter and is a measure related to the energy required to initiate fracture of a material.

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

Resistance to Wear

In 2011, we commissioned an independent laboratory to conduct a wear study using our silicon nitride femoral heads. We tested our 28 mm silicon nitride femoral heads articulated against cross-linked polyethylene acetabular liners and our 40 mm silicon nitride femoral heads articulated against cross-linked polyethylene acetabular liners using well-established protocols in a hip simulator for their wear performance over 5 million cycles. We then compared the results for our silicon nitride product candidates to the results for the cobalt chrome femoral head and publicly available data from other commonly paired products. The results and comparison showed that:

●	our silicon nitride-on-cross-linked polyethylene had approximately half the wear rate of that publicly reported for cobalt chrome-on-cross-linked polyethylene articulating hip components; and

●	our silicon nitride-on-cross-linked polyethylene had comparable wear to that publicly reported for traditional oxide ceramic-on-cross-linked polyethylene articulating hip components.

Antibacterial Properties

The results of the two studies at Brown University in 2012, demonstrate that our solid silicon nitride has antibacterial properties. The objective of the in vitro study was to determine how our silicon nitride, PEEK and titanium interact with bacteria, protein and bone cells without the use of antibiotics and compared the growth of five different types of bacteria on silicon nitride, PEEK and titanium over time. Live bacteria counts were between 8 to 30 times lower on silicon nitride than PEEK and up to 8 times lower on silicon nitride than titanium.

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

Sales and Marketing

We market and sell our products to surgeons and hospitals through our established network of more than 50 independent sales distributors who are managed by our experienced in-house sales and marketing management team. Our sales efforts to-date have been in the United States and select markets in Europe and South America. To supplement our independent sales distributors, in select international markets, such as Europe, China, Japan, Australia, Latin America and Canada, we may also seek to establish collaborations with leading orthopedic companies where we believe that a large, well-established partner may provide better access to those markets. For example, we have entered into a European sales agent agreement with K2M, Inc. as well as a distribution agreement with a Brazilian medical device distributor for distribution of our Valeo line of products in Brazil. In addition, we may establish collaborations in the United States under circumstances where access to a larger sales and marketing organization may help to expand the market or accelerate penetration for selected products.

In addition to leveraging the strong existing surgeon relationships of our distribution network, we market our products through a combination of initiatives that are designed to establish and increase awareness of our silicon nitride products and their benefits over alternative products. We attend and make presentations at major industry events, including society meetings, to educate surgeons and distributors about our products and product candidates. We advertise in trade journals and publications, and offer unique pricing strategies, including product bundling and incentivizing our distribution network to create and maintain long-term relationships with surgeons and hospitals. We also use surgeon advisors to assist in product development and to help implement awareness campaigns aimed at educating surgeons about our products. As part of these campaigns, we provide educational materials for hospitals and surgeons. We also conduct regional training seminars where our product managers, trainers, engineers, sales and marketing staff members work together with our surgeon advisors to educate surgeons and our distribution network in the use of our products.

Original Equipment Manufacturing and Private Label

In addition to the markets into which we directly sell our products, we are utilizing our silicon nitride technology platform to expand our current penetration in the spinal fusion market through original equipment manufacturer (“OEM”) and private label partnerships. To that effect, we have entered into both a private label agreement and an OEM agreement with Spinal Kinetics, a privately-held medical device company focused on developing innovative and practical motion preservation systems for treating degenerative diseases of the spine. Pursuant to the private label agreement, Spinal Kinetics sells our Valeo line of products under their own label. Pursuant to the OEM agreement, we will be working together with Spinal Kinetics to develop their proprietary spinal implants to be manufactured with silicon nitride. We have also entered into private label agreements with BoTEC Medical, a Chinese orthopedic company, as well with another US regional medical device company providing for the distribution of our Valeo line of silicon nitride interbody fusion devises under their respective proprietary brand names. We expect to continue entering into similar arrangements with other spine companies. We also expect to do the same in other markets such as total hip and knee joint replacements, dental, extremities, and sports medicine. We believe our biomaterial expertise, strong intellectual property and formulaic manufacturing process will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using silicon nitride and our technology platform to improve their characteristics.

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

In June 2014, we also entered to a manufacturing, development and supply agreement with Kyocera Industrial Ceramics Corporation, or Kyocera, under which Kyocera has become a qualified secondary manufacturer of our silicon nitride-based spinal fusion products and product candidates.

Non-Silicon Nitride and Instruments Manufacturing

We obtain our non-silicon nitride spinal fixation products and instruments from third-party manufacturers. We also plan to rely on third-party manufacturers for the supply of the metal components of our silicon nitride hip and knee joint replacement product candidates. We only use manufacturers that operate under QSR and are ISO 13485 certified. Our in-house quality control group examines subcontracted components to ensure that they meet our required specifications. We believe that the use of third-party sources for non-silicon nitride spinal fixation products and instruments will reduce our capital investment requirements and allow us to strategically focus our resources on the manufacture of our silicon nitride products and product candidates.

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

As of February 1, 2016, we had 48 issued U.S. patents, 18 pending U.S. patent applications, 11 granted foreign patents and 12 pending foreign patent applications. Our first issued patents begin to expire in 2016, with the last of these patents expiring in 2032. The first core patents do not expire until 2022; these include US 6,881,229 and US 6,790,233.

We have seven U.S patents, one European patent, and related pending applications, directed to articulating implants using our high-strength, high toughness doped silicon nitride solid ceramic. The issued patents, which include US 6,881,229; US 7,666,229; US 8,123,812; US 7,780,738; US 7,695,521; US 7,776,085; US 8,133,284; and EP 1408874, begin to expire in 2022. We also have two U.S. patents, two European patents, and related pending applications, related to our CSC technology that are directed to implants that have both a dense load-bearing, or cortical, component and a porous, or cancellous, component, together with a surface coating. These issued patents, which include US 6,790,233; US 6,846,327; EP 1389978; and EP 2055267, begin to expire in 2022.

We also have three U.S. patents that we acquired in July 2012 from Dytech Corporation Ltd., or Dytech, directed to manufacturing processes for the production of porous ceramics for use in our orthopedic implants. These patents include US 5,563,106 and US 5,705,448, which have now expired; these patents also include US 6,617,270, which expires in 2019. Under our acquisition agreement with Dytech, Dytech granted to us a perpetual, irrevocable and exclusive license, including the right to grant sublicenses, to certain improvements and know-how related to the acquired patents. In return, we are required to pay Dytech a low single-digit royalty on net sales of products sold by us, our affiliates, or our licensees that are covered by one or more valid claims of these patents, and a percentage of any non-royalty licensing income we may receive in the event we grant a license to others.

Our remaining issued patents and pending applications are directed to additional aspects of our products and technologies including, among other things:

●	designs for pedicle screws;

●	designs for intervertebral fusion devices;

●	designs for hip implants; and

●	designs for knee implants.

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

Competition

The main alternatives to our silicon nitride biomaterial include: PEEK, which is predominantly manufactured by Invibio; BIOLOX® delta, which is a traditional oxide ceramic manufactured by CeramTec; allograft bone; metals; and coated metals.

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

Post-Marketing Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include:

●	compliance with the QSR, which require manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

●	labeling regulations, which prohibit the promotion of products for uncleared or unapproved or “off-label” uses and impose other restrictions on labeling; and

●	medical device reporting obligations, which require that manufacturers investigate and report to the FDA adverse events, including deaths, or serious injuries that may have been or were caused by a medical device and malfunctions in the device that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters;

●	fines, injunctions, and civil penalties;

●	recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusal to grant 510(k) clearance or PMA approvals of new products;

●	withdrawal of 510(k) clearance or PMA approvals; and

●	criminal prosecution.

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

Employees

As of March 4, 2016, we had 56 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions.

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
B. Sonny Bal, M.D.	53	Chairman of the Board of Directors, President and Chief Executive Officer
Bryan J. McEntire	63	Chief Technology Officer
Ty A. Lombardi	43	Chief Financial Officer

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

Ty A. Lombardi has served as our Chief Financial Officer since January 2016. Prior to serving as our Chief Financial Officer Mr. Lombardi served as our Vice President Finance and Principal Accounting Officer from January 2015 through December 2015 and as our Director of Finance from March 2014 through December 2014. Prior to joining Amedica, Mr. Lombardi was part owner of Cadence Consulting Corporation, where he served as principal consultant from January 2006 to March 2014 and provided a wide range of financial and accounting services. Mr. Lombardi is a Certified Public Accountant and has a M.S. in Accounting from Brigham Young University

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2015 and 2014 we incurred a net loss of $23.9 million and $32.6 million, respectively, and used cash in operations of $9.1 million and $14.5 million, respectively. We have an accumulated deficit of $196.5 million at December 31, 2015. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching additional products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to sell and market our current products and research and develop, and seek regulatory approvals for, our product candidates.

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

Although we received 510(k) regulatory clearance from the FDA for our first silicon nitride spinal fusion products in 2008, we have not been able to obtain significant market share of the interbody spinal fusion market to date, and may not obtain such market share in the future. Even if we receive regulatory clearances or approvals for our product candidates in development, these product candidates may not gain market acceptance among orthopedic surgeons and the medical community. Orthopedic surgeons may elect not to use our products for a variety of reasons, including:

●	lack or perceived lack of evidence supporting the beneficial characteristics of our silicon nitride technology;

●	limited long-term data on the use of silicon nitride in medical devices;

●	lower than expected clinical benefits in comparison with other products;

●	the perception by surgeons that there are insufficient advantages of our products relative to currently available products;

●	hospitals may choose not to purchase our products;

●	group purchasing organizations may choose not to contract for our products, thus limiting availability of our products to hospital purchasers;

●	the price of our products, which may be higher than products made of the other commonly used biomaterials in the interbody spinal fusion market and total joint market;

●	lack of coverage or adequate payment from managed care plans and other third-party payors for the procedures that use our products;

●	Medicare, Medicaid or other third-party payors may limit or not permit reimbursement for procedures using our products;

●	ineffective marketing and distribution support;

●	the time and resources that may be required for training, or the inadequate training, of surgeons in the proper use of our products;

●	the development of alternative biomaterials and products that render our products less competitive or obsolete; and

●	the development of or improvement of competitive products.

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

These companies enjoy significant competitive advantages over us, including:

●	broad product offerings, which address the needs of orthopedic surgeons and hospitals in a wide range of procedures;

●	products that are supported by long-term clinical data;

●	greater experience in, and resources for, launching, marketing, distributing and selling products, including strong sales forces and established distribution networks;

●	existing relationships with spine and joint reconstruction surgeons;

●	extensive intellectual property portfolios and greater resources for patent protection;

●	greater financial and other resources for product research and development;

●	greater experience in obtaining and maintaining FDA and other regulatory clearances and approvals for products and product enhancements;

●	established manufacturing operations and contract manufacturing relationships;

●	significantly greater name recognition and widely recognized trademarks; and

●	established relationships with healthcare providers and payors.

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

A small number of customers account for a substantial portion of our product revenues. Our customers are primarily hospitals and surgical centers. At December 31, 2015 and 2014, our largest customer, Bon Secours St. Mary’s Hospital, or St. Mary’s, had a receivable balance of approximately 7% and 9%, respectively, of our total trade accounts receivable. In addition, St. Mary’s accounted for 12% and 18% of our product revenues for each of the years ended December 31, 2015 and 2014. Sales of our products to our customers, including St. Mary’s, are not based on long-term, committed-volume purchase contracts, and we may not continue to receive significant revenues from St. Mary’s or any customer. Because of our significant customer concentration, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with St. Mary’s or any of our other significant customers. A significant portion of St. Mary’s’ purchases have been of our non-silicon nitride products, so it may be able to purchase competitive similar products from others. A reduction or delay in orders from St. Mary’s or any of our other significant customers, or a delay or default in payment by any significant customer, could materially harm our business and results of operations.

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

In order to mitigate the risk associated with us being the sole manufacturer of our silicon nitride medical device products, in June 2014, we entered into a manufacturing development and supply agreement with Kyocera Industrial Ceramics Corporation, or Kyocera. We updated our material master file and submitted a 510(k) with the FDA in the third quarter of 2014 to qualify Kyocera as a second source supplier of our silicon nitride products. Kyocera has been qualified as a second source supplier of our silicon nitride products. Although we expect this arrangement with Kyocera to continue, if Kyocera ceases to continue as a qualified manufacturer of these products and product candidates, we will be the sole manufacturer of these products and will need to seek other potential secondary manufacturers. Our reliance solely on our internal resources to manufacture our silicon nitride products entails risks to which we would not be subject if we had secondary suppliers for their manufacture, including:

●	the inability to meet our product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity to meet additional demand for our products;

●	manufacturing and product quality issues related to the scale-up of manufacturing;

●	the inability to produce a sufficient supply of our products to meet product demands;

●	the disruption of our manufacturing facility due to equipment failure, natural disaster or failure to retain key personnel; and

●	our inability to ensure our compliance with regulations and standards of the FDA including QSRs and corresponding state and international regulatory authorities.

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

The majority of our product revenue is currently generated by sales of non-silicon nitride products. Our reliance on a limited number of third-party manufacturers to supply us with our non-silicon nitride products and instruments exposes us to risks that could delay our sales, or result in higher costs or lost product revenues. In particular, our manufacturers could:

●	encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of our commercially available non-silicon nitride products to meet market demand for those products, or they could experience similar problems that result in the manufacture of insufficient quantities of our non-silicon nitride product candidates; and

●	fail to follow and remain in compliance with the FDA-mandated QSRs, compliance which is required for all medical devices, or fail to document their compliance to QSRs, either of which could lead to significant delays in the availability of materials for our non-silicon nitride products or instrumentation sets.

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

We are seeking a strategic partner to develop and commercialize our total joint replacement product candidates. We will be reliant on our strategic partners to develop and commercialize a total hip or knee joint replacement product candidate that utilizes silicon nitride-coated components, although we have not yet entered into an agreement with any strategic partner to develop products with these silicon nitride-coated components and may be unable to do so on agreeable terms. In order to succeed in our joint commercialization efforts, we and any future partners must execute effectively on all elements of a combined business plan, including continuing to establish sales and marketing capabilities, manage certified, validated and effective commercial-scale manufacturing operations, conduct product development and testing, and obtain regulatory clearances and approvals for our product candidate. If we or any of our strategic partners fail in any of these endeavors, or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

Part of our strategy is to establish and develop OEM partnerships and arrangements, which subjects us to various risks.

Because we believe silicon nitride is a superior platform and technology for application in the spine, total joint and other markets, we are establishing OEM partnerships with other companies to replace their materials and products with silicon nitride. Sales of products to OEM customers will expose our business to a number of risks. Sales through OEM partners could be less profitable than direct sales. Sales of our products through multiple channels could also confuse customers and cause the sale of our products to decline. In addition, OEM customers will require that products meet strict standards. Our compliance with these requirements could result in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our operating results. If we fail to meet OEM specifications on a timely basis, our relationships with our OEM partners may be harmed. Furthermore, we would not control our OEM partners, and they could sell competing products, may not incorporate our technology into their products in a timely manner and may devote insufficient sales efforts to the OEM products.

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

We are dependent on our senior management team, engineering team, sales and marketing team and surgeon advisors, and the loss of any of them could harm our business.

The members of our current senior management team have worked together in their new positions with us for a limited time and may not be able to successfully implement our strategy. In addition, we have not entered into employment agreements, other than change-in-control severance agreements, with any of the members of our senior management team. There are no assurances that the services of any of these individuals will be available to us for any specified period of time. The successful integration of our senior management team, the loss of members of our senior management team, sales and marketing team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2015 and 2014, were $11.5 million and $18.2 million, respectively. We require substantial future capital in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion procedures, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

●	future clinical trial results we may must or choose to conduct;

●	potential changes in government regulation; and

●	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of spinal fusion, joint replacement or coated metal product candidates could mean a significant change in the costs and timing associated with the development of these product candidates.

In addition, the repayment of the Hercules Loan and Security Agreement and the Hercules liquidity covenant limit our ability to use our cash and cash equivalents to fund our operations and may restrict our ability to continue development of our product candidates. Additionally, the Loan and Security Agreement with Hercules Technology restricts our ability to incur additional pari passu indebtedness, which may reduce our ability to seek additional financing. If adequate funds are not available on a timely basis, we may terminate or delay the development of one or more of our product candidates, or delay activities necessary to commercialize our product candidates. Additional funding may not be available to us on acceptable terms, or at all. Any additional equity financing, if available, may not be available on favorable terms and will most likely be dilutive to our current stockholders, and debt financing, if available, may involve more restrictive covenants. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

As a result of our debt obligations, we will need additional funds to meet our operational needs and capital requirements for product development, clinical trials and commercialization. The timing and amount of our future capital requirements will depend on many factors, including:

●	our ability to satisfy our obligation to pay principal and interest on the Loan and Security Agreement;

●	our ability to comply with the minimum liquidity covenant related to the Loan and Security Agreement;

●	the level of sales of our current products and the cost of revenue and sales and marketing;

●	the extent of any clinical trials that we will be required to conduct in support of the regulatory clearance of our total hip and knee replacement product candidates;

●	the scope, progress, results and cost of our product development efforts;

●	the costs, timing and outcomes of regulatory reviews of our product candidates;

●	the number and types of products we develop and commercialize;

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent and scope of our general and administrative expenses.

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

The Loan and Security Agreement contains a minimum liquidity covenant that requires us to maintain cash and cash equivalents and availability under the Loan and Security Agreement of not less than an amount that varies based on the loan amount and reduces as the loan amount is reduced with a maximum cash requirement of $9.0 million if the loan amount exceeds $19.0 million and a potential minimum cash requirement of $2.5 million if the loan amount is $7.0 million or less. As of March 15, 2016, the minimum liquidity covenant was $7.0 million. We anticipate we will need to refinance the Loan and Security Agreement or obtain additional funding during the second quarter of 2016 to maintain compliance with the minimum liquidity covenant through the next twelve months. Furthermore, if we are unable to access additional funds prior to becoming non-compliant with the liquidity covenant, the entire remaining balance of the Loan and Security Agreement could become immediately due and payable at the option of Hercules Technology.

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

Our report from our independent registered public accounting firm for the year ended December 31, 2015 includes an explanatory paragraph stating that our recurring losses from operations and our need to obtain additional financing in order to satisfy our debt obligations and to be compliant with covenants under our debt obligations through 2016 raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

The process of obtaining regulatory clearances or approvals to market a medical device from the FDA or similar regulatory authorities outside of the United States can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, or at all. The FDA’s 510(k) clearance process generally takes one to six months from the date of submission, depending on whether a special or traditional 510(k) premarket notification has been submitted, but can take significantly longer. An application for premarket approval, or PMA, must be submitted to the FDA if the device cannot be cleared through the 510(k) clearance process or is not exempt from premarket review by the FDA. The PMA process almost always requires one or more clinical trials and can take two to three years from the date of filing, or even longer. In some cases, including in the case of our interbody spinal fusion devices which incorporate our CSC technology and our solid silicon nitride femoral head component, the FDA requires clinical data as part of the 510(k) clearance process.

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

A number of events or factors, including any of the following, could delay the completion of our clinical trials in the future and negatively impact our ability to obtain FDA approval for, and to introduce our product candidates:

●	failure to obtain financing necessary to bear the cost of designing and conducting clinical trials;

●	failure to obtain approval from the FDA or foreign regulatory authorities to commence investigational studies;

●	conditions imposed on us by the FDA or foreign regulatory authorities regarding the scope or design of our clinical trials;

●	failure to find a qualified CRO to conduct our clinical trials or to negotiate a CRO services agreement on favorable terms;

●	delays in obtaining or in our maintaining required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

●	insufficient supply of our product candidates or other materials necessary to conduct our clinical trials;

●	difficulties in enrolling patients in our clinical trials;

●	negative or inconclusive results from clinical trials, or results that are inconsistent with earlier results, that necessitate additional clinical studies;

●	failure on the part of the CRO to conduct the clinical trial in accordance with regulatory requirements;

●	our failure to maintain a successful relationship with the CRO or termination of our contractual relationship with the CRO before completion of the clinical trials;

●	serious or unexpected side effects experienced by patients in whom our product candidates are implanted; or

●	failure by any of our third-party contractors or investigators to comply with regulatory requirements or meet other contractual obligations in a timely manner.

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

Our current and future arrangements with third-party payors and current and potential customers, including providers and physicians, as well as PODs, as discussed above, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In addition, we may be subject to transparency laws and patient privacy regulations by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the Physician Payments Sunshine Act, which requires (i) manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, with data collection beginning on August 1, 2013, (ii) applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held in such entities by physicians and their immediate family members, with data collection beginning on August 1, 2013, (iii) manufacturers to submit reports to CMS by March 31, 2014 and the 90th day of each subsequent calendar year, and (iv) disclosure of such information by CMS on a publicly available website beginning in September 2014; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain and monitor regulatory approval or clearance of our product candidates and affect the prices we may obtain for our products.

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

Among the provisions of the ACA of importance to our products and product candidates are:

●	a 2.3% medical device excise tax on the U.S. sales of most medical devices, for which a moratorium on the payment of the excise tax for 2016 and 2017 was enacted in December 2015;

●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, and new government investigative powers and enhanced penalties for non-compliance;

●	new requirements under the federal Open Payments program and its implementing regulations;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

●	creation of an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate.

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

We have no patent protection covering the composition of matter for our solid silicon nitride or the process we use for manufacturing our solid silicon nitride, and competitors may create silicon nitride formulations substantially similar to ours.

Although we have a number of U.S. and foreign patents and pending applications relating to our solid silicon nitride products or product candidates, we have no patent protection either for the composition of matter for our silicon nitride or for the processes of manufacturing solid silicon nitride. As a result, competitors may create silicon nitride formulations substantially similar to ours, and use their formulations in products that may compete with our silicon nitride products, provided they do not violate our issued product patents. Although we have, and will continue to develop, significant know-how related to these processes, there can be no assurance that we will be able to maintain this know-how as trade secrets, and competitors may develop or acquire equally valuable or more valuable know-how related to the manufacture of silicon nitride.

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

The volatility of orthopedic company stocks, including shares of our common stock, often do not correlate to the operating performance of the companies represented by such stocks or our operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	our ability to sell our current products and the cost of revenue;

●	our ability to develop, obtain regulatory clearances or approvals for, and market new and enhanced product candidates on a timely basis;

●	our ability to enter into OEM and PLA agreements and the terms of those agreements;

●	changes in governmental regulations or in the status of our regulatory approvals, clearances or future applications;

●	our announcements or our competitors’ announcements regarding new products, product enhancements, significant contracts, number and productivity of distributors, number of hospitals and surgeons using products, acquisitions or strategic investments;

●	announcements of technological or medical innovations for the treatment of orthopedic pathology;

●	delays or other problems with the manufacturing of our products, product candidates and related instrumentation;

●	volume and timing of orders for our products and our product candidates, if and when commercialized;

●	changes in the availability of third-party reimbursement in the United States and other countries;

●	quarterly variations in our or our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

●	failure to meet estimates or recommendations by securities analysts, if any, who cover our stock;

●	changes in the fair value of our derivative liabilities resulting from changes in the market price of our common stock, which may result in significant fluctuations in our quarterly and annual operating results;

●	changes in healthcare policy in the United States and internationally;

●	product liability claims or other litigation involving us;

●	sales of a substantial aggregate number of shares of our common stock;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	disputes or other developments with respect to intellectual property rights;

●	changes in accounting principles;

●	changes to tax policy;

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Our restated certificate of incorporation and restated bylaws contain provisions that could discourage, delay or prevent a merger, acquisition or other change in control of our company or changes in our board of directors that our stockholders might consider favorable, including transactions in which you might receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove management. These provisions:

●	allow the authorized number of directors to be changed only by resolution of our board of directors;

●	provide for a classified board of directors, such that not all members of our board will be elected at one time;

●	prohibit our stockholders from filling board vacancies, limit who may call stockholder meetings, and prohibit the taking of stockholder action by written consent;

●	prohibit our stockholders from making certain changes to our restated certificate of incorporation or restated bylaws except with the approval of holders of 75% of the outstanding shares of our capital stock entitled to vote;

●	require advance written notice of stockholder proposals that can be acted upon at stockholders meetings and of director nominations to our board of directors; and

●	authorize our board of directors to create and issue, without prior stockholder approval, preferred stock that may have rights senior to those of our common stock and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. Any delay or prevention of a change in control transaction or changes in our board of directors could cause the market price of our common stock to decline.

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for debt service and use in the operation and expansion of our business. The Hercules Secured Credit Facility contains a negative covenant which prohibits us from paying dividends to our stockholders without the prior written consent of Hercules Technology. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends.

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

Market Information

Our shares of common stock are currently quoted on The NASDAQ Capital Market under the symbol “AMDA”.

The following table sets forth the high and low sale prices of our common stock, as reported by NASDAQ Capital Markets for the periods indicated:

	2015
	High	Low
First Quarter	$16.80	$4.86
Second Quarter	$12.15	$3.06
Third Quarter	$12.59	$4.52
Fourth Quarter	$7.02	$1.35

	2014
	High	Low
First Quarter	$140.55	$79.50
Second Quarter	$121.50	$61.95
Third Quarter	$71.18	$23.70
Fourth Quarter	$51.45	$8.25

Holders of Record

As of March 7, 2016, we had approximately 426 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

Overview

We are a commercial biomaterial company focused on using our silicon nitride ceramic technology platform to develop, manufacture and sell a broad range of medical devices. We currently market spinal fusion products made with our silicon nitride biomaterial technology and are developing a new generation of wear- and corrosion-resistant implant components for hip and knee arthroplasty also manufactured from our silicon nitride biomaterial. We believe our silicon nitride technology platform enables us to offer new and transformative products in the orthopedic and other medical device markets. We believe we are the first and only company to use silicon nitride in medical applications. More than 25,000 of our silicon nitride spine products have been implanted in patients.

Biomaterials come in an array of synthetic or natural materials available in a variety of forms that are used in virtually every medical specialty. We believe our silicon nitride biomaterial has superior characteristics compared to commonly used biomaterials in the markets we are targeting, including polyetheretherketone, or PEEK, which is the most common biomaterial used for interbody spinal fusion products. Specifically, we believe our silicon nitride has the following key attributes: promotion of bone growth; antibacterial properties; superior biocompatibility; hardness, strength and resistance to fracture; resistance to wear; non-corrosive; and superior diagnostic imaging compatibility.

We currently market our Valeo™ family of silicon nitride interbody spinal fusion devices in the United States, Europe and Brazil for use in the cervical and thoracolumbar areas of the spine. We believe our Valeo devices have a number of advantages over existing products due to silicon nitride’s key characteristics, resulting in faster and more effective fusion and reduced risk of infection.

In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal surgery products which allows us to provide surgeons and hospitals with a more complete solution for spinal procedures. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 48% and 52% of our product revenues for the years ended December 31, 2015 and 2014, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.

In addition to the markets into which we directly sell our products, we are utilizing our silicon nitride technology platform to expand our current penetration in the spinal fusion market through original equipment manufacturer (“OEM”) and private label partnerships. We also expect to do the same in other markets such as total hip and knee joint replacements, dental, extremities, trauma, and sports medicine. We believe our biomaterial expertise, strong intellectual property, and formulaic manufacturing process will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using our proprietary silicon nitride formulation and technology platform to improve their characteristics. We believe the OEM and private label partnerships we will continue to develop will lead to an accelerated adoption of silicon nitride for medical applications and offer the Company incremental revenue at improved margins as compared to our existing distributor spine sales.

We are also incorporating our silicon nitride technology into components for use in total hip and knee replacement product candidates that we plan on developing in collaboration with a strategic partner. We believe that our silicon nitride total hip and knee product candidates will provide competitive advantages over current products made with traditional biomaterials. We also believe our silicon nitride technology platform can be used for developing products in other markets and have developed prototypes for use in the dental, sports medicine, extremities, and trauma markets. As a result of some of the key characteristics of our silicon nitride, we also believe our coating technology may be used to enhance our metal products as well as commercially available metal spinal fusion, joint replacement and other medical products.

We operate a 30,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah, and we are the only vertically integrated silicon nitride medical device manufacturer in the world. We market and sell our products to surgeons and hospitals in the United States and select markets in Europe and South America through an established network of more than 50 independent sales distributors who are managed by our experienced in-house sales and marketing management team.

Recent Developments

September 2015 Offering

In September 2015, the Company entered into a Securities Purchase Agreement whereby it issued to certain investors 874,891 shares of common stock at a price of $5.72 per share for gross proceeds of $5.0 million before deducting placement agent fees and related offering expenses of $663,000. Pursuant to the terms of the Securities Purchase Agreement the company also issued to the investors 874,891 each of Series A warrants, Series B warrants and Series C warrants.

Shareholder approval was required for the issuance of the common shares underlying the Series B and Series C warrants. On November 3, 2015, the stockholders approved the proposal to allow the Company to issue the underlying shares upon exercise of the Series B and Series C warrants. In November 2015, the automatic exercise provision of the Series B warrants triggered and the Company received gross proceeds of $5.0 million and issued 3,324,192 shares of common stock in exchange for all 874,891 of the Series B warrants. Furthermore, pursuant to the terms of the warrant agreement, the number of Series A warrants increased by 3,324,192 to 4,199,082 and the exercise price of the Series A warrant was adjusted from $7.05 to $1.50. In December 2015, the Company amended the Series A and Series C warrants, whereby the exercise prices of the Series A and Series C warrants were fixed at $1.50 and the number of Series C warrants was fixed at 1,093,613. The Company received gross proceeds of $1.4 million and issued 962,969 shares of common stock upon exercise of 962,969 Series C warrants. The remaining 130,644 Series C warrants expired on December 30, 2015. Furthermore, pursuant to the terms of the warrant agreement, the number of Series A warrants increased by 962,969. During the year ended December 31, 2015, the Company issued 1,315,781 shares of common stock upon the cashless exercise of 3,924,687 Series A warrants. There were 1,237,365 outstanding Series A warrants at December 31, 2015 that terminate on December 11, 2020. Subsequent to December 31, 2015, the Company issued 536,388 shares of common stock upon the cashless exercise of 1,137,365 Series A warrants. The Company paid $585,000 in offering costs in connection with the proceeds received from the exercise of the Series B and C warrants.

Components of our Results of Operations

We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Product Revenue

We derive our product revenue primarily from the sale of spinal fusion devices and related products used in the treatment of spine disorders. Our product revenue is generated from sales to three types of customers: (1) surgeons and hospitals; (2) stocking distributors; and (3) private label customers. Most of our products are sold on a consignment basis through a network of independent sales distributors; however, we also sell our products to independent stocking distributors and private label customers. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. We generate the majority of our revenue from the sale of inventory that is consigned to independent sales distributors that sell our products to surgeons and hospitals. For these products, we recognize revenue at the time we are notified the product has been used or implanted and all other revenue recognition criteria have been met. For all other transactions, we recognize revenue when title and risk of loss transfer to the stocking distributor or private label customers, and all other revenue recognition criteria have been met. We generally recognize revenue from sales to stocking distributors and private label customers at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. Our policy is to classify shipping and handling costs billed to customers as an offset to total shipping expense in the statement of operations, primarily within sales and marketing. In general, our customers do not have any rights of return or exchange.

We believe our product revenue from the sale of our silicon nitride based products will increase due to our sales and marketing efforts and as we introduce new silicon nitride based products into the market and product revenue from the sale of our non-silicon nitride products to remain flat. We expect that our product revenue will continue to be primarily attributable to sales of our products in the United States.

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

We continue to see the benefits of the restructure made in January 2015 and expect to realize additional savings in general and administrative expenses in 2016.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Product revenue	$19,453	$22,765	$(3,312)	(15)%
Costs of revenue	6,250	7,910	(1,660)	(21)%
Gross profit	13,203	14,855	(1,652)	(11)%
Operating expenses:
Research and development	6,387	6,742	(355)	(5)%
General and administrative	6,436	13,588	(7,152)	(53)%
Sales and marketing	12,421	18,692	(6,271)	(34)%
Total operating expenses	25,244	39,022	(13,778)	(35)%
Loss from operations	(12,041)	(24,167)	12,126	50%
Other income (expense), net	(11,871)	(8,415)	(3,456)	(41)%
Net loss before income taxes	(23,912)	(32,582)	8,670	27%
Provision for income taxes	-	-	-	N/A
Net loss	$(23,912)	$(32,582)	$8,670	27%

Product Revenue

The following table sets forth our product revenue from sales of the indicated product category for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Silicon Nitride	$10,121	$10,824	$(703)	(6)%
Non-Silicon Nitride	9,332	11,941	(2,609)	(22)%
Total product revenue	$19,453	$22,765	$(3,312)	(15)%

Total product revenue was $19.5 million in 2015 as compared to $22.8 million in 2014, a decrease of $3.3 million or 15%. This decline was primarily due to lower metals sales as a result of a decline in the level of activity for a few key surgeons, the lack of investment in new metals product and our continued focus and investment in sales and marketing efforts of our silicon nitride products. Silicon nitride sales decreased by $0.7 million, or 6%, as compared to the same period in 2014. This decline was primarily attributable to the loss of a few surgeons during the year and consequences from our restructuring. This was partially offset by the addition of new surgeons, re-engaging lost surgeons, and increased international and private label sales.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Domestic	$19,293	$22,696	$(3,403)	(15)%
International	160	69	91	132%
Total product revenue	$19,453	$22,765	$(3,312)	(15)%

International revenue increased in 2015 as compared to 2014 primarily as a result of having received regulatory approval to begin selling our silicon nitride products in Brazil.

Cost of Revenue and Gross Profit

Our cost of revenue decreased $1.7 million, or 21%, as compared to the same period in 2014. The decrease in cost of revenue was primarily a result of reduced sales in 2015, as compared to the same period in 2014. Our gross profit as a percentage of product revenue increased by 3 points to 68% in 2015 from 65% for the same period in 2014 as a result of our efforts to reduce product costs through production efficiencies and lower overhead costs and a decrease in excess and obsolete inventory in 2015 as compared to 2014.

Research and Development Expenses

Research and development expenses decreased $0.4 million, or 5%, as compared to the same period in 2014. This decrease was primarily due to a $2.1 million decrease in stock-based compensation and $2.0 million decrease in personnel related and other development costs. This was offset by an increase in operating expenses that could not be allocated to inventory due to lower production levels of our Valeo products in 2015 as compared to the same period in 2014. In 2014, as a result of the ramp-up phase for our second generation Valeo products, these overhead costs had previously been allocated to inventory.

General and Administrative Expenses

General and administrative expenses decreased $7.2 million, or 53%, as compared to the same period in 2014. This decrease was primarily due to a $5.7 million decrease in stock-based compensation, a $0.7 million decrease in personnel related costs and $0.6 million decrease in other operating expenses as we have reduced operating costs in 2015.

Sales and Marketing Expenses

Sales and marketing expenses decreased $6.3 million, or 34%, as compared to the same period in 2014. This decrease was primarily due to a $2.2 million decrease in stock compensation, a $1.6 million decrease in commissions due to lower sales, and a $2.6 million decrease in personnel related costs, travel, consulting and other operating expenses as we have reduced operating costs in 2015.

Other Income (Expense), Net

Other expense increased $3.5 million as compared to the same period in 2014. This increase was primarily due to an increase of $7.4 million from the change in fair value of derivative liabilities primarily due to the issuance of warrants in the September 2015 Offering, a $1.3 million loss on extinguishment of derivative liabilities during 2015 when certain warrants were exercised and a $0.7 million increase in interest expense from additional debt incurred during the second quarter of 2014. These increases were partially offset by a $1.2 million decrease in offering expenses and a $2.2 million gain on the extinguishment of debt during 2015 as compared to a $2.2 million loss on extinguishment of debt for the same period in 2014.

Liquidity and Capital Resources

In 2015 and 2014, we incurred a net loss of $23.9 million and $32.6 million, respectively, and used cash in operations of $9.1 million and $14.5 million, respectively. We have an accumulated deficit of $196.5 million as of December 31, 2015. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. As of December 31, 2015, we had approximately $11.5 million in cash and cash equivalents.

We will need, from time-to-time, to seek additional financing through the issuance of common stock and/or debt, to satisfy our debt obligations and financial covenants, meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We anticipate we will need to obtain additional funding in the second quarter of 2016 to maintain compliance with the financial and liquidity covenants related to the Hercules Term Loan. If the Company is unable to access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of Hercules Technology. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

Going Concern

Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations. These uncertainties create substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their report on our annual financial statements for the fiscal year ended December 31, 2015. The financial information throughout this Annual Report have been prepared on a basis which assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and statements do not include any adjustments that may result from the outcome of this uncertainty.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2015	2014
Net cash used in operating activities	$(9,063)	$(14,522)
Net cash used by investing activities	(658)	(1,737)
Net cash provided by financing activities	2,959	32,227
Net cash provided (used)	$(6,762)	$15,968

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.1 million in 2015, compared to $14.5 million used in 2014, a decrease of $5.4 million, or 37%. The decrease in cash used in operating activities during 2015 was primarily attributable to lower production rates resulting in a $4.5 million decrease in inventories and lower operating expenses, which were partially offset by $0.9 million of severance and benefits for terminated employees paid during 2015.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $0.7 million during 2015, compared to $1.7 million used in investing activities during the same period in 2014, a decrease of $1.0 million. The decrease in net cash used in investing activities during 2015 was primarily attributable to decreased purchases of property and equipment of $1.4 million offset by a decrease in restricted cash of $0.4 million during 2015 as compared to 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.0 million during 2015, compared to $32.2 million provided during the same period in 2014, a decrease of $29.2 million. The cash provided by financing activities in 2015 was primarily attributable to receiving $10.2 million in net proceeds from the issuance of common stock and warrants which was offset by long-term debt payments of $7.1 million. The cash provided by financing activities in 2014 was primarily attributable to receiving $15.4 million in net proceeds from the issuance of common stock in our IPO, receiving $11.3 million in net proceeds from the issuance of units in our secondary offering. Additionally, long-term debt increased by $5.8 million in 2014 due to the debt refinancing in June and August 2014.

Indebtedness

Magna Notes

On April 2, 2015, we entered into an Amendment and Exchange Agreement (the “Amendment Agreement”) with MG Partners II Ltd. (“Magna”). The Amendment Agreement provides for the issuance by the Company to Magna of two new senior convertible notes, one with a maturity date in June 2016 and one with a maturity date in August 2016 (the “June Note”, the “August Note,” and collectively the “Exchange Convertible Notes”) in exchange for the Initial Convertible Note, the Additional Convertible Note and a warrant issued to Magna (“Magna Warrant”) to purchase 37,926 shares of the Company’s common stock at an exercise price of $69.75. The exchange resulted in the cancellation of the Initial Convertible Note, Additional Convertible Note and Magna Warrant.

On June 19, 2015, the Company received written notice from Magna that an event of default had occurred with respect to the Exchange Convertible Notes and underlying agreements. On September 8, 2015, the Company entered into a Settlement and Waiver Agreement (“Settlement Agreement”) with Magna. Pursuant to the Settlement Agreement, the Company paid Magna $2.5 million from the September 2015 Offering discussed above to redeem the entire $0.8 million of outstanding principal amount and the accrued interest of the June Note and to partially redeem $1.4 million principal amount of the August Note and any accrued interest. In November 2015, the Company received gross proceeds of $5.0 million from the exercise of the Series B Warrants from which the Company paid Magna an additional $1.25 million to partially redeem $1.1 million of the remaining principal amount of the August Note and any accrued interest. In December 2015, the Company raised an additional $1.4 million from the exercise of the Series C warrants issued in September 2015 from which the Company paid Magna an additional $0.4 million to partially redeem $0.3 million of the remaining principal amount of the August Note and any accrued interest. The Company has agreed to pay an additional $0.8 million to redeem in full the remaining August Note principal balance and interest if the Company receives gross proceeds of $3.6 million from the sale of equity securities. As part of the Settlement Agreement, Magna waived its event of default notice delivered to the Company on June 19, 2015 and its right to convert the August Note into shares of common stock.

The Settlement Agreement was accounted for as a debt extinguishment and the Company recorded a gain on extinguishment of debt of $2.4 million. Since the conversion features of the Exchange Convertible Notes were eliminated, the estimated fair value of the conversion features of $3.5 million was extinguished and included in the calculation of the gain on extinguishment of debt.

The outstanding principal amount of the remaining Magna August Note was $0.8 million at December 31, 2015. The Magna August Note matures on August 11, 2016, and accrues interest at an annual rate of 6.0%.

Hercules Term Loan

On June 30, 2014, we entered into a Loan and Security Agreement with Hercules Technology Capital, Inc. (“Hercules Technology” or “Hercules”) in connection with the Hercules Term Loan. The Hercules Term Loan provided us with a $20 million term loan. Principal payments commenced August 1, 2015 and are to be made in 30 equal installments of approximately $700,000, with the remainder due at maturity. The outstanding amount of the Hercules Term at December 31, 2015 was $17.1 million and it matures on January 1, 2018. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan.

The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, which was 12.7% at December 31, 2015. Interest accrues from the closing date of the loan and interest payments are due monthly. Our obligations to Hercules are secured by a first priority security interest in substantially all of our assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain affiliates and financial reporting requirements.

On September 8, 2015, we entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment amends certain terms of the Hercules Loan and Security Agreement and grants to us certain consents relating to the Settlement Agreement with Magna discussed above. The Amendment provides that if we prepay the Hercules Term Loan, we must pay a prepayment charge of 1.5% of the amount being prepaid until September 8, 2016 and 0.75% thereafter. The Amendment also increased the fee we must pay to Hercules upon prepayment of the loan or upon maturity of the loan from $1.5 million to $1.7 million. Further, the annual interest rate on the loan increase by 1.5% on December 30, 2015 from 11.2% to 12.7% since we didn’t receive gross proceeds of at least $10.0 million from the exercise of the Series B and Series C Warrants discussed above. As part of the Amendment, Hercules waived and released its event of default notice sent on June 30, 2015. Additionally, the Amendment reduces our obligation to maintain cash and cash equivalents of not less than $9.0 million to an amount that varies based on the loan amount. The minimum cash requirement is reduced by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at December 31, 2015 was $8.0 million. Although we were in compliance with the liquidity covenant at December 31, 2015, we anticipate we will be non-compliant with the liquidity covenant during the second quarter of 2016 if the note is not refinanced or additional financing is not obtained, and have therefore classified the entire obligation as a current liability. As part of the Amendment, the warrant held by Hercules was modified to increase the number of underlying shares to 103,226 and decreased the exercise price to $1.50.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2015 (in thousands):

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$17,814	$8,429	$9,385	$-	$-
Operating leases	3,790	910	2,880	-	-
Total contractual obligations	$21,604	$9,339	$12,265	$-	$-

(1)	Does not include the $1.7 million final payment fee we must pay upon prepayment in full or scheduled maturity of the term loan or monthly interest payments.

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

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2015 and 2014, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

Stock-Based Compensation Expense

We apply the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Compensation, or ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options and other equity awards as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free rate of return for a period that approximates the expected term of our stock options and our expected dividend yield. Because we were a privately-held company with no trading history prior to February 2014 and have limited stock history since February 2014, we utilize the historical stock price volatility from a representative group of public companies to estimate expected stock price volatility and our historical stock price. We selected companies from the medical device industry, specifically those who are focused on the design, development and commercialization of products for the treatment of spine disorders, and who have similar characteristics to us, such as stage of life cycle and size. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publically traded stock becomes available. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero because we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free rate of return used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

The estimated fair value of stock-based awards for employee and non-employee director services is expensed over the requisite service period. Option awards issued to non-employees, excluding non-employee directors, are recorded at their fair value as determined in accordance with authoritative guidance, are periodically revalued as the options vest and are recognized as expense over the related service period. As a result, the charge to operations for non-employee awards with vesting conditions is affected each reporting period by changes in the fair value of our common stock.

We are required to estimate the level of forfeitures expected to occur and record stock-based compensation expense only for those awards that we ultimately expect will vest. We estimate our forfeiture rate based on the type of award, employee class and historical experience.

Derivative Liabilities

Derivative liabilities includes the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815,Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense), net in our statement of comprehensive loss until the instruments settle or expire. We estimate the fair value of these instruments using the Black-Scholes-Merton or Monte-Carlo valuation models depending on the complexity of the underlying instruments. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

Recently Issued Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2015. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be presented in our Proxy Statement for the 2016 annual meeting of Shareholders and is incorporated herein by reference. The information required pursuant to General Instructions G(3) of Form 10-K on our executive officers is presented under Item 1 of this report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 will be presented in our Proxy Statement for the 2016 annual meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be presented in our Proxy Statement for the 2016 annual meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be presented in our Proxy Statement for the 2016 annual meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be presented in our Proxy Statement for the 2016 annual meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

(1)	Financial Statements. The following consolidated financial statements and the notes thereto, and the Report of Independent Registered Public Accounting Firms are incorporated by reference as provided in Item 8 of this report:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2015 and 2014	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015 and 2014	F-4

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Period from December 31, 2013 through December 31, 2015	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014	F-6

Notes to Consolidated Financial Statements	F-7

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Amedica Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

4.2	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on May 9, 2011		Amendment No. 3 to Form S-1 (Exhibit 4.9)	1/29/14	333-192232

4.3	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and GE Capital Equity Investments, Inc., dated as of December 17, 2012		Form S-1 (Exhibit 4.10)	11/8/13	333-192232

4.4	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and Zions First National Bank, dated as of December 17, 2012		Form S-1 (Exhibit 4.11)	11/8/13	333-192232

4.5	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on March 4, 2011 and May 9, 2011		Form S-1 (Exhibit 4.12)	11/8/13	333-192232

4.6	Form of Amendment to Warrant to Purchase Shares of Common Stock of the Registrant, dated as of December 18, 2012		Form S-1 (Exhibit 4.13)	11/8/13	333-192232

4.7	Form of Amendment No. 2 to Warrant to Purchase Shares of Common Stock of the Registrant, dated as of February 1, 2013	Form S-1 (Exhibit 4.14)	11/8/13	333-192232

4.8	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on August 30, 2013 and September 20, 2013, as amended	Amendment No. 2 to Form S-1 (Exhibit 4.17)	12/20/13	333-192232

4.9	Form of Amendment to Warrant to Purchase Common Stock of the Registrant, dated as of December 23, 2013	Amendment No. 3 to Form S-1 (Exhibit 4.17.1)	1/29/14	333-192232

4.10	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued to TGP Securities, Inc. on August 30, 2013 and September 20, 2013, as amended	Amendment No. 2 to Form S-1 (Exhibit 4.20)	12/20/13	333-192232

4.11	Form of Amendment to Warrant to Purchase Shares of Common Stock of the Registrant, issued to TGP Securities, Inc., dated as of December 23, 2013	Amendment No. 3 to Form S-1 (Exhibit 4.21)	1/29/14	333-192232

4.12	Hercules Warrant to Purchase Common Stock	Form 8-K (Exhibit 4.3)	7/1/2014	001-33624

4.13	Form of Warrant to be Issued to Investors in the Offering	Amendment No. 3 to Form S-1 (Exhibit 4.24)	11/19/14	333-199753

4.14	Form of Unit Purchase Option to be Issued to the Underwriters in the Offering	Amendment No. 3 to Form S-1 (Exhibit 4.25)	11/19/14	333-199753

4.15	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer and Trust Company	Amendment No. 3 to Form S-1 (Exhibit 4.26)	11/19/14	333-199753

4.16	Warrant to purchase shares of common stock of the Registrant by and between the Registrant and Hampshire MedTech Partner II, L.P., dated as of November 6, 2014	Form 8-K (Exhibit 4.1)	11/7/14	001-33624

4.17	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on September 17, 2014.	Form 10-K (Exhibit 4.27)	3/24/15	001-33624

4.18	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on November 12, 2014.	Form 10-K (Exhibit 4.28)	3/24/15	001-33624

4.19	Senior Convertible Note by Registrant payable to MG Partners II, Ltd., Issuance Date: August 12, 2014, Exchange Date: April 2, 2015	Form 8-K (Exhibit 4.2)	4/3/15	001-33624

4.20	Form of Series B Warrant	Form 8-K (Exhibit 4.2)	9/8/15	001-33624

4.21	Form of Series D Warrant	Form 8-K (Exhibit 4.4)	9/8/15	001-33624

4.22	Form of Amended and Restated Series A warrant	Form 8-K (Exhibit 4.1)	12/14/15	001-33624

4.23	Form of Amended and Restated Series C Warrant	Form 8-K (Exhibit 4.2)	12/14/15	001-33624

10.1	Securities Purchase Agreement by and between the Registrant and MG Partners II Ltd, dated as of June 30, 2014	Form 8-K (Exhibit 10.1)	7/1/2014	001-33624

10.2	Registration Rights Agreement by and between the Registrant and MG Partners II Ltd., dated as of June 30, 2014	Form 8-K (Exhibit 10.2)	7/1/2014	001-33624

10.3	Loan and Security Agreement by and among the Registrant, its subsidiary, Hercules Technology Growth Capital, Inc., and Hercules Technology III, L.P., dated as of June 30, 2014	Form 8-K (Exhibit 10.3)	7/1/2014	001-33624

10.4	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009	Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.5	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012	Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.6	Form of Change of Control Agreement*	Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.7	Form of Indemnification Agreement by and between the Registrant and its officers and directors	Amendment No. 2 to Form S-1 (Exhibit 10.14)	12/20/13	333-192232

10.8	Amedica Corporation Amended and Restated 2012 Equity Incentive Plan*	Amendment No. 4 to Form S-1 (Exhibit 10.15)	2/12/14	333-192232

10.9	Form of 2012 Stock Option Grant Notice and Stock Option Agreement*	Amendment No. 4 to Form S-1 (Exhibit 10.16)	2/12/14	333-192232

10.10	Form of 2012 Restricted Stock Award and Restricted Stock Unit Agreement*	Amendment No. 4 to Form S-1 (Exhibit 10.17)	2/12/14	333-192232

10.11	Amedica Corporation 2003 Stock Option Plan*	Form S-1 (Exhibit 10.18)	11/8/13	333-192232

10.12	Form of 2003 Non-Qualified Stock Option Agreement and Notice of Exercise of Non-Qualified Stock Option thereunder*	Form S-1 (Exhibit 10.19)	11/8/13	333-192232

10.13	Form of 2003 Incentive Stock Option Agreement and Notice of Exercise of Incentive Stock Option thereunder*	Form S-1 (Exhibit 10.20)	11/8/13	333-192232

10.14	Amendment and Exchange Agreement, date April 2, 2015, by and between the Registrant and MG Partners II, Ltd	Form 8-K (Exhibit 10.1)	4/3/15	001-33624

10.15	Consent and First Amendment to Loan and Security Agreement dated September 8, 2015 by and among Hercules Technology Growth Capital Inc., the financial institutions signatory thereto, Amedica Corporation, and the guarantors signatory thereto.		Form 8-K (Exhibit 10.1)	9/8/15	001-33624

10.16	First Amendment to Warrant to Purchase Shares of Common Stock of Amedica Corporation dated September 8, 2015, by and between Amedica Corporation and Hercules Technology III, L.P.		Form 8-K (Exhibit 10.2)	9/8/15	001-33624

10.17	Settlement and Waiver Agreement dated September 8, 2015, by and among Amedica Corporation and MG Partners II, Ltd.		Form 8-K (Exhibit 10.3)	9/8/15	001-33624

10.18	Placement Agency Agreement between Amedica Corporation and Ladenburg Thalmann & Co. Inc.		Form 8-K (Exhibit 10.4)	9/8/15	001-33624

10.19	Form of Securities Purchase Agreement between Amedica Corporation and the Purchasers Dated September 8, 2015		Form 8-K (Exhibit 10.5)	9/8/15	001-33624

10.20	Form of Registration Rights Agreement		Form 8-K (Exhibit 10.6)	9/8/15	001-33624

10.21	Form of Leak-Out Agreement		Form 8-K Exhibit 10.1)	12/14/15

21.1	List of Subsidiaries of the Registrant		Form S-1 (Exhibit 21.1)	11/8/13	333-192232

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Chief Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: March 23, 2016	/S/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2016	/S/ Ty A. Lombardi
Ty A. Lombardi
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2016	/S/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: March 23, 2016	/S/ David W. Truetzel
David W. Truetzel, Director

Date: March 23, 2016	/S/ Jeffrey S. White
Jeffrey S. White, Director

Date: March 23, 2016	/S/ Eric A. Stookey
Eric A. Stookey, Director

AMEDICA CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Amedica Corporation

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Amedica Corporation as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedica Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and negative operating cash flows and needs to obtain additional financing to be compliant with debt covenants through 2016. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds, LLC
Salt Lake City, Utah
March 23, 2016

Amedica Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$11,485	$18,247
Trade accounts receivable, net of allowance of $49 and $54, respectively	2,660	2,513
Prepaid expenses and other current assets	821	1,247
Inventories, net	9,131	11,675
Total current assets	24,097	33,682

Property and equipment, net	2,472	3,515
Intangible assets, net	3,687	4,188
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$36,454	$47,583

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$643	$778
Accrued liabilities	3,421	3,146
Current portion of long-term debt	16,957	19,070
Total current liabilities	21,021	22,994

Deferred rent	432	517
Long-term debt	-	3,061
Other long-term liabilities	171	134
Derivative liabilities	598	13,970

Commitments and contingencies
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and 2014	-	-
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 10,886,248 and 1,756,911 shares issued and outstanding at December 31, 2015 and 2014, respectively	109	16
Additional paid-in capital	210,660	179,396
Accumulated deficit	(196,537)	(172,505)
Total stockholders’ equity	14,232	6,907
Total liabilities, convertible preferred stock and stockholders’ equity	$36,454	$47,583

See accompanying notes.

Amedica Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014
Product revenue	$19,453	$22,765
Costs of revenue	6,250	7,910
Gross profit	13,203	14,855
Operating expenses:
Research and development	6,387	6,742
General and administrative	6,436	13,588
Sales and marketing	12,421	18,692
Total operating expenses	25,244	39,022
Loss from operations	(12,041)	(24,167)
Other income (expense):
Interest income	-	12
Interest expense	(4,339)	(3,650)
Gain (loss) on extinguishment of debt	2,171	(2,194)
Change in fair value of derivative liabilities	(7,605)	(251)
Loss on extinguishment of derivative liabilities	(1,263)	-
Offering costs	(821)	(2,026)
Other expense	(14)	(306)
Total other income (expense)	(11,871)	(8,415)
Net loss before income taxes	(23,912)	(32,582)
Provision for income taxes	-	-
Net comprehensive loss	$(23,912)	$(32,582)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	-	-
Total comprehensive loss	$(23,912)	$(32,582)

Net loss per share attributable to common stockholders:
Basic and diluted	$(5.50)	$(39.93)

Weighted average common shares outstanding:
Basic and diluted	4,344,253	815,997

See accompanying notes.

Amedica Corporation

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

					Additional
	Convertible				Paid-In Capital/		Total
	Preferred Stock		Common Stock		(Capital	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficiency)	Deficit	Equity (Deficit)
Balance at December 31, 2013	80,910,394	$161,456	39,845	$-	$(13,136)	$(139,923)	$(153,059)
Issuance of common stock in connection with IPO, net of issuance costs	–	–	245,527	2	14,396	–	14,398
Preferred stock converted to common upon IPO	(80,910,394)	(161,456)	535,319	5	162,427	–	162,432
Issuance of units in connection with secondary offering, net of issuance costs	–	–	762,776	8	2,039	–	2,047
Issuance of common stock upon exercise of warrants	–	–	622	–	24	–	24
Issuance of common stock with notes payable	–	–	3,390	–	219	–	219
Issuance of common stock upon conversion of notes payable	–	–	136,472	1	2,426	–	2,427
Stock-based compensation	–	–	32,960	–	11,001	–	11,001
Net loss	–	–	–	–	–	(32,582)	(32,582)
Balance at December 31, 2014	–	$-	1,756,911	$16	$179,396	$(172,505)	$6,907
Issuance of common stock upon cashless exercise of unit warrants	–	–	2,546,856	26	11,563	–	11,589
Issuance of common stock with offering	–	–	874,891	9	122	–	131
Issuance of common stock upon exercise of warrants, net of issuance costs	–	–	5,607,839	56	15,816	–	15,872
Issuance of common stock upon conversion of notes payable	–	–	24,860	1	376	–	377
Stock-based compensation	–	–	74,891	1	984	(120)	865
Reclassification of derivative liabilities to equity	–	–	–	–	2,403	–	2,403
Net loss	–	–	–	–	–	(23,912)	(23,912)
Balance at December 31, 2015	–	$-	10,886,248	$109	$210,660	$(196,537)	$14,232

See accompanying notes.

Amedica Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December,
	2015	2014
Cash flow from operating activities
Net loss	$(23,912)	$(32,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,652	1,839
Amortization of intangible assets	501	501
Amortization of lease incentive for tenant improvements	20	20
Non cash interest expense	2,194	1,849
(Gain) loss on extinguishment of debt	(2,171)	2,194
Stock based compensation	911	10,217
Change in fair value of derivative liabilities	7,605	251
Loss on extinguishment of derivative liabilities	1,263	-
(Gain) loss on disposal of equipment	(21)	305
Provision for inventory reserve	1,333	2,630
Bad debt expense	(27)	65
Offering costs	821	2,026
Changes in operating assets and liabilities:
Trade accounts receivable	(120)	239
Prepaid expenses and other current assets	(74)	2,775
Inventories	1,357	(3,438)
Accounts payable and accrued liabilities	(395)	(3,413)
Net cash used in operating activities	(9,063)	(14,522)
Cash flows from investing activities
Purchase of property and equipment	(695)	(2,172)
Proceeds from sale of property and equipment	37	43
Decrease in restricted cash	-	392
Net cash used in investing activities	(658)	(1,737)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	4,337	15,369
Proceeds from issuance of units, net of issuance costs	-	11,320
Proceeds from issuance of stock in connection with exercise of warrants, net of issuance costs	5,863	-
Payments on long-term debt	(2,949)	(19,000)
Debt extinguishment payments	(4,112)	(810)
Proceeds from issuance of long-term debt	-	26,800
Payment of deferred financing costs	(60)	(1,452)
Purchase of treasury stock	(120)	-
Net cash provided by financing activities	2,959	32,227
Net increase (decrease) in cash and cash equivalents	(6,762)	15,968
Cash and cash equivalents at beginning of period	18,247	2,279
Cash and cash equivalents at end of period	$11,485	$18,247

Noncash investing and financing activities
Preferred stock converted into common stock	$-	$161,456
Reclassification of derivative liability	$4,229	$5
Stock and derivative liabilities issued with long-term debt	$-	$3,477
Debt converted to common stock	$202	$1,500
Common stock issued for cashless exercise of warrant derivative liabilities	$19,772	$-
Issuance of treasury stock upon conversion of RSUs to common stock	$120	$-
Derivative liabilities recorded as a debt discount	$382	$-
Supplemental cash flow information
Cash paid for interest	$2,379	$1,731

See accompanying notes.

AMEDICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2015 and 2014

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

Liquidity and Capital Resources

For the years ended December 31, 2015 and 2014, the Company incurred a net loss of $23.9 million and $32.6 million, respectively and used cash in operations of $9.1 million and $14.5 million, respectively. The Company had an accumulated deficit of $196.5 million and $172.5 million at December 31, 2015 and 2014, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2016.

As discussed further in Note 7, the Company has entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $8.0 million at December 31, 2015. At December 31, 2015, the Company’s cash balance was approximately $11.5 million. The Company anticipates that it will need to refinance the note or obtain additional funding during the second quarter of 2016 to maintain compliance through 2016 with the liquidity covenant related to the Hercules Term Loan. However, if the Company is unable to refinance the note or access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of the lender. Although the Company is seeking to refinance the note or obtain additional financing, additional funding may not be available to the Company on favorable or acceptable terms, or at all. Any additional equity financing, if available to the Company, will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to our financial statements as a result of this uncertainty.

Reverse Stock Split

On January 25, 2016, the Company effected a 1 for 15 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these financial statements prior to January 25, 2016 have been adjusted retroactively to reflect the reverse stock split.

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

At December 31, 2015, one customer receivable balance was 11% of the Company’s total trade accounts receivable. At December 31, 2014, no customer receivable balance was 10% or greater of the Company’s total trade accounts receivable. There was one customer that accounted for 10% or more of the Company’s revenue representing 12% of revenue for the year ended December 31, 2015. There were two customers that accounted for 10% or more of the Company’s revenue representing 28% of revenue for the year ended December 31, 2014.

The Company’s allowance for bad debts as of December 31, 2015 and 2014 was $49,000 and $54,000, respectively. For the years ended December 31, 2015 and 2014, the Company recorded bad debt recoveries of $27,000 and bad debt expense of $65,000, respectively.

Revenue Recognition

The Company derives its product revenue primarily from the sale of spinal fusion devices and related products used in the treatment of spine disorders. The Company’s product revenue is generated from sales to three types of customers: (1) surgeons and hospitals; (2) stocking distributors; and (3) private label customers. Most of our products are sold on a consignment basis through a network of independent sales distributors; however, the Company also sells its products to independent stocking distributors and private label customers. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. The Company generates the majority of its revenue from the sale of inventory that is consigned to independent sales distributors that facilitate sells of the Company’s products to surgeons and hospitals. For these products, we recognize revenue at the time we are notified the product has been used or implanted and all other revenue recognition criteria have been met. For all other transactions, the Company recognizes revenue when title and risk of loss transfer to the stocking distributor or private label customer, and all other revenue recognition criteria have been met. The Company generally recognizes revenue from sales to stocking distributors and private label customers at the time the product is shipped. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. The Company’s stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. The Company’s policy is to classify shipping and handling costs billed to customers as an offset to total shipping expense in the statement of operations, primarily within sales and marketing. In general, the Company’s customers do not have any rights of return or exchange.

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

Cash and Cash Equivalents

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

In accounting for long-lived assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances indicate that the carrying amount of an asset may not be recovered. The Company has not recognized any impairment loss for property and equipment for the years ended December 31, 2015 and 2014.

Long-Lived Assets, Indefinite-lived Intangible and Goodwill

Periodically, the Company assesses potential impairment of its long-lived assets, which include property, equipment, and acquired intangible assets. The Company performs an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. The Company amortizes finite-lived intangible assets on a straight-line basis over their estimated useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2015 and 2014.

The Company tests goodwill and indefinite-lived intangibles for impairment annually as of December 31, or whenever events or changes in circumstances indicate that goodwill or indefinitely-lived intangibles may be impaired. For goodwill, the Company initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. For goodwill impairment testing purposes, we consider the value of our equity, including the value of our convertible preferred stock, in the total carrying value of our single reporting unit. If, after assessing the totality of events or circumstances, the Company determines it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the Company performs a first step by comparing the book value of net assets to the fair value of the Company’s single reporting unit. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company performed the first step and determined that it was not more-likely-than-not that the fair value of the Company’s single reporting unit was less than its carrying amount and no goodwill impairment was recognized during the years ended December 31, 2015 and 2014.

The impairment test for indefinite-lived intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset, using the income approach, with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company recorded no impairment loss for indefinite-lived intangible assets during the years ended December 31, 2015 and 2014.

Derivative Liabilities

Derivative liabilities includes the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense), in the Company’s statements of operations and comprehensive loss until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes-Merton or Monte-Carlo valuation models depending on the complexity of the underlying instrument. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were approximately $31,000 and $149,000 million for the years ended December 31, 2015 and 2014, respectively.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. The Company recognizes interest and penalties as a component of the provision for income taxes. No interest or penalties were recognized in the years ended December 31, 2015 and 2014.

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

Offering Costs

Offering costs consist of legal, accounting and other advisory costs related to the Company’s efforts to raise capital. Offering costs associated with the Company’s IPO activities were recorded to additional paid-in capital as a reduction of the IPO proceeds.

Since the warrants issued in the Company’s November 2014 secondary offering were considered liabilities, a portion of the offering costs were expensed and the remaining amount was reclassified to additional paid-in capital as a reduction of proceeds from the secondary offering.

All of the September 2015 offering costs were expensed since the warrants were considered liabilities at issuance and the value of the warrants exceeded the gross proceeds from the offering.

New Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its financial statements.

In May 2014, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2015	2014
Common stock warrants	1,510,953	1,110,468
Convertible notes	-	584,807
Common stock options	112,639	92,232
Restricted stock units	-	70,650
	1,623,592	1,858,157

2. Inventories

The components of inventory were as follows (in thousands):

	December 31,
	2015	2014
Raw materials	$819	$839
WIP	235	486
Finished Goods	8,077	10,350
	$9,131	$11,675

Finished goods include consigned inventory of approximately $3.8 million and $3.0 million as of December 31, 2015 and December 31, 2014, respectively.

3. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	December 31,
	2015	2014
Manufacturing and lab equipment	$7,463	$7,427
Surgical instruments	8,672	8,217
Leasehold improvements	1,439	1,439
Software and computer equipment	845	845
Furniture and equipment	629	628
	19,048	18,556
Less: accumulated depreciation	(16,576)	(15,041)
	$2,472	$3,515

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	December 31,
	2015	2014
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
	9,587	9,587
Less accumulated amortization	(5,900)	(5,399)
	$3,687	$4,188

Based on the recorded intangibles at December 31, 2015, the estimated amortization expense is expected to be approximately $501,000 per year through 2020 and $834,000 thereafter.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at December 31, 2015 and December 31, 2014. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2015 and December 31, 2014:

	Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$598	$598

	Fair Value Measurements at December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$11,358	$11,358
Conversion feature of notes	-	-	2,612	2,612
Total derivative liability	$-	$-	$13,970	$13,970

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2015 and 2014. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2015 and 2014:

	Common Stock Warrants	Preferred Stock Warrants	Conversion Feature of Notes	Total Derivative Liability
Balance at December 31, 2013	$(199)	$(11)	$-	$(210)
Issuances of derivatives	(12,617)	-	(1,930)	(14,547)
Reclassification from liability to equity	-	5	-	5
Extinguishment of derivative liabilities	24	-	1,008	1,032
Change in fair value	1,434	6	(1,690)	(250)
Balance at December 31, 2014	$(11,358)	$-	$(2,612)	$(13,970)

Balance at December 31, 2014	$(11,358)	$-	$(2,612)	$(13,970)
Issuances of derivatives	(14,556)	-	-	(14,556)
Modification of terms	(382)	-	-	(382)
Decrease in liability due to debt conversions	-	-	179	179
Decrease in liability due to warrants being exercised	20,335	-	-	20,335
Reclassification from liability to equity	2,403	-	-	2,403
Extinguishment of derivative liabilities	-	-	3,468	3,468
Change in fair value	2,960	-	(1,035)	1,925
Balance at December 31, 2015	$(598)	$-	$-	$(598)

$9.5 million of the warrant derivatives issued during September 2015 were recorded as a loss and included in the change in fair value of derivative liabilities per the Consolidated Statements of Operations and Comprehensive Loss since the value of the derivative liabilities issued exceeded the proceeds received from the issuance of common stock and warrants. See Footnote 8 for additional information.

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance. In December 2015, 2.2 million of the warrants were no longer classified as derivative liabilities and were reclassified to equity.

The assumptions used in estimating the common stock warrant liability at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015	December 31, 2014
Weighted-average risk free interest rate	1.71%	1.53%
Weighted-average expected life (in years)	3.7	4.7
Expected dividend yield	0%	0%
Weighted average expected volatility	119%	116%

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

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Commissions	$867	$846
Payroll and related expenses	683	1,001
Royalties	515	531
Interest payable	222	333
Final loan payment fees	783	233
Other	351	202
	$3,421	$3,146

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

The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, which was 12.7% at December 31, 2015. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are to be made in 30 equal installments of approximately $700,000, with the remainder due at maturity. The Company’s obligations to Hercules are secured by a first priority security interest in substantially all of its assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules Technology. The Amendment amended certain terms the Hercules Loan and Security Agreement and granted certain consents to the Company relating to the Settlement Agreement with Magna discussed below. The Amendment provides that if the Company prepays its loan from Hercules, it must pay a prepayment charge of 1.5% of the amount being prepaid until September 8, 2016 and thereafter 0.75%. The Amendment also increased the fee the Company must pay to Hercules upon the maturity of the loan or if it is prepaid from $1.5 million to $1.7 million. Further, the annual interest rate on the loan increased by 1.5% on December 30, 2015 because the Company did not receive gross proceeds of at least $10.0 million from the exercise of the Series B and Series C Warrants discussed in Footnote 8. Additionally, the Amendment reduced the Company’s obligation to maintain cash and cash equivalents of not less than $9.0 million to an amount that varies based on the loan amount. The minimum cash requirement is reduced by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at December 31, 2015 was $8.0 million. Although the Company was in compliance with the liquidity covenant at December 31, 2015, the Company anticipates that it will be non-compliant with the liquidity covenant during the second quarter of 2016 if the note is not refinanced or additional financing is not obtained, and has therefore classified the entire obligation as a current liability.

As part of the Amendment, the warrant held by Hercules was modified to increase the number of underlying shares to 103,226 and decrease the exercise price to $1.50. The warrant modification increased the estimated fair value of the warrant by $382,000, which was recorded as a debt discount and an increase in derivative liability at time of modification. The debt discount is being amortized over the life of the loan.

Magna Notes

On April 2, 2015, we entered into an Amendment and Exchange Agreement (the “Amendment Agreement”) with Magna. The Amendment Agreement provides for the issuance by the Company to Magna of two new senior convertible notes, one with a maturity date in June 2016 and one with a maturity date in August 2016 (the “June Note”, the “August Note,” and collectively the “Exchange Convertible Notes”) in exchange for the Initial Convertible Note, the Additional Convertible Note and a warrant issued to Magna (“Magna Warrant”) to purchase 37,926 shares of the Company’s common stock at an exercise price of $69.75. The exchange resulted in the cancellation of the Initial Convertible Note, Additional Convertible Note and Magna Warrant.

On June 19, 2015, the Company received written notice from Magna that an event of default had occurred with respect to the Exchange Convertible Notes and underlying agreements. On September 8, 2015, the Company entered into a Settlement and Waiver Agreement (“Settlement Agreement”) with Magna. Pursuant to the Settlement Agreement, the Company paid Magna $2.5 million from the September 2015 Offering discussed in Footnote 8 to redeem the entire $797,000 of outstanding principal amount and accrued interest of the June Note and to partially redeem $1.4 million principal amount of the August Note and any accrued interest. On November 18, 2015, the Company paid Magna $1.3 million of the funds raised from exercise of the Series B warrants discussed in Footnote 8 to redeem $1.1 million of outstanding principal and the associated accrued interest. On December 31, 2015, the Company paid Magna $368,000 of the funds raised from exercise of the Series C warrants discussed in Footnote 8 to redeem $311,000 of outstanding principal and the associated accrued interest. As part of the Settlement Agreement, Magna waived its event of default notice delivered to the Company on June 19, 2015 and its right to convert the August Note into shares of common stock.

The Settlement Agreement was accounted for as a debt extinguishment and the Company recorded a gain on extinguishment of debt of $2.2 million during the year ended December 31, 2015. Since the conversion features of the Exchange Convertible Notes were eliminated, the estimated fair value of the conversion features of $3.5 million was extinguished and included in the calculation of the gain on extinguishment of debt.

During the year ended December 31, 2015, Magna converted a total of $202,000 of the principal amount of the Initial Convertible Note into 24,867 shares of common stock. The Company recorded a loss upon extinguishment of $79,000 during the year ended December 31, 2015 related to the conversion into shares of common stock. During the year ended December 31, 2014, Magna converted a total of $1.5 million of the principal amount of the Initial Convertible Note into 136,472 shares of common stock. The Company recorded a loss upon extinguishment of $598,000 during the year ended December 31, 2014.

The Company recorded $176,000 and $144,000 in interest expense as per the stated interest on the convertible notes during the years ended December 31, 2015 and 2014, respectively. The Company accreted $520,000 and $384,000 in interest expense related to the debt discounts on the convertible notes during the year ended December 31, 2015 and 2014. The effective interest rate for the convertible June Note and August Note was 50% and 29%, respectively.

The outstanding principal amount of the remaining Magna August Note was $763,000 at December 31, 2015. The Magna August Note matures on August 11, 2016, and accrues interest at an annual rate of 6.0%.

Outstanding long-term debt consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Outstanding Principal	Unamortized Discount	Net Carrying Amount	Outstanding Principal	Unamortized Discount	Net Carrying Amount
Hercules Term Loan	$17,051	$(857)	$16,194	$20,000	$(930)	$19,070
Convertible Note	-	-	-	4,500	(1,439)	3,061
Magna Note	763	-	763	-	-	-
Total debt	17,814	(857)	16,957	24,500	(2,369)	22,131
Less: Current portion	(17,814)	857	(16,957)	(20,000)	930	(19,070)
Long-term debt	$-	$-	$-	$4,500	$(1,439)	$3,061

The following summarizes by year the future principal payments on the Hercules Term Loan and the Magna August Note as of December 31, 2015 (in thousands):

	Hercules Term Loan	Magna Note	Total
Years Ending December 31,
2016	$7,666	$763	$8,429
2017	8,567	-	8,567
2018	818	-	818
Total future principal payments	$17,051	$763	$17,814

8. Equity

September 2015 Offering

In September 2015, the Company entered into a Securities Purchase Agreement whereby it issued to certain investors 874,891 shares of common stock at a price of $5.72 per share for gross proceeds of $5.0 million before deducting placement agent fees and related offering expenses of $663,000. Pursuant to the terms of the Securities Purchase Agreement the company also issued to the investors 874,891 each of Series A warrants, Series B warrants and Series C warrants.

Shareholder approval was required for the issuance of the common shares underlying the Series B and Series C warrants. On November 3, 2015, the stockholders approved the proposal to allow the Company to issue the underlying shares upon exercise of the Series B and Series C warrants. In November 2015, the automatic exercise provision of the Series B warrants triggered and the Company received gross proceeds of $5.0 million and issued 3,324,192 shares of common stock in exchange for all 874,891 of the Series B warrants. Furthermore, pursuant to the terms of the warrant agreement, the number of Series A warrants increased by 3,324,192 to 4,199,082 and the exercise price of the Series A warrant was adjusted from $7.05 to $1.50. In December 2015, the Company amended the Series A and Series C warrants, whereby the exercise prices of the Series A and Series C warrants were fixed at $1.50 and the number of Series C warrants was fixed at 1,093,613. The Company received gross proceeds of $1.4 million and issued 962,969 shares of common stock upon exercise of 962,969 Series C warrants. The remaining 130,644 Series C warrants expired on December 30, 2015. Furthermore, pursuant to the terms of the warrant agreement, the number of Series A warrants increased by 962,969. During the year ended December 31, 2015, the Company issued 1,315,781 shares of common stock upon the cashless exercise of 3,924,687 Series A warrants. There were 1,237,365 outstanding Series A warrants at December 31, 2015 that terminate on December 11, 2020. The Company paid $585,000 in offering costs in connection with the proceeds received from the exercise of the Series B and C warrants.

The Series A warrants, Series B warrants and Series C warrants were initially considered to be liabilities and were marked to market at each reporting period until they were exercised, terminated or were no longer classified as liabilities. At December 31, 2015, the remaining Series A warrants were no longer considered liabilities. The Company estimated the fair value of these warrants to be $14.4 million at issuance. The Company recorded $4.9 million of the $5.0 million gross proceeds from the offering to derivative liabilities and $131,000 to equity and recorded a loss of $9.5 million, which was included in the change in fair value of derivative liabilities per the Condensed Consolidated Statements of Operations and Comprehensive Loss. Furthermore, all of the $821,000 of the September 2015 offering costs were expensed since the value of the warrants exceeded the gross proceeds.

The Company entered into a placement agent agreement in connection with the September 2015 Offering. As part of the placement agent agreement, the Company issued a warrant to the placement agent to purchase 43,745 shares of common stock at an exercise price of $7.05. The warrant was determined to be a liability at issuance and the estimated fair value of $157,000 was included in offering costs.

November 2014 Secondary Offering

On November 26, 2014, the Company completed a secondary offering, in which the Company sold and issued 762,777 units. Each unit was issued at a price of $17.10 and consisted of one share of common stock and one common stock warrant (“Secondary Offering Warrant”). The Company issued an additional 114,417 Secondary Offering Warrants pursuant to the underwriters’ over-allotment option. The Company received proceeds of approximately $11.3 million, net of approximately $1.7 million in cash underwriting and other offering costs, from the secondary offering.

The Secondary Offering Warrants were immediately exercisable after issuance into common shares at an exercise price of $22.20 and terminate on November 26, 2019. The Secondary Offering Warrants contain a cashless exercise provision whereby the holders may exercise warrants by paying the exercise price in cash or, in lieu of payment of the exercise price in cash, at any time 120 days after issuance, by electing to receive a cash payment from the Company equal to the Black Scholes Value (as defined below) of the number of shares the holder elects to exercise (the “Black Scholes Payment”); provided that we have discretion as to whether to deliver the Black Scholes Payment or, subject to meeting certain conditions, to deliver a number of shares of our common stock according to the following formula (the “Cashless Exercise”):

Total Shares = (A x B) / C

Where:

●	Total Shares is the number of shares of common stock to be issued upon a Cashless Exercise

●	A is the total number of shares with respect to which the warrant is then being exercised.

●	B is the Black Scholes Value (as defined below).

●	C is the closing bid price of our common stock as of two trading days prior to the time of such exercise.

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

The Secondary Offering Warrants are considered to be liabilities and are marked to market at each reporting period. During the year ended December 31, 2015, 869,825 of the Secondary Offering Warrants had been exercised via the cashless exercise provision resulting in the issuance of 2,546,856 shares of common stock. Had the cashless exercise provision been exercised by all the holders of the remaining 7,368 Secondary Offering Warrants at December 31, 2015, the Company would have had to either pay $88,000 in cash or issue an additional 58,000 shares of common stock. The number of shares of common stock that would be required to satisfy the cashless exercise provision increases as the price of the Company’s common stock decreases and decreases as the price of the Company’s common stock increases.

Initial Public Offering

On February 12, 2014, the Company completed an IPO of its common stock, in which the Company sold and issued 245,527 shares of common stock, including 12,194 shares sold pursuant to the exercise by the underwriters of their over-allotment option, at an issuance price of $86.25 per share, less underwriting discounts and commissions. The Company received proceeds of approximately $15.4 million, net of approximately $5.8 million in underwriting and other offering costs from the IPO.

On February 11, 2014, the holders of a majority of the outstanding shares of the Company’s Series F convertible preferred stock agreed to waive the conversion adjustment under the Company’s Restated Certificate of Incorporation such that in no event would the denominator used to calculate the conversion ratio be less than $120.00, provided that the Company completed its IPO on or before June 30, 2014. Upon completion of the IPO in February 2014, all 80,910,394 outstanding shares of preferred stock converted into 535,319 shares of common stock and the value of the convertible preferred stock of $161.5 million was reclassified to stockholders’ equity. Furthermore, upon completion of the IPO, 2,344,731 warrants representing all outstanding warrants exercisable for shares of preferred stock converted into warrants exercisable for 10,656 shares of common stock and the convertible preferred stock warrant liability was reclassified to stockholders’ equity. Following the completion of the IPO, there were no shares of preferred stock or warrants exercisable for shares of preferred stock outstanding.

Other Issuances

During the year ended December 31, 2015, the Company issued 18,000 shares of common stock to a service provider as consideration for services to be rendered under a consulting agreement. Furthermore, 56,891 shares of common stock were issued upon the conversion of restricted stock units into common stock, of which 13,789 shares of common stock were withheld to satisfy the employees’ tax withholding obligations associated with the conversion of the restricted stock units into common stock. The withheld shares were included in treasury stock at a total value of $120,000, which was based on the market price of the common stock on the date the shares were issued. During June 2015, these treasury shares were issued upon the conversion of restricted stock units into common stock. Additionally, during the year ended December 31, 2015, 17 shares of common stock were issued upon the exercise of other warrants.

9. Stock-Based Compensation

Option and Equity Plans

In May 2015, the stockholders of the Company approved an increase in the aggregate number of common shares issuable under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) by 66,667 shares to 305,746 shares. The total number of shares available for grant under the 2012 Plan at December 31, 2015 was 93,039.

Stock Options

A summary of the Company’s stock option activity for the year ended December 31, 2015 is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
Outstanding at December 31, 2014	92,289	$76.95
Granted	115,690	$13.20
Exercised	-	-
Forfeited	(70,447)	$41.10
Expired	(25,159)	$43.65
Outstanding at December 31, 2015	112,373	$41.55	7.7	$-
Exercisable at December 31, 2015	44,879	$83.10	5.5	$-
Vested and expected to vest at December 31, 2015	109,996	$42.15	7.7	$-

The aggregate intrinsic value in the table above is calculated as the difference between the estimated fair value of the Company’s stock at December 31, 2015 and the exercise price of each option.

The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014 was $5.32 and $25.05, respectively.

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Weighted-average risk-free interest rate	1.64%	1.85%
Weighted-average expected life (in years)	6.30	6.30
Expected dividend yield	0%	0%
Weighted-average expected volatility	48%	47%

Restricted Stock Awards

Restricted stock awards (“RSA”) activity for the year ended December 31, 2015 was as follows:

	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2014	-	$-
Granted	18,000	$4.80
Vested	(18,000)	$4.80
Forfeited	-	$-
Unvested at December 31, 2015	-

The total fair value of RSAs vested during the year ended December 31, 2015 was $87,000. The Company recorded $87,000 of stock-based compensation for RSAs during the year ended December 31, 2015.

Stock-Based Awards Granted to Nonemployees

The Company from time to time grants options to purchase common stock or restricted stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. No options were granted to non-employees during the year ended December 31, 2015. The Company granted 18,000 RSAs to non-employees and recorded stock-based compensation expense of $87,000 during the year ended December 31, 2015. The Company granted 11,029 options and 6,309 restricted stock awards to non-employees and recorded stock-based compensation expense of $712,000 during the year ended December 31, 2014.

The following assumptions were used in the Black-Scholes valuation model related to non-employee stock options granted during the year ended December 31, 2014:

December 31, 2014
Weighted-average risk-free interest rate	2.52%
Weighted-average expected life (in years)	9.7
Expected dividend yield	0%
Weighted-average expected volatility	44%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Year Ended December 31,
	2015	2014
Cost of revenue	$50	$317
Research and development	177	1,318
General and administrative	514	6,244
Selling and marketing	170	2,338
Capitalized into inventory	75	784
Total stock-based compensation expense	$986	$11,001

Unrecognized stock-based compensation at December 31, 2015 was as follows (in thousands):

Weighted
Average
	Unrecognized	Remaining Period
	Stock-Based	of Recognition
	Compensation	(in years)
Stock options	$484	1.9

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax benefit (in thousands):

	Year Ended December 31,
	2015	2014
Federal statutory rate	(35.0)%	(34.0)%
State taxes, net of federal benefit	(2.3)%	(4.3)%
Research and development credits	1.5%	(0.7)%
Equity related expenses	10.7%	2.9%
Change in valuation allowance	25.1%	36.1%
Total income tax expense	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$56,679	$50,673
Depreciation	37	60
Research credits	2,222	2,587
Other	6,308	6,057
Total deferred tax assets	65,246	59,377
Deferred tax liabilities:
Amortization of intangible assets	(807)	(918)
Total deferred tax liabilities	(807)	(918)
Net deferred tax assets	64,439	58,459
Less valuation allowance	(64,573)	(58,593)
Net deferred tax assets (liabilities)	$(134)	$(134)

At December 31, 2015 and 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $148.2 million and $132.5 million, respectively. The federal and state net operating loss carryforwards will expire from 2023 to 2035, unless previously utilized. Additionally, the Company believes an ownership change occurred in 2015 that would trigger the limitation on usage of net operating losses imposed by Internal Revenue Code section 382. Because of this limitation, a significant portion of the net operating losses would more likely than not expire unused.

During the years ended December 31, 2015 and 2014, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance increased by approximately $6.0 million and $11.7 million for the years ended December 31, 2015 and 2014, respectively.

11. Commitments and Contingencies

The Company currently leases laboratory, manufacturing and office space and equipment under noncancelable operating leases which provide for rent holidays and escalating payments. Lease incentives, including rent holidays, allowances for tenant improvements and rent escalation provisions, are recorded as deferred rent. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term. Sublease income is recorded as a reduction of rent expense. For each of the years ended December 31, 2015 and 2014, rental expense was $734,000 and $810,000, respectively. Sublease income was $84,000 during the year ended December 31, 2015.

The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015 (in thousands):

	Operating Leases	Sublease Income	Total
Year ending December 31:
2016	$910	$(125)	$785
2017	938	(129)	809
2018	962	(43)	919
2019	980	-	980
Total minimum lease payments	$3,790	$(297)	$3,493

The Company has entered into consulting and development agreements with some of its advisors, including some surgeon advisors. The Company has agreed to pay some of the surgeon advisors a portion of the net profits attributable to the sale of specific spine products for which the surgeon advisors provided the Company with consulting and related services related to the conceptualization, development, testing, clearance, approval and/or related matters involving implant products. The Company is obligated to pay royalties to different surgeon advisors in connection with the sale of certain of its implant products. These agreements generally continue until the later of (a) ten years from the date of the agreements, and (b) the expiration of the patent rights relating to the devices covered by the agreements, when rights have been assigned by the individuals to the Company. The Company incurred royalties of $775,000 and $1.3 million related to these agreements for the years ended December 31, 2015 and 2014, respectively. None of the royalty arrangements contain minimum royalty payments.

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

In October 2013, the Company entered into a one-year consulting agreement for financial advisory services with Creation Advisors in which Creation Advisors was to receive compensation of up to $180,000 in cash (payable $15,000 per month). The Company paid $45,000 under this agreement during the year ended December 31, 2014. This agreement was terminated in March 2014 and as consideration for termination of the agreement, the Company paid $60,000 and issued 3,334 restricted shares of common stock, valued at $372,000, to Creation Advisers.

12. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $175,000 and $164,000 relating to retirement contributions for the years ended December 31, 2015 and 2014, respectively.

13. Subsequent Events

Subsequent to December 31, 2015, the Company issued 536,388 shares of common stock upon the cashless exercise of 1,137,365 Series A warrants.

