Form 10-Q
period 2016-03-31
AMEDICA Corp
filed 2016-05-13
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33624

Amedica Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	84-1375299
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1885 West 2100 South, Salt Lake City, UT	84119
(Address of principal executive offices)	(Zip Code)

(801) 839-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,236,071 shares of common stock, $0.01 par value, were outstanding at May 13, 2016

Amedica Corporation

Amedica Corporation

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,943	$11,485
Trade accounts receivable, net of allowance of $28 and $49, respectively	1,848	2,660
Prepaid expenses and other current assets	705	229
Inventories, net	8,492	9,131
Total current assets	18,988	23,505

Property and equipment, net	2,333	2,472
Intangible assets, net	3,562	3,687
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$31,081	$35,862

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$982	$643
Accrued liabilities	3,203	3,421
Current portion of long-term debt	14,785	16,365
Total current liabilities	18,970	20,429

Deferred rent	405	432
Other long-term liabilities	169	171
Derivative liabilities	604	598

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 11,422,636 and 10,886,248 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	114	109
Additional paid-in capital	210,744	210,660
Accumulated deficit	(199,925)	(196,537)
Total stockholders’ equity	10,933	14,232
Total liabilities and stockholders’ equity	$31,081	$35,862

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Product revenue	$4,173	$4,743
Costs of revenue	893	1,522
Gross profit	3,280	3,221
Operating expenses:
Research and development	1,608	1,843
General and administrative	1,562	2,027
Sales and marketing	2,594	3,357
Total operating expenses	5,764	7,227
Loss from operations	(2,484)	(4,006)
Other income (expense):
Interest expense	(900)	(1,100)
Loss on extinguishment of debt	-	(79)
Change in fair value of derivative liabilities	(11)	(177)
Loss on extinguishment of derivative liabilities	-	(16)
Other expense	7	(3)
Total other income (expense)	(904)	(1,375)
Net loss before income taxes	(3,388)	(5,381)
Provision for income taxes	-	-
Total comprehensive loss	$(3,388)	$(5,381)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.30)	$(3.00)
Weighted average common shares outstanding:
Basic and diluted	11,193,250	1,795,296

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flow from operating activities
Net loss	$(3,388)	$(5,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	389	428
Amortization of intangible assets	125	125
Amortization of lease incentive for tenant improvements	5	5
Non cash interest expense	405	551
Loss on extinguishment of debt	-	79
Stock based compensation	88	592
Change in fair value of derivative liabilities	6	177
Loss on extinguishment of derivative liabilities	-	16
(Gain) loss on disposal of equipment	(4)	3
Provision for inventory reserve	373	326
Bad debt recovery	-	(20)
Changes in operating assets and liabilities:
Trade accounts receivable	813	(35)
Prepaid expenses and other current assets	(476)	(330)
Inventories	263	293
Accounts payable and accrued liabilities	(64)	200
Net cash used in operating activities	$(1,465)	$(2,971)
Cash flows from investing activities
Purchase of property and equipment	(259)	(277)
Proceeds from sale of property and equipment	16	3
Net cash used in investing activities	$(243)	$(274)
Cash flows from financing activities
Payments on long-term debt	(1,834)	-
Purchase of treasury stock	-	(120)
Net cash used in financing activities	$(1,834)	$(120)
Net decrease in cash and cash equivalents	(3,542)	(3,365)
Cash and cash equivalents at beginning of period	11,485	18,247
Cash and cash equivalents at end of period	$7,943	$14,882

Noncash investing and financing activities
Debt converted to common stock	$-	$202
Common stock issued for cashless exercise of warrant derivative liabilities	$-	$739
Supplemental cash flow information
Cash paid for interest	$507	$548

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 23, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015.

In accordance with the adoption of Accounting Standards Update (“ASU”) 2015-03, the Company’s debt issuance costs have been reclassified to be presented in the Condensed Consolidated Balance Sheets as a direct reduction from the debt liability rather than as an asset.

The following is a reconciliation of the effect of these reclassifications on the Company’s Condensed Consolidated Balance Sheet at December 31, 2015 (in thousands):

	December 31, 2015
	As Reported	Adjustments	As Revised
Assets:
Prepaid expenses and other current assets	$821	$(592)	$229
Liabilities:
Current portion of long-term debt	16,957	(592)	16,365

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

Liquidity and Capital Resources

For the three months ended March 31, 2016 and 2015, the Company incurred a net loss of $3.4 million and $5.4 million, respectively, and used cash in operations of $1.5 million and $3 million, respectively. The Company had an accumulated deficit of $199.9 million and $196.5 million at March 31, 2016 and December 31, 2015, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2016.

As discussed further in Note 7, the Company has entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $7.0 million at March 31, 2016. At March 31, 2016, the Company’s cash balance was approximately $7.9 million. The Company anticipates that it will need to refinance the note or obtain additional funding early in the third quarter of 2016 to maintain compliance through 2016 with the liquidity covenant related to the Hercules Term Loan. However, if the Company is unable to refinance the note or access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of the lender. Although the Company is seeking to refinance the note or obtain additional financing, additional funding may not be available to the Company on favorable or acceptable terms, or at all. Any additional equity financing, if available to the Company, will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to our financial statements as a result of this uncertainty.

See Note 11. Subsequent Events for further discussion with respect to the assignment of $3.0 million of the principal balance of the Hercules Term Loan to Riverside Merchant Partners, LLC (“Riverside”) and the subsequent agreement between the Company and Riverside to exchange the $3.0 million of the Hercules Term Loan held by Riverside for subordinated convertible promissory notes in the aggregate principal amount of $3.0 million.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

In March 2016 the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company is still evaluating the impact that this standard will have on its consolidated financial statements.

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this ASU will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its financial statements.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, convertible notes, stock options and unvested restricted stock units. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities representing approximately 800,000 and 2.9 million shares of common stock at March 31, 2016 and 2015, respectively.

3. Inventories

The components of inventory were as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$788	$819
WIP	229	235
Finished Goods	7,475	8,077
Total inventory	$8,492	$9,131

Finished goods include consigned inventory in the amounts of approximately $3.4 million and $3.8 million as of March 31, 2016 and December 31, 2015, respectively.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
Total intangibles	9,587	9,587
Less accumulated amortization	(6,025)	(5,900)
Total intangibles net of amortization	$3,562	$3,687

Based on the recorded intangibles at March 31, 2016, the estimated amortization expense is expected to be $375,000 during the remainder of 2016 and approximately $501,000 per year through 2020 and $834,000 thereafter.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at March 31, 2016 and December 31, 2015. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2016 and December 31, 2015:

	Fair Value Measurements at March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$604	$604

	Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$598	$598

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2016 and 2015. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016 and 2015:

	Common Stock Warrants	Preferred Stock Warrants	Conversion Feature of Notes	Total Derivative Liability
Balance at December 31, 2014	$(11,358)	$-	$(2,612)	$(13,970)
Decrease in liability due to debt conversions	-	-	179	179
Decrease in liability due to warrants being exercised	723	-	-	723
Change in fair value	435	-	(612)	(177)
Balance at March 31, 2015	$(10,200)	$-	$(3,045)	$(13,245)

Balance at December 31, 2015	$(598)	$-	$-	$(598)
Increase in fair value included in earnings, as other income	(6)	-	-	(6)
Balance at March 31, 2016	$(604)	$-	$-	$(604)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance.

The assumptions used in estimating the common stock warrant liability at March 31, 2016 and December 31, 2015 were as follows:

	March 31,2016	December 31, 2015
Weighted-average risk free interest rate	1.06%	1.71%
Weighted-average expected life (in years)	3.55	3.7
Expected dividend yield	0%	0%
Weighted average expected volatility	137%	119%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Commissions	$563	$867
Payroll and related expenses	359	683
Royalties	478	515
Interest payable	237	222
Final loan payment fees	922	783
Other	644	351
Total accrued liabilities	$3,203	$3,421

7. Debt

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, and was 12.7% at March 31, 2016. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are to be made in 30 equal installments of approximately $700,000, with the remainder due at maturity. The Company’s obligations to Hercules are secured by a first priority security interest in substantially all of its assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the minimum cash balance required by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at March 31, 2016 was $7.0 million. Although the Company was in compliance with the liquidity covenant at March 31, 2016, the Company anticipates that it will be non-compliant with the liquidity covenant early in the third quarter of 2016 if additional financing is not obtained or the loan is not restructured, and has therefore classified the entire obligation as a current liability.

See Note 11. Subsequent Events for further discussion with respect to the assignment of $3.0 million of the principal balance of the Hercules Term Loan to Riverside Merchant Partners, LLC (“Riverside”) and the subsequent agreement between the Company and Riverside to exchange the $3.0 million of the Hercules Term Loan held by Riverside for subordinated convertible promissory notes in the aggregate principal amount of $3.0 million.

Magna Note

In August 2014, the Company entered into a Securities Purchase Agreement with Magna pursuant to which the Company sold to Magna an unsecured promissory note with an aggregate principal amount of $3.5 million (the “Magna Note”). The outstanding principal amount of the Magna Note was $763,000 at March 31, 2016. The Magna Note matures on August 11, 2016, and accrues interest at an annual rate of 6.0%.

Outstanding long-term debt consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
Hercules Term Loan	15,218	(1,186)	14,032	17,051	(1,420)	15,631
Magna Note	763	(10)	753	763	(29)	734
Total debt	15,981	(1,196)	14,785	17,814	(1,449)	16,365
Less: Current portion	(15,981)	1,196	(14,785)	(17,814)	1,449	(16,365)
Long-term debt	$-	$-	$-	$-	$-	$-

The following summarizes by year the future principal payments as of March 31, 2016 (in thousands):

Years Ending December 31,	Hercules Term Loan	Magna Note	Total
2016	$5,787	$763	$6,550
2017	8,643	-	8,643
2018	788	-	788
Total future principal payments	$15,218	$763	$15,981

8. Equity

536,388 shares of common stock were issued upon the cashless exercise of 1,137,365 Series A warrants issued in September 2015. The remaining number of Series A warrants was 100,000 at March 31, 2016.

9. Stock-Based Compensation

Option and Equity Plans

In January 2016, the aggregate number of shares issuable under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) was increased by 37,879 to 342,425, in accordance with the 2012 plan.

The total number of shares available for grant under the 2012 Plan at March 31, 2016 was 121,248.

Stock Options

A summary of the Company’s stock option activity for the three months ended March 31, 2016 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2015	112,373	$41.53
Granted	23,004	$1.69
Expired	13,702	$24.17
Outstanding at March 31, 2016	121,675	$35.95
Exercisable at March 31, 2016	74,859	$60.65
Vested and expected to vest at March 31, 2016	119,112	$36.50

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Weighted-average risk-free interest rate	1.86%	1.62%
Weighted-average expected life (in years)	6.3	6.3
Expected dividend yield	0%	0%
Weighted-average expected volatility	65%	46%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenue	$4	$29
Research and development	29	122
General and administrative	40	328
Selling and marketing	15	142
Capitalized into inventory	2	39
Total stock-based compensation expense	$90	$660

Unrecognized stock-based compensation at March 31, 2016 was as follows (in thousands):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition (in years)
Stock options	$435	1.7

10. Commitments and Contingencies

On April 1, 2016, Hampshire MedTech Partners II, GP (“Hampshire GP”) filed suit against the Company in the Travis County, Texas 200th Judicial District Court relating to a Warrant to Purchase Shares of Common Stock issued to Hampshire MedTech Partners II, LP (“Hampshire LP”) on November 6, 2014 (the “Warrant”). Hampshire GP alleges that as a result of a subsequent financing the Company breached the anti-dilution provision of the Warrant by failing to increase the number of shares subject to the Warrant as well as failing to reduce the exercise price of the Warrant. Hampshire GP seeks damages in excess of $1,000,000. The Company has not yet answered Hampshire GP’s complaint and intends to vigorously defend itself in this suit.

From time to time, the Company is subject to other various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

11. Subsequent Events

Hercules and Riverside Debt Assignment

On April 4, 2016, the Company entered into an Assignment and Second Amendment to Loan and Security Agreement (the “Assignment Agreement”) with Riverside Merchant Partners, LLC (“Riverside”), and Hercules, pursuant to which Hercules sold $1.0 million of the principal amount outstanding under the Hercules Term Loan, as amended to Riverside. In addition, pursuant to the terms of the Assignment Agreement, Riverside acquired an option to purchase an additional $2.0 million of the principal amount outstanding under the Hercules Term Loan from Hercules. On April 18, 2016, Riverside purchased an additional $1.0 million of the principal amount of the Hercules Term Loan and on April 27, 2016, Riverside purchased an additional $1.0 million of the principal amount of the Hercules Term Loan from Hercules.

Riverside Debt Exchange

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 100,000 shares of common stock of the Company at a fixed exercise price of $1.62 per share (the “First Exchange Warrant”) (the “Exchange”). In addition, pursuant to the terms and conditions of the Exchange Agreement, the Company and Riverside had the option to exchange an additional $2.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of up to $2.0 million and an additional warrant to purchase 100,000 shares of common stock (the “Second Exchange Warrant”). On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). Additionally, on April 27, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 100,000 shares of the Company’s common stock at a fixed exercise price of $1.66 per share. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

All principal accrued under the Exchange Notes is convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $1.43 per share (the “Conversion Price”). All principal outstanding under each of the Exchange Notes will be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bears interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes is payable in cash or, if certain conditions are met, payable in shares of common stock at the Company’s option, at a conversion price of $1.34 per share.

Pursuant to the terms of the Third Exchange Note, since the volume-weighted average price of the Company’s common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 140,000 shares of common stock (the “True-Up Shares”) to Riverside.

As of May 13, 2016, the entire principal amount of the First and Second Exchange Notes, $200,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes has been converted into 1,672,788 shares of common stock leaving the total principal balance outstanding under the Exchange Notes at $800,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2015 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

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

Biomaterials come in an array of synthetic or natural materials available in a variety of forms that are used in virtually every medical specialty. We believe our silicon nitride biomaterial has superior characteristics compared to commonly used biomaterials in the markets we are targeting, including polyetheretherketone (“PEEK”), which is the most common biomaterial used for interbody spinal fusion products. Specifically, we believe our silicon nitride has the following key attributes: promotion of bone growth; antibacterial properties; superior biocompatibility; hardness, strength and resistance to fracture; resistance to wear; non-corrosive; and superior diagnostic imaging compatibility.

We currently market our Valeo™ family of silicon nitride interbody spinal fusion devices in the United States, Europe and Brazil for use in the cervical and thoracolumbar areas of the spine. We believe our Valeo devices have a number of advantages over existing products due to silicon nitride’s key characteristics, resulting in faster and more effective fusion and reduced risk of infection.

In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal surgery products which allows us to provide surgeons and hospitals with a more complete solution for spinal procedures. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 46% and 44% of our product revenues for the quarters ended March 31, 2016 and 2015, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.

In addition to the markets into which we directly sell our products, we are utilizing our silicon nitride technology platform to expand our current penetration in the spinal fusion market through original equipment manufacturer (“OEM”) and private label partnerships. We also expect to do the same in other markets such as total hip and knee joint replacements, dental, extremities, trauma, and sports medicine. We believe our biomaterial expertise, strong intellectual property, and formulaic manufacturing process will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using our proprietary silicon nitride formulation and technology platform to improve their characteristics. We believe the OEM and private label partnerships we will continue to develop will lead to an accelerated adoption of silicon nitride for medical applications and offer the Company incremental revenue at improved operating margins as compared to our existing distributor spine sales.

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

Recent Developments

Hercules and Riverside Debt Assignment

In April 2016, we entered into an Assignment Agreement with Riverside, and Hercules, pursuant to which Hercules sold $3.0 million of the principal amount outstanding under the Hercules Term Loan to Riverside. For a more detailed description of the Assignment Agreement refer to Note 11 Subsequent Events in the consolidated financial statements of this Report.

Riverside Debt Exchange

In April 2016, we entered into an exchange agreement with Riverside, which resulted in the exchange of $3.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for three subordinated convertible promissory notes each in the principal amount of $1.0 million. Pursuant to the terms and conditions of the exchange we offered a warrant to purchase 100,000 shares of the Company’s common stock at a fixed exercise price of $1.62 per share and a warrant to purchase an additional 100,000 shares of the Company’s common stock at a fixed exercise price of $1.66 per share.

All principal accrued under the Exchange Notes is convertible into shares of the Company’s common stock at the election of the Holder at any time at a fixed conversion price of $1.43 per share. All principal outstanding under each of the Exchange Notes will be due on March 3, 2018. Each of the Exchange Notes bears interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes is payable in cash or, if certain conditions are met, payable in shares of common stock at the Company’s option, at a conversion price of $1.34 per share.

Pursuant to the terms of the Third Exchange Note, since the volume-weighted average price of the Company’s common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 140,000 shares of common stock (the “True-Up Shares”) to Riverside.

Each of the First and Second Exchange Warrants will be exercisable commencing on the six month and one day anniversary of the date of issuance and will remain exercisable until the close of business on the five year anniversary of the date of issuance, but not thereafter. If the shares underlying the Exchange Warrants are not registered for resale with the Securities and Exchange Commission, the Exchange Warrants will be exercisable on a cashless basis.

As of May 13, 2016, the entire principal amount of the First and Second Exchange Notes, $0.2 million of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes has been converted into 1,672,788 shares of common stock leaving the total principal balance outstanding under the Exchange Notes at $0.8 million.

For a more detailed description of the Riverside Debt Exchange refer to Note 11 Subsequent Events in the consolidated financial statements of this Report.

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

We believe our product revenue from the sale of our silicon nitride based products will increase due to our sales and marketing efforts and as we introduce new silicon nitride based products into the market and our product revenue from the sale of our non-silicon nitride products to remain flat. We expect that our product revenue will continue to be primarily attributable to sales of our products in the United States.

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

Specific provisions for excess or obsolete inventory are also included in cost of revenue. In addition, we pay royalties attributable to the sale of specific products to some of our surgeon advisors that assisted us in the design, regulatory clearance or commercialization of a particular product. These payments are recorded as cost of revenue.

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

We expect our general and administrative expenses to remain relatively flat.

RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Product revenue	$4,173	$4,743	$(570)	(12)%
Costs of revenue	893	1,522	(629)	(41)%
Gross profit	3,280	3,221	59	2%
Operating expenses:
Research and development	1,608	1,843	(235)	(13)%
General and administrative	1,562	2,027	(465)	(23)%
Sales and marketing	2,594	3,357	(763)	(23)%
Total operating expenses	5,764	7,227	(1,463)	(20)%
Loss from operations	(2,484)	(4,006)	1,522	38%
Other income (expense), net	(904)	(1,375)	471	34%
Net loss before income taxes	(3,388)	(5,381)	1,993	37%
Provision for income taxes	-	-	-
Net loss	$(3,388)	$(5,381)	$1,993	37%

Product Revenue

The following table sets forth our product revenue from sales of the indicated product category for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Silicon Nitride	$2,238	$2,658	$(420)	(16)%
Non-Silicon Nitride	1,935	2,085	(150)	(7)%
Total product revenue	$4,173	$4,743	$(570)	(12)%

For the three months ended March 31, 2016, total product revenue was $4.2 million as compared to $4.7 million in the same period 2015, a decrease of $0.5 million, or 12%. This decrease was due to lower private label sales during the quarter and weaker than expected commercial sales in a key geographic area during the implementation of our commercial sales expansion strategy. The decrease in revenue for the three months ended March 31, 2016 was also attributable, in part, to continued market pricing pressure and hospital vendor consolidation.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Domestic	$4,009	$4,732	$(723)	(15)%
International	164	11	153	1,391%
Total product revenue	$4,173	$4,743	$(570)	(12)%

International revenue increased $0.2 million during the three months ended March 31, 2016 as compared to the same periods in 2015, primarily as a result of increased sales of our silicon nitride products in Brazil and Europe.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2016, our cost of revenue decreased $0.6 million, or 41%, as compared to the same period in 2015. The decrease was primarily due to the decline in sales and the moratorium on the medical device excise tax in addition to receiving a refund for the medical device excise tax. Furthermore, there was minimal private label revenue during the three months ended March 31, 2016 resulting in increased gross profit during the three months ended March 31, 2016 as compared to the same period in 2015.

Research and Development Expenses

For the three months ended March 31, 2016, research and development expenses decreased $0.2 million, or 13%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.5 million decrease in personnel related expenses and a $0.1 million decrease of stock compensation expense. These improvements were offset by an increase of $0.3 million of costs that were not capitalized to inventory due to lower inventory production rates in 2016 as compared to 2015.

General and Administrative Expenses

For the three months ended March 31, 2016, general and administrative expenses decreased $0.5 million, or 23%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.3 million decrease in personnel related expenses and a $0.3 million decrease in stock compensation expense. These improvements were offset, in part, by a $0.1 million increase in patent related expenses during the quarter.

Sales and Marketing Expenses

For the three months ended March 31, 2016, sales and marketing expenses decreased $0.8 million, or 23%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.4 million decrease in personnel related expenses, a decrease of $0.1 million of stock compensation expense, and a decrease of $0.3 million in commissions due to lower sales.

Other Income (Expense), Net

For the three months ended March 31, 2016, other expense decreased $0.5 million, or 34%, as compared to the same period in 2015. This decrease was primarily due to a net decrease of $0.2 million in the change in fair value of derivative liabilities due to the significant reduction in the balance of our derivative liabilities and a decrease of $0.2 million in interest expense as a result of lower debt balances. Additionally, there was a decrease of $0.1 million from a loss on extinguishment of debt during three months ended March 31, 2015.

Liquidity and Capital Resources

For the three months ended March 31, 2016 and 2015, we incurred a net loss of $3.4 million and $5.4 million, respectively, and used cash in operations of $1.5 million and $3.0 million, respectively. We have an accumulated deficit of $199.9 million as of March 31, 2016. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. As of March 31, 2016, we had approximately $7.9 million in cash and cash equivalents.

We will need to, from time-to-time, seek additional financing through the issuance of common stock and/or debt, to satisfy our debt obligations and financial covenants, meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We anticipate we will need to obtain additional funding early in the third quarter of 2016 to maintain compliance with the financial and liquidity covenants related to the Hercules Term Loan. If the Company is unable to access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of Hercules Technology. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock

Going Concern

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(1,465)	$(2,971)
Net cash used in investing activities	(243)	(274)
Net cash used in financing activities	(1,834)	(120)
Net cash used	$(3,542)	$(3,365)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $1.5 million to $1.5 million during the three months ended March 31, 2016, from $3.0 million for the same period in 2015. The decrease in cash used in operating activities during 2016 was primarily due to an overall decrease of $1.1 million in operational expenditures as we continue to focus our efforts to reduce costs. Additionally, accounts receivable decreased $0.8 million, which was offset by an increase of $0.4 million in accounts payable and prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2016 was consistent with the level of cash used in the same period 2015. This cash was used to replenish our inventory of instrumentation.

Net Cash Used in Financing Activities

Net cash used in financing activities was $1.8 million during the three months ended March 31, 2016, compared to $0.1 million used during the same period in 2015. This increase in net cash used by financing activities in 2016 was primarily attributable to principal payments made on our notes payable.

Indebtedness

Hercules Term Loan

On June 30, 2014, we entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, which was 12.7% at March 31, 2016. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are to be made in 30 equal installments of approximately $700,000, with the remainder due at maturity. The Company’s obligations to Hercules are secured by a first priority security interest in substantially all of its assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.

On September 8, 2015, we entered into a Consent and First Amendment to Loan and Security Agreement with Hercules. The Amendment modified the liquidity covenant to reduce the minimum cash balance required by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at March 31, 2016 was $7.0 million. Although the Company was in compliance with the liquidity covenant at March 31, 2016, we anticipate that we will be non-compliant with the liquidity covenant early in the third quarter of 2016 if additional financing is not obtained or the loan is not restructured, and has therefore classified the entire obligation as a current liability.

As discussed previously in Recent Developments under the headings “Hercules and Riverside Debt Assignment”, Hercules sold $3.0 million in principal of its term loan to Riverside during April 2016. Following the assignment, the monthly principal payments were reduced to approximately $500,000. See additional information above in Recent Developments under the headings, “Hercules and Riverside Debt Assignment” and “Riverside Debt Exchange.”

Magna Note

The outstanding principal amount of the Magna Note was $763,000 at March 31, 2016. The Magna Note matures on August 11, 2016, and accrues interest at an annual rate of 6.0%. We have agreed to pay an additional $0.8 million to redeem in full the remaining principal balance and interest if the Company receives gross proceeds of $3.6 million from the sale of equity securities.

Riverside Debt Exchange

For a description of our indebtedness to Riverside, see information above under the heading in Recent Developments “Riverside Debt Exchange.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those policies during the three months ended March 31, 2016. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On April 1, 2016, Hampshire MedTech Partners II, GP (“Hampshire GP”) filed suit against us in the Travis County, Texas 200th Judicial District Court relating to a Warrant to Purchase Shares of Common Stock issued by us to Hampshire MedTech Partners II, LP (“Hampshire LP”) on November 6, 2014 (the “Warrant”). Hampshire GP alleges that as a result of a subsequent financing we breached the anti-dilution provision of the Warrant by failing to increase the number of shares subject to the Warrant as well as failing to reduce the exercise price of the Warrant. Hampshire GP seeks damages in excess of $1,000,000. We have not yet answered Hampshire GP’s complaint and we intend to vigorously defend ourselves in this suit.

We are not aware of any other pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition. The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various additional legal proceedings from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From, April 6, 2016 to May 13, 2016 the Company issued Riverside Merchant Partners, LLC (“Riverside”) a total of 1,812,788 shares of common stock in connection with the conversion of $2.4 million in convertible debt principal and interest held by Riverside. The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Common Stock Purchase Warrant		Form 8-K	04/05/2016	001-33624

10.1	Assignment and Second Amendment to Loan and Security Agreement, dated April 4, 2016, by and among the Company Riverside Merchant Partners, LLC, Hercules Technology III, L.P. and Hercules Capital, Inc., the financial institutions signatory thereto, Amedica Corporation, and the guarantors signatory thereto		Form 8-K	04/05/2016	001-33624

10.2	Exchange Agreement dated April 4, 2016, by and among Amedica Corporation and Riverside Merchant Partners, LLC		Form 8-K	04/05/2016	001-33624

10.3	Subordinated Convertible Promissory Note, dated April 4, 2016, by and among Amedica Corporation and Riverside Merchant Partners, LLC		Form 8-K	04/05/2016	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: May 13, 2016	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	/s/ Ty A. Lombardi
Ty A. Lombardi
Chief Financial Officer (Principal Financial and Accounting Officer)

