Form 10-Q
period 2016-06-30
AMEDICA Corp
filed 2016-08-12
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

23,582,001 shares of common stock, $0.01 par value, were outstanding at August 8, 2016

Amedica Corporation

Part I. Financial Information

Item 1. Financial Statements

Amedica Corporation

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$5,155	$11,485
Trade accounts receivable, net of allowance of $26 and $49, respectively	1,950	2,660
Prepaid expenses and other current assets	531	229
Inventories, net	8,144	9,131
Total current assets	15,780	23,505

Property and equipment, net	2,090	2,472
Intangible assets, net	3,437	3,687
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$27,505	$35,862

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,960	$643
Accrued liabilities	3,469	3,421
Current portion of lease liability	19	-
Current portion of long-term debt	10,681	16,365
Total current liabilities	16,129	20,429

Deferred rent	376	432
Long-term debt	469	-
Lease liability, net of current portion	38	-
Other long-term liabilities	166	171
Derivative liabilities	574	598

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 250,000,000 shares authorized; 13,306,001 and 10,886,248 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	133	109
Additional paid-in capital	214,609	210,660
Accumulated deficit	(204,989)	(196,537)
Total stockholders’ equity	9,753	14,232
Total liabilities and stockholders’ equity	$27,505	$35,862

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product revenue	$4,023	$4,780	$8,196	$9,523
Costs of revenue	1,017	1,363	1,910	2,885
Gross profit	3,006	3,417	6,286	6,638
Operating expenses:
Research and development	1,553	1,553	3,161	3,396
General and administrative	1,360	1,334	2,922	3,361
Sales and marketing	2,594	3,126	5,188	6,483
Total operating expenses	5,507	6,013	11,271	13,240
Loss from operations	(2,501)	(2,596)	(4,985)	(6,602)
Other income (expense):
Interest expense	(2,353)	(1,134)	(3,253)	(2,234)
Loss on extinguishment of debt	(244)	-	(244)	(79)
Change in fair value of derivative liabilities	35	(923)	24	(1,100)
Loss on extinguishment of derivative liabilities	-	(1,245)	-	(1,261)
Other expense	(1)	(35)	6	(38)
Total other income (expense)	(2,563)	(3,337)	(3,467)	(4,712)
Net loss before income taxes	(5,064)	(5,933)	(8,452)	(11,314)
Provision for income taxes	-	-	-	-
Net comprehensive loss	(5,064)	(5,933)	(8,452)	(11,314)
Other comprehensive loss, net of tax:
Total comprehensive loss	$(5,064)	$(5,933)	$(8,452)	$(11,314)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.40)	$(1.64)	$(0.71)	$(4.16)
Weighted average common shares outstanding:
Basic and diluted	12,761,814	3,622,491	11,981,865	2,717,688

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flow from operating activities
Net loss	$(8,452)	$(11,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	772	841
Amortization of intangible assets	250	250
Amortization of lease incentive for tenant improvements	10	10
Non cash interest expense	2,365	1,130
Loss on extinguishment of debt	244	79
Stock based compensation	145	704
Change in fair value of derivative liabilities	(24)	1,100
Loss on extinguishment of derivative liabilities	-	1,261
(Gain) loss on disposal of equipment	(7)	4
Provision for inventory reserve	696	625
Bad debt recovery	-	(7)
Changes in operating assets and liabilities:
Trade accounts receivable	711	11
Prepaid expenses and other current assets	(219)	(289)
Inventories	296	556
Accounts payable and accrued liabilities	834	(284)
Net cash used in operating activities	$(2,379)	$(5,323)
Cash flows from investing activities
Purchase of property and equipment	(350)	(417)
Proceeds from sale of property and equipment	23	7
Net cash used in investing activities	$(327)	$(410)
Cash flows from financing activities
Proceeds from the exercise of warrants	1	-
Payments on long-term debt	(3,424)	-
Issuance costs paid for debt	(198)	-
Payments for capital lease	(3)	-
Purchase of treasury stock	-	(120)
Net cash used in financing activities	$(3,624)	$(120)
Net decrease in cash and cash equivalents	(6,330)	(5,853)
Cash and cash equivalents at beginning of period	11,485	18,247
Cash and cash equivalents at end of period	$5,155	$12,394

Noncash investing and financing activities
Deferred financing costs included in accounts payable and accrued liabilities	$69	$-
Debt converted to common stock	$2,480	$202
Common stock issued for cashless exercise of warrant derivative liabilities	$-	$11,563
Issuance of treasury stock upon conversion of RSUs to common stock	$-	$120
Capital lease for property and equipment	$60	$-
Supplemental cash flow information
Cash paid for interest	$938	$1,110

See accompanying notes.

AMEDICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Amedica Corporation (“Amedica” or “the Company”) was incorporated in the state of Delaware on December 10, 1996. Amedica is a materials company focused on developing, manufacturing and selling silicon nitride ceramics that are used in medical implants and in a variety of industrial devices. At present, Amedica commercializes silicon nitride in the spine implant market. The Company believes that its silicon nitride manufacturing expertise positions it favorably to introduce new and innovative devices in the medical and non- medical fields. Amedica also believes that it is the first and only company to commercialize silicon nitride medical implants. The Company acquired US Spine, Inc. (“US Spine”), a Delaware spinal products corporation with operations in Florida, on September 20, 2010. The Company’s products are sold primarily in the United States.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 23, 2016. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

Liquidity and Capital Resources

For the six months ended June 30, 2016 and 2015, the Company incurred a net loss of $8.5 million and $11.3 million, respectively, and used cash in operations of $2.4 million and $5.3 million, respectively. The Company had an accumulated deficit of $205.0 million and $196.5 million at June 30, 2016 and December 31, 2015, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2016.

As discussed further in Note 7, in June 2014, the Company entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $4.5 million at June 30, 2016. At June 30, 2016, the Company’s cash balance was approximately $5.2 million. Prior to completion of a secondary offering in July 2016 described further herein in Note 11, the Company anticipated that it would need to refinance the note or obtain additional funding early in the third quarter of 2016 to maintain compliance through 2016 with the liquidity covenant related to the Hercules Term Loan. As a result of completing a secondary offering in July 2016, the Company now believes it is in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan into the second quarter of 2017. To maintain compliance beyond that date, the Company would need to refinance the note or obtain additional funding in or prior to the second quarter of 2017. If the Company is unable to refinance the note or access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of the lender. Although the Company may seek to refinance the note or obtain additional financing, additional funding may not be available to the Company on favorable or acceptable terms, or at all. Any additional equity financing, if available to the Company, will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to our financial statements as a result of this uncertainty.

See Note 7 for further discussion with respect to the assignment of $3.0 million of the principal balance of the Hercules Term Loan to Riverside Merchant Partners, LLC (“Riverside”) and the subsequent agreement between the Company and Riverside to exchange the $3.0 million of the Hercules Term Loan held by Riverside for subordinated convertible promissory notes in the aggregate principal amount of $3.0 million.

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

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this update will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its financial statements.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, convertible notes, stock options and unvested restricted stock units. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities representing approximately 1.5 million and 1.0 million shares of common stock at June 30, 2016 and 2015, respectively.

3. Inventories

The components of inventory were as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$773	$819
WIP	268	235
Finished Goods	7,103	8,077
Total inventory	$8,144	$9,131

Finished goods include consigned inventory in the amounts of approximately $3.6 million and $3.8 million as of June 30, 2016 and December 31, 2015, respectively.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
Total intangibles	9,587	9,587
Less accumulated amortization	(6,150)	(5,900)
Total intangibles net of amortization	$3,437	$3,687

Based on the recorded intangibles at June 30, 2016, the estimated amortization expense is expected to be $250,000 during the remainder of 2016 and approximately $501,000 per year through 2020 and $834,000 thereafter.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at June 30, 2016 and December 31, 2015. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2016 and December 31, 2015:

	Fair Value Measurements at June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$574	$574

	Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$598	$598

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2016 and 2015. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2016 and 2015:

	Common Stock Warrants	Convertible Notes	Total Derivative Liability
Balance at December 31, 2014	$(11,358)	$(2,612)	$(13,970)
Decrease in liability due to debt conversions	-	179	179
Decrease in liability due to warrants being exercised	10,302	-	10,302
Change in fair value	208	(1,308)	(1,100)
Balance at June 30, 2015	$(848)	$(3,741)	$(4,589)

Balance at December 31, 2015	$(598)	$-	$(598)
Decrease in fair value included in earnings, as other income	24	-	24
Balance at June 30, 2016	$(574)	$-	$(574)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance.

The assumptions used in estimating the common stock warrant liability at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Weighted-average risk free interest rate	0.84%	1.71%
Weighted-average expected life (in years)	3.5	3.7
Expected dividend yield	0%	0%
Weighted average expected volatility	119%	119%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Commissions	$592	$867
Payroll and related expenses	562	683
Royalties	472	515
Interest payable	195	222
Final loan payment fees	1,091	783
Other	557	351
Total accrued liabilities	$3,469	$3,421

7. Debt

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, and was 12.7% at June 30, 2016. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal installments of approximately $500,000, with the remainder due at maturity. The Company’s obligations to Hercules are secured by a first priority security interest in substantially all of its assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the minimum cash balance required by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at June 30, 2016 was $4.5 million. As a result of the secondary offering completed in July 2016, the Company now believes it is in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan into the second quarter of 2017. To maintain compliance beyond that date, the Company would need to refinance the note or obtain additional funding in or prior to the second quarter of 2017, and has therefore classified the entire obligation as a current liability.

See discussion below with respect to the assignment of $3.0 million of the principal balance of the Hercules Term Loan to Riverside Merchant Partners, LLC (“Riverside”) and the subsequent agreement between the Company and Riverside to exchange the $3.0 million of the Hercules Term Loan held by Riverside for subordinated convertible promissory notes in the aggregate principal amount of $3.0 million.

Magna Note

In August 2014, the Company entered into a Securities Purchase Agreement with Magna pursuant to which the Company sold to Magna an unsecured promissory note with an aggregate principal amount of $3.5 million (the “Magna Note”). The outstanding principal amount of the Magna Note was $763,000 at June 30, 2016. The Magna Note matures on August 11, 2016, and accrues interest at an annual rate of 6.0%.

Hercules and Riverside Debt Exchange

On April 4, 2016, the Company entered into an Assignment and Second Amendment to Loan and Security Agreement (the “Assignment Agreement”) with Riverside Merchant Partners, LLC (“Riverside”), and Hercules, pursuant to which Hercules sold $1.0 million of the principal amount outstanding under the Hercules Term Loan to Riverside. In addition, pursuant to the terms of the Assignment Agreement, Riverside acquired an option to purchase an additional $2.0 million of the principal amount outstanding under the Hercules Term Loan from Hercules. On April 18, 2016, Riverside exercised and purchased an additional $1.0 million of the principal amount of the Hercules Term Loan and on April 27, 2016, Riverside exercised the remainder of its option and purchased an additional $1.0 million of the principal amount of the Hercules Term Loan from Hercules.

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 100,000 shares of common stock of the Company at a fixed exercise price of $1.63 per share (the “First Exchange Warrant”) (the “Exchange”). All principal accrued under the Exchange Notes is convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $1.43 per share (the “Conversion Price”). The closing stock price on April 4, 2016, was $1.63 and a beneficial conversion feature of $246,000 was recorded to equity and as a debt discount. The warrant value of $106,000 was recorded to equity and as a debt discount.

In addition, pursuant to the terms and conditions of the Exchange Agreement, the Company and Riverside had the option to exchange an additional $2.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of up to $2.0 million and an additional warrant to purchase 100,000 shares of common stock (the “Second Exchange Warrant”). The Exchange Agreement also provided that if the volume-weighted average price of the Company’s common stock was less than the Conversion Price, the Company would issue up to an additional 150,000 shares of common stock (the “True-Up Shares”) to Riverside, which was subsequently reduced to 140,000 shares of common stock.

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $2.02 and a beneficial conversion feature of $413,000 was recorded to equity and as a debt discount. Additionally, on April 28, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 100,000 shares of the Company’s common stock at a fixed exercise price of $1.66 per share. The warrant value of $107,000 was recorded to equity and as a debt discount. The closing stock price on April 28, 2016, was $1.66 and a beneficial conversion feature of $268,000 was recorded to equity and as a debt discount. Financing costs were $267,000 and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $244,000 at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of the Company’s common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 140,000 shares of common stock to Riverside and recorded the value of the True-Up Shares of $199,000 to interest expense and equity.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bears interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes is payable in cash or, if certain conditions are met, payable in shares of common stock at the Company’s option, at a conversion price of $1.34 per share. As of June 30, 2016, the entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes had been converted into 1,742,718 shares of common stock leaving the total principal balance outstanding under the Exchange Notes at $700,000. The debt discounts associated with the converted debt was recorded to interest expense. As noted in Note 11 below, in July 2016, the Company redeemed in full the remaining principal balance and interest related to the Riverside Debt.

Outstanding long-term debt consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
Hercules Term Loan	10,628	(706)	9,922	17,051	(1,420)	15,631
Convertible Note	700	(231)	469	-	-	-
Magna Note	763	(4)	759	763	(29)	734
Total debt	12,091	(941)	11,150	17,814	(1,449)	16,365
Less: Current portion	(11,391)	710	(10,681)	(17,814)	1,449	(16,365)
Long-term debt	$700	$(231)	$469	$-	$-	$-

The following summarizes by year the future principal payments as of June 30, 2016 (in thousands):

Years Ending December 31,	Hercules Term Loan	Magna Note	Riverside Note	Total
2016	$3,111	$763	$-	$3,874
2017	6,858	-	-	6,858
2018	659	-	700	1,359
Total future principal payments	$10,628	$763	$700	$12,091

8. Equity

During the six months ended June 30, 2016, 536,388 shares of common stock were issued upon the cashless exercise of 1,137,365 Series A warrants issued in September 2015 and 647 shares of common stock were issued upon warrants exercised for cash.

1,882,718 shares of common stock were issued related to the Riverside Debt discussed in Note 7.

9. Stock-Based Compensation

Option and Equity Plans

In May 2016, the stockholders of the Company approved a proposal to increase the number of shares of common stock available for issuance under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) by 800,000 shares, from 342,425 to 1,142,425.

The total number of shares available for grant under the 2012 Plan at June 30, 2016 was 921,272.

Stock Options

A summary of the Company’s stock option activity for the six months ended June 30, 2016 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2015	112,373	$41.53
Granted	23,004	$1.69
Expired	(13,702)	$24.17
Outstanding at June 30, 2016	121,675	$35.95
Exercisable at June 30, 2016	81,111	$56.73
Vested and expected to vest at June 30, 2016	119,738	$36.37

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30
	2016	2015
Weighted-average risk-free interest rate	1.86%	1.63%
Weighted-average expected life (in years)	6.3	6.3
Expected dividend yield	0%	0%
Weighted-average expected volatility	65%	47%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue	$3	$5	$7	$34
Research and development	24	37	53	159
General and administrative	35	31	75	359
Selling and marketing	2	10	17	152
Capitalized into inventory	1	7	3	46
Total stock-based compensation expense	$65	$90	$155	$750

Unrecognized stock-based compensation at June 30, 2016 was as follows (in thousands):

	Unrecognized Stock- Based Compensation	Weighted Average Remaining Period of Recognition (in years)
Stock options	$370	1.5

10. Commitments and Contingencies

On April 1, 2016, Hampshire MedTech Partners II, GP (“Hampshire GP”) filed suit against the Company in the Travis County, Texas 200th Judicial District Court relating to a Warrant to Purchase Shares of Common Stock issued to Hampshire MedTech Partners II, LP (“Hampshire LP”) on November 6, 2014 (the “Warrant”). Hampshire GP alleges that as a result of a subsequent financing the Company breached the anti-dilution provision of the Warrant by failing to increase the number of shares subject to the Warrant as well as failing to reduce the exercise price of the Warrant. Hampshire GP seeks damages in excess of $1,000,000. The Company intends to vigorously defend itself in this suit.

From time to time, the Company is subject to other various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

11. Subsequent Events

Secondary Offering

In July, 2016, the Company completed a secondary offering, in which the Company sold 5,258,000 Class A Units, including 1,650,000 units sold pursuant to the exercise by the underwriters of their over-allotment option, priced at $1.00 per unit, and 7,392 Class B Units, priced at $1,000 per unit. Each Class A Unit consisted of one share of common stock and one warrant to purchase one share of common stock. Each Class B Unit consisted of one share of preferred stock convertible into 1,000 shares of common stock and warrants to purchase 1,000 shares of common stock. The securities comprising the units were immediately separable and were issued separately. In total, the Company issued 5,258,000 shares of common stock, 7,392 shares of preferred stock convertible into 7,392,000 shares of common stock, and warrants to purchase 12,650,000 shares of common stock at a fixed exercise price of $1.00 per share. The Company received proceeds of approximately $11.3 million, net of underwriting and other offering costs.

Subsequent to the secondary offering, 5,018 shares of convertible preferred stock have been converted into 5,018,000 shares of common stock.

Magna Note

In July 2016, the Company paid Magna $888,000 to redeem in full the remaining principal balance and interest related to the Magna Note.

Riverside Debt

In July 2016, the Company paid Riverside $840,000 to redeem in full the remaining principal balance and interest related to the Riverside Debt.

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

Overview

We are a materials company focused on developing, manufacturing and selling silicon nitride ceramics that are used in medical implants and in a variety of industrial devices. At present, we commercialize silicon nitride in the spine implant market. We believe that our silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non- medical fields. We also believe that we are the first and only company to commercialize silicon nitride medical implants.

We have received 510(k) regulatory clearance in the United States, a CE mark in Europe, and ANVISA approval in Brazil for a number of our devices that are designed for spinal fusion surgery. To date, more than 25,000 of our silicon nitride devices have been implanted into patients, with an 8-year successful track record. We have a pending FDA 510(k) submission for clearance in the United States of a novel composite spinal fusion device that combines porous and solid silicon nitride, and obviates the need for bone grafts. The FDA recently sent us additional questions about our submission and we are currently in the process of submitting a response.

We believe that silicon nitride has a superb combination of properties that make it ideally suited for human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers; all of which have practical limitations. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial infection, resistance to corrosion, superior strength and fracture resistance, and ease of diagnostic imaging, among other advantages.

We market and sell our Valeo brand of silicon nitride implants to surgeons and hospitals in the United States and to selected markets in Europe and South America through more than 50 independent sales distributors who are supported by an in-house sales and marketing management team. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. We recently entered into a 10-year exclusive distribution agreement with Shandong Weigao Orthopaedic Device Company Limited (“Weigao”) to sell Amedica-branded silicon nitride spinal fusion devices within the People’s Republic of China (“China”). Weigao, a large orthopaedic company, has expertise in acquiring Chinese Food and Drug Administration (“CFDA”) approval of medical devices, and will assist us in obtaining regulatory approval. Weigao has committed to minimum purchase requirements totaling 225,000 implants in the first six years following CFDA clearance. We are also working with other partners in Japan to obtain regulatory approval for silicon nitride in that country as well.

In addition to silicon nitride, we also sell metal-based products in the United States that provide surgeons and hospitals with a complete package for spinal surgery. These metal products are designed to address spinal deformity and degenerative conditions. Although these metal products have accounted for approximately 54% and 51% of our product revenues for the quarterly periods ended June 30, 2016 and June 30, 2015, respectively, we remain focused on developing and promoting silicon nitride, and driving its adoption through a scientifically-intense, data-driven strategy.

In addition to direct sales, we have targeted original equipment manufacturer (“OEM”) and private label partnerships in order to accelerate adoption of silicon nitride, both in the spinal space, and also in future markets such as hip and knee replacements, dental, extremities, trauma, and sports medicine. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride, and we are uniquely positioned to convert existing, successful implant designs made by other companies into silicon nitride. We believe OEM and private label partnerships will allow us to work with a variety of partners, accelerate the adoption of silicon nitride, and realize incremental revenue at improved operating margins, when compared to the cost-intensive direct sales model.

We believe that silicon nitride addresses many of the biomaterial-related limitations in fields such as hip and knee replacements, dental implants, sports medicine, extremities, and trauma surgery. We further believe that the inherent material properties of silicon nitride, and the ability to formulate the material in a variety of compositions, combined with precise control of the surface properties of the material, opens up a number of commercial opportunities across orthopedic surgery, neurological surgery, maxillofacial surgery, and other medical disciplines.

We operate a 30,000 square foot manufacturing facility at our corporate headquarters in Salt Lake City, Utah, and we believe we are the only vertically integrated silicon nitride medical device manufacturer in the world.

Recent Developments

On July 8, 2016, we completed a secondary offering, in which we sold 5,258,000 Class A Units, including 1,650,000 units sold pursuant to the exercise by the underwriters of their over-allotment option, priced at $1.00 per unit, and 7,392 Class B Units, priced at $1,000 per unit. Each Class A Unit consisted of one share of common stock and one warrant to purchase one share of common stock. Each Class B Unit consisted of one share of preferred stock convertible into 1,000 shares of common stock and warrants to purchase 1,000 shares of common stock. The securities comprising the units were immediately separable and were issued separately. In total, we issued 5,258,000 shares of common stock, 7,392 shares of preferred stock convertible into 7,392,000 shares of common stock, and warrants to purchase 12,650,000 shares of common stock at a fixed exercise price of $1.00 per share. The conversion price of the preferred stock issued in the transaction as well as the exercise price of the warrants are fixed priced and do not contain any variable pricing features nor any price based anti-dilutive features. The preferred stock issued in this transaction includes a beneficial ownership blocker but has no dividend rights (except to the extent dividends are also paid on the common stock), liquidation preference or other preferences over common stock. The Company received proceeds of approximately $11.3 million, net of underwriting and other offering costs.

Subsequent to the secondary offering, 5,018 shares of convertible preferred stock have been converted into 5,018,000 shares of common stock.

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

We believe our product revenue from the sale of our silicon nitride based products will increase due to our sales and marketing efforts and as we introduce new silicon nitride based products into the market and our product revenue from the sale of our non-silicon nitride products to increase as we introduce new products into the market. We expect that our product revenue will continue to be primarily attributable to sales of our products in the United States.

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

We expect to incur additional research and development costs as we continue to develop new spinal fusion products, our product candidates for total joint replacements, such as our total hip replacement product candidate, and dental applications which may increase our total research and development expenses.

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

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation for certain members of our executive team and other personnel employed in finance, legal, compliance, administrative, information technology, customer service, executive and human resource departments. General and administrative expenses include allocated facility expenses, related travel expenses and professional fees for accounting and legal services.

We expect our general and administrative expenses to remain relatively flat.

RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three and six months ended June 30, 2016 and 2015 (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Product revenue	$4,023	$4,780	$(757)	(16)%	$8,196	$9,523	$(1,327)	(14)%
Costs of revenue	1,017	1,363	(346)	(25)%	1,910	2,885	(975)	(34)%
Gross profit	3,006	3,417	(411)	(12)%	6,286	6,638	(352)	(5)%
Operating expenses:
Research and development	1,553	1,553	-	0%	3,161	3,396	(235)	(7)%
General and administrative	1,360	1,334	26	2%	2,922	3,361	(439)	(13)%
Sales and marketing	2,594	3,126	(532)	(17)%	5,188	6,483	(1,295)	(20)%
Total operating expenses	5,507	6,013	(506)	(8)%	11,271	13,240	(1,969)	(15)%
Los s from operations	(2,501)	(2,596)	95	4%	(4,985)	(6,602)	1,617	24%
Other income (expense), net	(2,563)	(3,337)	774	23%	(3,467)	(4,712)	1,245	26%
Net loss before income taxes	(5,064)	(5,933)	869	15%	(8,452)	(11,314)	2,862	25%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(5,064)	$(5,933)	$869	15%	$(8,452)	$(11,314)	$2,862	25%

Product Revenue

The following table sets forth our product revenue from sales of the indicated product category for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Silicon Nitride	$1,845	$2,353	$(508)	(22)%	$4,083	$5,010	$(927)	(19)%
Non-Silicon Nitride	2,178	2,427	(249)	(10)%	4,113	4,513	(400)	(9)%
Total product revenue	$4,023	$4,780	$(757)	(16)%	$8,196	$9,523	$(1,327)	(14)%

For the three months ended June 30, 2016, total product revenue was $4.0 million as compared to $4.8 million in the same period 2015, a decrease of $0.8 million, or 16%. This decrease was due to lower private label sales during the quarter and weaker than expected commercial sales in a key geographic area as we continue to implement our commercial sales expansion strategy. The decrease in revenue for the three months ended June 30, 2016 was also attributable, in part, to continued market pricing pressure and hospital vendor consolidation.

For the six months ended June 30, 2016, total product revenue was $8.2 million as compared to $9.5 million in the same period 2015, a decrease of $1.3 million, or 14%. This decrease was due to lower private label sales during the quarter and weaker than expected commercial sales in a key geographic area as we continue to implement our commercial sales expansion strategy. The decrease in revenue for the six months ended June 30, 2016 was also attributable, in part, to continued market pricing pressure and hospital vendor consolidation.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Domestic	$3,951	$4,759	$(808)	(17)%	$7,960	$9,491	$(1,531)	(16)%
International	72	21	51	243%	236	32	204	638%
Total product revenue	$4,023	$4,780	$(757)	(16)%	$8,196	$9,523	$(1,327)	(14)%

International revenue increased $0.1 million during the three months ended June 30, 2016 as compared to the same periods in 2015, primarily as a result of increased sales of our silicon nitride products in Brazil and Europe.

International revenue increased $0.2 million during the six months ended June 30, 2016 as compared to the same periods in 2015, primarily as a result of increased sales of our silicon nitride products in Brazil and Europe.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2016, our cost of revenue decreased $0.3 million, or 25%, as compared to the same period in 2015. The decrease was primarily due to the decline in sales and the moratorium on the medical device excise tax. Furthermore, there was minimal private label revenue during the three months ended June 30, 2016 resulting in increased gross profit during the three months ended June 30, 2016 as compared to the same period in 2015.

For the six months ended June 30, 2016, our cost of revenue decreased $1.0 million, or 34%, as compared to the same period in 2015. The decrease was primarily due to the decline in sales and the moratorium on the medical device excise tax in addition to receiving a refund for the medical device excise tax. Furthermore, there was minimal private label revenue during the six months ended June 30, 2016 resulting in increased gross profit during the six months ended June 30, 2016 as compared to the same period in 2015.

Research and Development Expenses

For the three months ended June 30, 2016, research and development expenses were unchanged as compared to the same period in 2015. Personnel related expenses decreased $0.1 million but were offset by an increase of $0.1 million in consulting and clinical study expenses.

For the six months ended June 30, 2016, research and development expenses decreased $0.2 million, or 7%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.6 million decrease in personnel related expenses and a $0.1 million decrease of stock compensation expense. These improvements were offset by an increase of $0.4 million in consulting and clinical study related expenses and a $0.1 million increase in product testing and validation related expenses.

General and Administrative Expenses

For the three months ended June 30, 2016, general and administrative expenses remained substantially unchanged as compared to the same period in 2015. Personnel related expenses decreased $0.1 million but were offset by an increase of $0.1 million in legal fees.

For the six months ended June 30, 2016, general and administrative expenses decreased $0.4 million, or 13%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.3 million decrease in personnel related expenses, a $0.3 million decrease in stock compensation expense, and a $0.2 decrease in tax expense. These improvements were offset, in part, by a $0.2 million increase in patent related, a $0.1 million increase in legal expenses, and a $0.1 million increase in investor relation expenses.

Sales and Marketing Expenses

For the three months ended June 30, 2016, sales and marketing expenses decreased $0.5 million, or17%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.1 million decrease in personnel related expenses and a decrease of $0.4 million in commissions due to lower sales.

For the six months ended June 30, 2016, sales and marketing expenses decreased $1.3 million, or 20%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.5 million decrease in personnel related expenses, a decrease of $0.1 million of stock compensation expense, a $0.1 million decrease in market study related expenses, and a decrease of $0.6 million in commissions due to lower sales.

Other Income (Expense), Net

For the three months ended June 30, 2016, other expense decreased $0.8 million, or 23%, as compared to the same period in 2015. This decrease was primarily due to a net decrease of $2.3 million in the expense related to our derivative liabilities. These improvements were offset by a $1.3 million increase in interest expense primarily related to the debt discount associated with the Riverside Debt and a $0.2 increase in loss on extinguishment of debt associated with the Hercules and Riverside Debt Exchanged.

For the six months ended June 30, 2016, other expense decreased $1.2 million, or 26%, as compared to the same period in 2015. This decrease was primarily due to a net decrease of $2.4 million in the expense related to our derivative liabilities. These improvements were offset by a $1.0 million increase in interest expense primarily related to the debt discount associated with the Riverside Debt and a $0.2 increase in loss on extinguishment of debt associated with the Hercules and Riverside Debt Exchanged.

Liquidity and Capital Resources

For the six months ended June 30, 2016 and 2015, we incurred a net loss of $8.5 million and $11.3 million, respectively, and used cash in operations of $2.4 million and $5.3 million, respectively. We have an accumulated deficit of $205.0 million as of June 30, 2016. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. As of June 30, 2016, we had approximately $5.2 million in cash and cash equivalents.

We will need to, from time-to-time, seek additional financing through the issuance of common stock and/or debt, to satisfy our debt obligations and financial covenants, meet our working capital requirements, make continued investment in research and development and make capital expenditures needed for us to maintain and expand our business. We anticipate that our current financial resources will enable us to maintain compliance with the financial and liquidity covenants related to the Hercules Term Loan into the second quarter of 2017. To maintain compliance with the financial and liquidity covenants related to the Hercules Term Loan past that time, we will need to obtain additional funding. If we are unable to access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of Hercules Technology. We may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may even have to scale back our operations. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(2,379)	$(5,323)
Net cash used in investing activities	(327)	(410)
Net cash used in financing activities	(3,624)	(120)
Net cash used	$(6,330)	$(5,853)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $2.9 million to $2.4 million during the six months ended June 30, 2016, from $5.3 million for the same period in 2015. The decrease in cash used in operating activities during 2016 was primarily due to an overall decrease of $1.2 million in operational expenditures as we continue to focus our efforts to reduce costs. Additionally, accounts receivable decreased $0.7 million, accounts payable and prepaid expenses increased $1.3 million, which is offset by a decrease in cash provided by inventory of $0.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2016 was consistent with the level of cash used in the same period 2015. This cash was primarily used for additional instrumentation.

Net Cash Used in Financing Activities

Net cash used in financing activities was $3.6 million during the six months ended June 30, 2016, compared to $0.1 million used during the same period in 2015. This increase in net cash used by financing activities in 2016 was primarily attributable to principal payments made on our notes payable.

Indebtedness

Hercules Term Loan

On June 30, 2014, we entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, which was 12.7% at June 30, 2016. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal installments of approximately $500,000, with the remainder due at maturity. Our obligations to Hercules are secured by a first priority security interest in substantially all of our assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.

On September 8, 2015, we entered into a Consent and First Amendment to Loan and Security Agreement with Hercules. The Amendment modified the liquidity covenant to reduce the minimum cash balance required by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at June 30, 2016 was $4.5 million and is currently $4.0 million. We anticipate that our current financial resources will enable us to maintain compliance with the financial and liquidity covenants related to the Hercules Term Loan into the second quarter of 2017. To maintain compliance with the financial and liquidity covenants related to the Hercules Term Loan past that date we will need to restructure the note or obtain additional funding.

Hercules sold $3.0 million in principal of its term loan to Riverside during April 2016 and is discussed further below. The Hercules principal balance as of June 30, 2016 was $10.6 million and is currently $9.5 million.

Hercules and Riverside Debt Assignment

In April 2016, we entered into an Assignment Agreement with Riverside, and Hercules, pursuant to which Hercules sold $3.0 million of the principal amount outstanding under the Hercules Term Loan to Riverside. For a more detailed description of the Assignment Agreement refer to Note 7 in the consolidated financial statements of this Report.

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 100,000 shares of common stock of the Company at a fixed exercise price of $1.63 per share (the “First Exchange Warrant”) (the “Exchange”). All principal accrued under the Exchange Notes is convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $1.43 per share (the “Conversion Price”). The closing stock price on April 4, 2016, was $1.63 and a beneficial conversion feature of $246,000 was recorded to equity and as a debt discount. The warrant value of $106,000 was recorded to  equity and  as a debt discount.

In addition, pursuant to the terms and conditions of the Exchange Agreement, the Company and Riverside had the option to exchange an additional $2.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of up to $2.0 million and an additional warrant to purchase 100,000 shares of common stock (the “Second Exchange Warrant”). The Exchange Agreement also provided that if the volume-weighted average price of the Company’s common stock was less than the Conversion Price, the Company would issue up to an additional 150,000 shares of common stock (the “True-Up Shares”) to Riverside, which was subsequently reduced to 140,000 shares of common stock.

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $2.02 and a beneficial conversion feature of $413,000 was recorded to equity and as a debt discount. Additionally, on April 28, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 100,000 shares of the Company’s common stock at a fixed exercise price of $1.66 per share. The warrant value of $107,000 was recorded to equity and as a debt discount. The closing stock price on April 28, 2016, was $1.66 and a beneficial conversion feature of $268,000 was recorded to equity and as a debt discount. Financing costs were $267,000 and were recorded to interest expense.  The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $244,000 at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of the Company’s common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 140,000 shares of common stock to Riverside and recorded  the value of the True-Up Shares of $199,000 to interest expense and equity.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bears interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes is payable in cash or, if certain conditions are met, payable in shares of common stock at the Company’s option, at a conversion price of $1.34 per share. As of June 30, 2016, the entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes had been converted into 1,742,718 shares of common stock leaving the total principal balance outstanding under the Exchange Notes at $700,000.  The debt discounts associated with the converted debt was recorded to interest expense. As noted in Note 11, in July 2016, the Company redeemed in full the remaining principal balance and interest related to the Riverside Debt.

Magna Note

The outstanding principal amount of the Magna Note was $763,000 at June 30, 2016. In July 2016, we redeemed in full the remaining principal balance and interest related to the Magna Note.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those policies during the six months ended June 30, 2016. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On April 1, 2016, Hampshire MedTech Partners II, GP (“Hampshire GP”) filed suit against us in the Travis County, Texas 200th Judicial District Court relating to a Warrant to Purchase Shares of Common Stock issued by us to Hampshire MedTech Partners II, LP (“Hampshire LP”) on November 6, 2014 (the “Warrant”). Hampshire GP alleges that as a result of a subsequent financing we breached the anti-dilution provision of the Warrant by failing to increase the number of shares subject to the Warrant as well as failing to reduce the exercise price of the Warrant. Hampshire GP seeks damages in excess of $1,000,000. We answered Hampshire GP’s complaint on July 6, 2016 and denied the material allegations. We intend to vigorously defend ourselves in this suit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From, April 6, 2016 to June 30, 2016 the Company issued Riverside Merchant Partners, LLC (“Riverside”) a total of 1,882,718 shares of common stock in connection with the conversion of $2.5 million in convertible debt principal and interest held by Riverside. The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Form of Certificate of Designation of Series A Preferred Stock		Amendment No. 3 to Form S-1 (Exbit 3.3)	06/30/2016	333-211520

4.1	Common Stock Purchase Warrant		Form 8-K	04/05/2016	001-33624

4.2	Form of Series E Warrant		Amendment No. 3 to Form S-1 (Exhibit 4.25)	06/30/2016	333-211520

4.3	Form of Underwriters Warrant to be Issued in Offering		Amendment No. 3 to Form S-1 (Exhibit 4.26)	6/30/2016	333-211520

4.4	Form of Series A Preferred Stock Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.27)	06/30/2016	333-211520

10.1	Assignment and Second Amendment to Loan and Security Agreement, dated April 4, 2016, by and among the Company Riverside Merchant Partners, LLC, Hercules Technology III, L.P. and Hercules Capital, Inc., the financial institutions signatory thereto, Amedica Corporation, and the guarantors signatory thereto		Form 8-K	04/05/2016	001-33624

10.2	Exchange Agreement dated April 4, 2016, by and among Amedica Corporation and Riverside Merchant Partners, LLC		Form 8-K	04/05/2016	001-33624

10.3	Subordinated Convertible Promissory Note, dated April 4, 2016, by and among Amedica Corporation and Riverside Merchant Partners, LLC		Form 8-K	04/05/2016	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: August 12, 2016	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	/s/ Ty A. Lombardi
Ty A. Lombardi
Chief Financial Officer (Principal Financial and Accounting Officer)

