Form 10-Q
period 2016-09-30
AMEDICA Corp
filed 2016-11-14
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

26,402,501 shares of common stock, $0.01 par value, were outstanding at November 7, 2016

Amedica Corporation

PART I. Financial Information

Item 1. Financial Statements

Amedica Corporation

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$10,613	$11,485
Trade accounts receivable, net of allowance of $22 and $49, respectively	1,270	2,660
Prepaid expenses and other current assets	375	229
Inventories, net	7,851	9,131
Total current assets	20,109	23,505

Property and equipment, net	1,816	2,472
Intangible assets, net	3,312	3,687
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$31,435	$35,862

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$693	$643
Accrued liabilities	3,874	3,421
Current portion of lease liability	19	-
Current portion of long-term debt	8,432	16,365
Total current liabilities	13,018	20,429

Deferred rent	348	432
Long-term debt	-	-
Lease liability, net of current portion	33	-
Other long-term liabilities	163	171
Derivative liabilities	548	598

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 26,402,501 and 10,886,248 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	264	109
Additional paid-in capital	226,388	210,660
Accumulated deficit	(209,327)	(196,537)
Total stockholders’ equity	17,325	14,232
Total liabilities and stockholders’ equity	$31,435	$35,862

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product revenue	$3,378	$4,835	$11,574	$14,358
Costs of revenue	765	1,640	2,675	4,525
Gross profit	2,613	3,195	8,899	9,833
Operating expenses:
Research and development	1,582	1,676	4,743	5,072
General and administrative	1,912	1,432	4,834	4,793
Sales and marketing	2,326	2,893	7,514	9,376
Total operating expenses	5,820	6,001	17,091	19,241
Loss from operations	(3,207)	(2,806)	(8,192)	(9,408)
Other income (expense):
Interest expense	(745)	(1,147)	(3,998)	(3,381)
Gain (loss) on extinguishment of debt	(417)	2,403	(661)	2,324
Change in fair value of derivative liabilities	26	(7,779)	50	(8,879)
Loss on extinguishment of derivative liabilities	-	(2)	-	(1,263)
Offering costs	-	(821)	-	(821)
Other expense	5	19	11	(19)
Total other expense, net	(1,131)	(7,327)	(4,598)	(12,039)
Net loss before income taxes	(4,338)	(10,133)	(12,790)	(21,447)
Provision for income taxes	-	-	-	-
Net comprehensive loss	(4,338)	(10,133)	(12,790)	(21,447)
Other comprehensive loss, net of tax:
Total comprehensive loss	$(4,338)	$(10,133)	$(12,790)	$(21,447)
Deemed dividend related to beneficial conversion feature on Series A Preferred Stock	(2,499)	-	(2,499)	-
Net loss attributable to common stockholders	$(6,837)	$(10,133)	$(15,289)	$(21,447)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.30)	$(2.21)	$(0.97)	$(6.41)
Weighted average common shares outstanding:
Basic and diluted	23,048,941	4,575,302	15,711,429	3,343,695

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities
Net loss	$(12,790)	$(21,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,123	1,265
Amortization of intangible assets	375	375
Amortization of lease incentive for tenant improvements	15	15
Non cash interest expense	1,778	1,724
Gain (loss) on extinguishment of debt	661	(2,324)
Stock based compensation	197	780
Change in fair value of derivative liabilities	(50)	8,879
Loss on extinguishment of derivative liabilities	-	1,263
Gain on disposal of equipment	(13)	(15)
Provision for inventory reserve	861	954
Bad debt recovery	-	(7)
Offering costs	-	821
Changes in operating assets and liabilities:
Trade accounts receivable	1,390	144
Prepaid expenses and other current assets	(138)	(334)
Inventories	428	1,158
Accounts payable and accrued liabilities	906	(316)
Net cash used in operating activities	$(5,257)	$(7,065)
Cash flows from investing activities
Purchase of property and equipment	(427)	(501)
Proceeds from sale of property and equipment	30	28
Net cash used in investing activities	$(397)	$(473)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	11,408	4,337
Proceeds from the exercise of warrants	448	-
Payments on long-term debt	(5,071)	(1,158)
Issuance costs paid for debt	(267)	-
Debt extinguishment payments	(1,728)	(2,500)
Payments for capital lease	(8)	-
Purchase of treasury stock	-	(120)
Net cash provided by financing activities	$4,782	$559
Net decrease in cash and cash equivalents	(872)	(6,979)
Cash and cash equivalents at beginning of period	11,485	18,247
Cash and cash equivalents at end of period	$10,613	$11,268

Noncash investing and financing activities
Debt converted to common stock	$2,480	$202
Common stock issued for cashless exercise of warrant derivative liabilities	$-	$11,589
Issuance of treasury stock upon conversion of RSUs to common stock	$-	$120
Derivative liabilities issued with preferred stock	$-	$382
Capital lease for property and equipment	$60	$-
Supplemental cash flow information
Cash paid for interest	$1,330	$1,845

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 23, 2016. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2016 and 2015, the Company incurred a net loss of $12.8 million and $21.4 million, respectively, and used cash in operations of $5.3 million and $7.1 million, respectively. The Company had an accumulated deficit of $209.3 million and $196.5 million at September 30, 2016 and December 31, 2015, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2016.

As discussed further in Note 7, in June 2014, the Company entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $3.5 million at September 30, 2016. At September 30, 2016, the Company’s cash balance was approximately $10.6 million. The Company believes it will be in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan into the second quarter of 2017. To maintain compliance beyond that date, the Company would need to refinance the note or obtain additional funding in or prior to the second quarter of 2017. If the Company is unable to refinance the note or access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of the lender. Although the Company may seek to refinance the note or obtain additional financing, additional funding may not be available to the Company on favorable or acceptable terms, or at all. Any additional equity financing, if available to the Company, will most likely be dilutive to its current stockholders, and debt financing, if available, may involve more restrictive covenants. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made to our financial statements as a result of this uncertainty.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) updated accounting guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. These updates are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact these updates will have on the Condensed Financial Statements.

In May 2016, the FASB updated accounting guidance rescinding certain SEC Staff Observer comments that indicated that registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products) (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with Update 2014-16. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In April 2016, the FASB issued guidance to clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606: The guidance is effective for the Company beginning January 1, 2018, although early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

In March 2016 the FASB updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company is still evaluating the impact that this standard will have on its consolidated financial statements.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, convertible notes, stock options and unvested restricted stock units. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities representing approximately 13.2 million and 3.0 million shares of common stock at September 30, 2016 and 2015, respectively.

3. Inventories

The components of inventory were as follows (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$759	$819
WIP	154	235
Finished Goods	6,938	8,077
Total inventory	$7,851	$9,131

Finished goods include consigned inventory in the amounts of approximately $3.4 million and $3.5 million as of September 30, 2016 and December 31, 2015, respectively.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
Total intangibles	9,587	9,587
Less accumulated amortization	(6,275)	(5,900)
Total intangibles net of amortization	$3,312	$3,687

Based on the recorded intangibles at September 30, 2016, the estimated amortization expense is expected to be $125,000 during the remainder of 2016 and approximately $501,000 per year through 2021 and $333,000 thereafter.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at September 30, 2016 and December 31, 2015. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2016 and December 31, 2015:

	Fair Value Measurements at September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$548	$548
Total derivative liability	$-	$-	$548	$548

	Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$598	$598
Total derivative liability	$-	$-	$598	$598

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2016 and 2015. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 and 2015:

	Common Stock Warrants	Convertible Notes	Total Derivative Liability
Balance at December 31, 2014	$(11,358)	$(2,612)	$(13,970)
Issuances of derivatives	(14,556)	-	(14,556)
Modifcation of terms	(382)	-	(382)
Decrease in liability due to debt conversions	-	179	179
Decrease in liability due to warrants being exercised	10,326	-	10,326
Extinguishment of derivatives	-	3,468	3,468
Change in fair value	1,687	(1,035)	652
Balance at September 30, 2015	$(14,283)	$-	$(14,283)

Balance at December 31, 2015	$(598)	$-	$(598)
Issuances of derivatives	-	-	-
Extinguishment of derivative liabilities	-	-	-
Change in fair value included in earnings, as other income	50	-	50
Balance at September 30, 2016	$(548)	$-	$(548)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance.

The assumptions used in estimating the common stock warrant liability at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Weighted-average risk free interest rate	0.99%	1.71%
Weighted-average expected life (in years)	3.4	3.7
Expected dividend yield	0%	0%
Weighted average expected volatility	122%	119%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Commissions	$440	$867
Payroll and related expenses	562	683
Royalties	407	515
Interest payable	95	222
Final loan payment fees	1,219	783
Other	1,151	351
Total accrued liabilities	$3,874	$3,421

7. Debt

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, and was 12.7% at September 30, 2016. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal monthly installments of approximately $500,000, with the remainder due at maturity. The Company’s obligations to Hercules are secured by a first priority security interest in substantially all of its assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the minimum cash balance required by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at September 30, 2016 was $3.5 million. The Company believes it is in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan into the second quarter of 2017. To maintain compliance beyond that date, the Company would need to refinance the note or obtain additional funding in or prior to the second quarter of 2017, and has therefore classified the entire obligation as a current liability.

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

Magna Note

In August 2014, the Company entered into a Securities Purchase Agreement with Magna pursuant to which the Company sold to Magna an unsecured promissory note with an aggregate principal amount of $3.5 million (the “Magna Note”). In July 2016, the Company paid Magna $888,000 to redeem in full the remaining principal balance and interest related to the Magna Note. The outstanding principal amount of the Magna Note at extinguishment was $763,000. The Magna Note would have matured on August 11, 2016, and accrued interest at an annual rate of 6.0%.

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

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 100,000 shares of common stock of the Company at a fixed exercise price of $1.63 per share (the “First Exchange Warrant”) (the “Exchange”). All principal accrued under the Exchange Notes was convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $1.43 per share (the “Conversion Price”). The closing stock price on April 4, 2016, was $1.63 and a beneficial conversion feature of $246,000 was recorded to equity and as a debt discount. The warrant value of $106,000 was recorded to equity and as a debt discount.

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

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bore interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of common stock at the Company’s option, at a conversion price of $1.34 per share. The entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes had been converted into 1,742,718 shares of common stock. In July 2016, the Company paid Riverside $840,000 to redeem in full the remaining principal balance of the Third Exchange Note. The debt discounts associated with the converted debt was recorded to interest expense.

Outstanding long-term debt consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
Hercules Term Loan	8,981	(549)	8,432	17,051	(1,420)	15,631
Convertible Note	-	-	-	-	-	-
Magna Note	-	-	-	763	(29)	734
Total debt	8,981	(549)	8,432	17,814	(1,449)	16,365
Less: Current portion	(8,981)	549	(8,432)	(17,814)	1,449	(16,365)
Long-term debt	$-	$-	$-	$-	$-	$-

The following summarizes by year the future principal payments as of September 30, 2016 (in thousands):

Years Ending December 31,	Hercules Term Loan	Total
2016	$1,564	$1,564
2017	6,779	6,779
2018	638	638
Total future principal payments	$8,981	$8,981

8. Equity

During the nine months ended September 30, 2016, 536,388 shares of common stock were issued upon the cashless exercise of 1,137,365 Series A warrants issued in September 2015 and 647 shares of common stock were issued upon warrants exercised for cash.

1,882,718 shares of common stock were issued related to the Riverside Debt discussed in Note 7.

In July 2016, the Company completed a secondary offering in which the Company sold 5,258,000 Class A Units, including 1,650,000 units sold pursuant to the exercise by the underwriters of their over-allotment option, priced at $1.00 per unit, and 7,392 Class B Units, priced at $1,000 per unit. Each Class A Unit consisted of one share of common stock and one warrant to purchase one share of common stock. Each Class B Unit consisted of one share of preferred stock convertible into 1,000 shares of common stock and warrants to purchase 1,000 shares of common stock. The securities comprising the units were immediately separable and were issued separately. In total, the Company issued 5,258,000 shares of common stock, 7,392 shares of preferred stock convertible into 7,392,000 shares of common stock, and warrants to purchase 12,650,000 shares of common stock at a fixed exercise price of $1.00 per share. The Company received proceeds of approximately $11.4 million, net of underwriting and other offering costs.

The Company raised $4.8 million associated with the Class A Units which were recorded as common stock and additional paid in capital. The Company also raised $6.8 million associated with the Class B Units of which it allocated and recorded $3.7 million to preferred stock and allocated $3.1 million to the warrants which were recorded to additional paid in capital. The 7,392 preferred shares were convertible into 7,392,000 shares of common stock and had an effective conversion rate of $0.50 per share based on the proceeds that were allocated to them. The stock price on July 8, 2016, was $0.88 per share which resulted in a fair value in excess of carrying value of $0.38 per share or $2.5 million in total. The fair value in excess of carrying value, or beneficial conversion feature, was recorded as an adjustments within equity (e.g., deemed dividend).

Subsequent to the secondary offering, all 7,392 shares of convertible preferred stock have been converted into 7,392,000 shares of common stock. Furthermore, the Company received $446,500 and issued 446,500 shares of common stock upon the exercise of certain warrants issued in the secondary offering.

9. Stock-Based Compensation

Option and Equity Plans

In May 2016, the stockholders of the Company approved a proposal to increase the number of shares of common stock available for issuance under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) by 800,000 shares, from 342,425 to 1,142,425.

The total number of shares available for grant under the 2012 Plan at September 30, 2016 was 904,254.

Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2016 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2015	112,373	$41.53
Granted	39,354	$1.37
Expired	(13,702)	$24.22
Outstanding at September 30, 2016	138,025	$32.29
Exercisable at September 30, 2016	94,069	$48.26
Vested and expected to vest at September 30, 2016	136,889	$32.79

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30
	2016	2015
Weighted-average risk-free interest rate	1.63%	1.64%
Weighted-average expected life (in years)	6.3	6.3
Expected dividend yield	0%	0%
Weighted-average expected volatility	65%	48%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$6	$11	$13	$45
Research and development	18	8	71	167
General and administrative	20	46	95	405
Selling and marketing	1	11	18	163
Capitalized into inventory	11	20	14	66
Total stock-based compensation expense	$56	$96	$211	$846

Unrecognized stock-based compensation at September 30, 2016 was as follows (in thousands):

	Unrecognized Stock- Based Compensation	Weighted Average Remaining Period of Recognition (in years)
Stock options	$313	1.3

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

11. Subsequent Events

On October 3, 2016, the Board of Directors of the Company authorized the implementation of certain cost saving measures which included a reduction in staff of 21 employees, or approximately 38% of the company’s workforce as the result of a comprehensive business review to improve financial performance, increase operational efficiencies and strengthen the Company’s value proposition. The implementation of the staff reduction was started on October 3, 2016 and completed on October 4, 2016. Conditional on the execution of a release of potential claims, all employees whose employment was terminated as part of the workforce reduction were provided with severance pay and benefits. We estimate the staff reductions will result in savings of approximately $2.0 million in cash operating expenses on a going forward basis, with estimated one-time severance and related costs related to the restructuring of approximately $465,000 expected to be recorded in the 4th quarter of 2016.

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

In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal fusion products which allows us to provide surgeons and hospitals with a broader range of products. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 51% and 48% of our product revenues for the nine months ended September 30, 2016 and 2015, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.

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

Recent Developments

On October 3, 2016, the Board of Directors of the Company authorized the implementation of certain cost saving measures which included a reduction in staff of 21 employees, or approximately 38% of the company’s workforce as the result of a comprehensive business review to improve financial performance, increase operational efficiencies and strengthen the Company’s value proposition. The implementation of the staff reduction was started on October 3, 2016 and completed on October 4, 2016. Conditional on the execution of a release of potential claims, all employees whose employment was terminated as part of the workforce reduction were provided with severance pay and benefits. We estimate the staff reductions will result in savings of approximately $2.0 million in cash operating expenses on a going forward basis, with estimated one-time severance and related costs related to the restructuring of approximately $465,000 expected to be recorded in the 4th quarter of 2016.

Components of our Results of Operations

We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Product Revenue

We derive our product revenue primarily from the sale of spinal fusion devices and related products used in the treatment of spine disorders. Our product revenue is generated from sales to three types of customers: (1) surgeons and hospitals; (2) stocking distributors; and (3) private label customers. Most of our products are sold on a consignment basis through a network of independent sales distributors; however, we also sell our products to independent stocking distributors and private label customers. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. We generate the majority of our revenue from the sale of inventory that is consigned to independent sales distributors that sell our products to surgeons and hospitals. For these products, we recognize revenue at the time we are notified the product has been used or implanted and all other revenue recognition criteria have been met. For all other transactions, we recognize revenue when title and risk of loss transfer to the stocking distributor or private label customers, and all other revenue recognition criteria have been met. We generally recognize revenue from sales to stocking distributors and private label customers at the time the product is shipped to the distributor. Stocking distributors and private label customers, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our stocking distributors and private label customers are obligated to pay within specified terms regardless of when, if ever, they sell the products. Our policy is to classify shipping and handling costs billed to customers as an offset to total shipping expense in the statement of operations, primarily within sales and marketing. In general, our customers do not have any rights of return or exchange.

We believe our product revenue will increase due to our sales and marketing efforts and as we continue to introduce new products into the market. We expect that our product revenue will continue to be primarily attributable to sales of our products in the United States.

Cost of Revenue

The expenses that are included in cost of revenue include all direct product costs if we obtained the product from third-party manufacturers and our in-house manufacturing costs for the products we manufacture. We obtain our non-silicon nitride products, including our metal products, from third-party manufacturers, while we currently manufacture our silicon-nitride products in-house.

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

Research and Development Expenses

Our research and development costs are expensed as incurred. Research and development costs consist of engineering, product development, clinical trials, test-part manufacturing, testing, developing and validating the manufacturing process, manufacturing, facility and regulatory-related costs. Research and development expenses also include employee compensation, employee and non-employee stock-based compensation, supplies and materials, consultant services, and travel and facilities expenses related to research activities. To the extent that certain research and development expenses are directly related to our manufactured products, such expenses and related overhead costs are allocated to inventory.

We expect to incur additional research and development costs as we continue to develop new spinal fusion products, our product candidates for total joint replacements, such as our total hip replacement product candidate, and dental applications which, may increase our total research and development expenses.

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

We expect our sales and marketing expenses will rise slightly due to the implementation of the sales strategy during the third quarter. Additionally, we expect our commissions to increase in absolute terms over time but remain approximately the same or decrease as a percentage of product revenue.

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

We expect our general and administrative expenses to continue to decline as we continue to manage costs closely and look for opportunities to make improvements.

RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Condensed Statement of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Product revenue	$3,378	$4,835	$(1,457)	(30)%	$11,574	$14,358	$(2,784)	(19)%
Costs of revenue	765	1,640	(875)	(53)%	2,675	4,525	(1,850)	(41)%
Gross profit	2,613	3,195	(582)	(18)%	8,899	9,833	(934)	(9)%
Operating expenses:
Research and development	1,582	1,676	(94)	(6)%	4,743	5,072	(329)	(6)%
General and administrative	1,912	1,432	480	34%	4,834	4,793	41	1%
Sales and marketing	2,326	2,893	(567)	(20)%	7,514	9,376	(1,862)	(20)%
Total operating expenses	5,820	6,001	(181)	(3)%	17,091	19,241	(2,150)	(11)%
Loss from operations	(3,207)	(2,806)	(401)	(14)%	(8,192)	(9,408)	1,216	13%
Other income (expense), net	(1,131)	(7,327)	6,196	85%	(4,598)	(12,039)	7,441	62%
Net loss before income taxes	(4,338)	(10,133)	5,795	57%	(12,790)	(21,447)	8,657	40%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(4,338)	$(10,133)	$5,795	57%	$(12,790)	$(21,447)	$8,657	40%

Product Revenue

The following table sets forth our product revenue from sales of the indicated product category for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Product Category Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Silicon Nitride	$1,849	$2,519	$(670)	(27)%	$5,932	$7,529	$(1,597)	(21)%
Non-Silicon Nitride	1,529	2,316	(787)	(34)%	5,642	6,829	(1,187)	(17)%
Total product revenue	$3,378	$4,835	$(1,457)	(30)%	$11,574	$14,358	$(2,784)	(19)%

For the three months ended September 30, 2016, total product revenue was $3.4 million as compared to $4.8 million in the same period 2015, a decrease of $1.4 million, or 30%. This decrease was due to lower private label sales during the quarter and weaker than expected commercial sales as we continue to implement our commercial sales expansion strategy. The decrease in revenue for the three months ended September 30, 2016 was also attributable, in part, to continued market pricing pressure and hospital vendor consolidation.

For the nine months ended September 30, 2016, total product revenue was $11.6 million as compared to $14.4 million in the same period 2015, a decrease of $2.8 million, or 19%. This decrease was due to lower private label sales during the quarter and weaker than expected commercial sales as we continue to implement our commercial sales expansion strategy. The decrease in revenue for the nine months ended September 30, 2016 was also attributable, in part, to continued market pricing pressure and hospital vendor consolidation.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

Revenue by geographic area

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Domestic	$3,352	$4,716	$(1,364)	(29)%	$11,312	$14,207	$(2,895)	(20)%
International	26	119	(93)	(78)%	262	151	111	74%
Total product revenue	$3,378	$4,835	$(1,457)	(30)%	$11,574	$14,358	$(2,784)	(19)%

International revenue decreased $0.1 million during the three months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of decreased sales of our silicon nitride products in Brazil and Europe.

International revenue increased $0.1 million during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily as a result of increased sales of our silicon nitride products in Brazil and Europe.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2016, our cost of revenue decreased $0.9 million, or 53%, as compared to the same period in 2015. The decrease was primarily due to the decline in sales and the moratorium on the medical device excise tax. Furthermore, there was minimal private label revenue which resulted in increased gross profit during the three months ended September 30, 2016 as compared to the same period in 2015.

For the nine months ended September 30, 2016, our cost of revenue decreased $1.9 million, or 41%, as compared to the same period in 2015. The decrease was primarily due to the decline in sales and the moratorium on the medical device excise tax in addition to receiving a refund for the medical device excise tax. Furthermore, there was minimal private label revenue which resulted in increased gross profit during the nine months ended September 30, 2016 as compared to the same period in 2015.

Research and Development Expenses

For the three months ended September 30, 2016, research and development expenses decreased $0.1 million, or 6%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.2 million decrease in personnel related expenses and an increase of $0.1 million in consulting and market study related expenses.

For the nine months ended September 30, 2016, research and development expenses decreased $0.3 million, or 6%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.9 million decrease in personnel related expenses and a $0.2 million decrease of stock compensation expense. These improvements were offset by an increase of $0.4 million in consulting and market study related expenses and a $0.4 million increase in overhead expenses that could not be capitalized to inventory due to lower production rates.

General and Administrative Expenses

For the three months ended September 30, 2016, general and administrative expenses increased $0.5 million, or 34%, as compared to the same period in 2015. This increase was primarily attributable to a $0.6 million increase in legal expense which was offset by a decrease in personnel related expenses of $0.1 million.

For the nine months ended September 30, 2016, general and administrative expenses remain relatively unchanged in total as compared to the same period in 2015. There was a decrease of $0.4 million in personnel related expenses, a decrease of $0.3 million in stock compensation expense, and a decrease of $0.1 million in franchise taxes. These improvements were offset by an increase of $0.6 million in legal expenses and an increase of $0.2 million in investor relation expenses.

Sales and Marketing Expenses

For the three months ended September 30, 2016, sales and marketing expenses decreased $0.6 million, or 20%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.1 million decrease in personnel related expenses and a decrease of $0.5 million in commissions due to lower sales.

For the nine months ended September 30, 2016, sales and marketing expenses decreased $1.9 million, or 20%, as compared to the same period in 2015. This decrease was primarily attributable to a $0.6 million decrease in personnel related expenses, a decrease of $0.1 million of stock compensation expense, and a decrease of $1.2 million in commissions due to lower sales.

Other Income (Expense), Net

For the three months ended September 30, 2016, other expense decreased $6.2 million, or 85%, as compared to the same period in 2015. This decrease was primarily due to a decrease of $0.4 million in interest expense, a decrease of $9.5 million in the loss on the issuance of warrants associated with the Ladenburg offering in September 2015 and a decrease of $0.8 million in offering costs during the same period in 2015. These improvements were offset by an increase of $1.7 million in the change in fair value of derivative liabilities and a decrease of $2.8 million in the gain on extinguishment of debt.

For the nine months ended September 30, 2016, other expense decreased $7.4 million, or 62%, as compared to the same period in 2015. This decrease was primarily due to a decrease of $9.5 million in the loss on the issuance of warrants associated with the Ladenburg offering in September 2015, a decrease of $0.8 million in offering costs, and a decrease of $0.7 million in the change in fair value of derivative liabilities during the same period in 2015. These improvements were offset by an increase of $0.6 million in interest expense, and a decrease of $3.0 million in the gain on extinguishment of debt.

Liquidity and Capital Resources

For the nine months ended September 30, 2016 and 2015, we incurred a net loss of $12.8 million and $21.5 million, respectively, and used cash in operations of $5.3 million and $7.1 million, respectively. We have an accumulated deficit of $209.3 million as of September 30, 2016. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. As of September 30, 2016, we had approximately $10.6 million in cash and cash equivalents.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	(5,257)	(7,065)
Net cash used in investing activities	(397)	(473)
Net cash from financing activities	4,782	559
Net cash used	$(872)	$(6,979)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $1.8 million to $5.3 million during the nine months ended September 30, 2016, from $7.1 million for the same period in 2015. The decrease in cash used in operating activities during 2016 was primarily due to a decrease in accounts receivable of $1.3 million, an increase in accounts payable and prepaid expenses of $1.4 million, a decrease in cash provided by inventory of $0.7 million, and an increase of $0.2 million in operational expenditures.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.1 million to $0.4 million during the nine months ended September 30, 2016, from $0.5 million for the same period in 2015. The decrease in cash used in investing activities during 2016 was primarily due to a decrease in purchases of instrumentation.

Net Cash Used in Financing Activities

Net cash from financing activities was $4.8 million during the nine months ended September 30, 2016, compared to $0.6 million during the same period in 2015. This increase in net cash from financing activities in 2016 was primarily attributable to an increase of $7.3 million in net proceeds received from offerings, a decrease of $0.8 million in debt extinguishment payments, and an increase of $3.8 million in principal payments made on our notes payable.

Indebtedness

Hercules Term Loan

On June 30, 2014, we entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, which was 12.7% at September 30, 2016. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in 30 equal monthly installments of approximately $500,000, with the remainder due at maturity. Our obligations to Hercules are secured by a first priority security interest in substantially all of our assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.

On September 8, 2015, we entered into a Consent and First Amendment to Loan and Security Agreement with Hercules. The Amendment modified the liquidity covenant to reduce the minimum cash balance required by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at September 30, 2016 was $3.5 million. We anticipate that our current financial resources will enable us to maintain compliance with the financial and liquidity covenants related to the Hercules Term Loan into the second quarter of 2017. To maintain compliance with the financial and liquidity covenants related to the Hercules Term Loan past that date we will need to restructure the note or obtain additional funding.

Hercules sold $3.0 million in principal of its term loan to Riverside during April 2016 which is discussed further below. The Hercules principal balance as of September 30, 2016 was $9.0.

Hercules and Riverside Debt Assignment

In April 2016, we entered into an Assignment Agreement with Riverside, and Hercules, pursuant to which Hercules sold $3.0 million of the principal amount outstanding under the Hercules Term Loan to Riverside. For a more detailed description of the Assignment Agreement refer to Note 7 in the consolidated financial statements of this Report.

Riverside Debt

On April 4, 2016, we entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 100,000 shares of our common stock at a fixed exercise price of $1.63 per share (the “First Exchange Warrant”) (the “Exchange”). All principal under the Exchange Notes is convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $1.43 per share (the “Conversion Price”).

In addition, pursuant to the terms and conditions of the Exchange Agreement, the Company and Riverside had the option to exchange an additional $2.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of up to $2.0 million and an additional warrant to purchase 100,000 shares of common stock (the “Second Exchange Warrant”). The Exchange Agreement also provided that if the volume-weighted average price of our common stock was less than the Conversion Price, we would issue up to an additional 150,000 shares of common stock (the “True-Up Shares”) to Riverside, which was subsequently reduced to 140,000 shares of common stock.

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

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of our common stock was less than the Conversion Price on May 6, 2016, we issued an additional 140,000 shares of common stock to Riverside.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bears interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes is payable in cash or, if certain conditions are met, payable in shares of common stock at the Company’s option, at a conversion price of $1.34 per share. As of June 30, 2016, the entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes has been converted into 1,742,718 shares of common stock leaving. In July 2016, we paid Riverside $840,000 to redeem in full the remaining principal balance of the Third Exchange Note.

Magna Note

We paid Magna $888,000 in July 2016 to redeem in full the remaining principal balance and interest related to the Magna Note.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to those policies during the nine months ended September 30, 2016. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

New Accounting Pronouncements

See discussion under Note 1, Organization and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Principal Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Warrant Agency Agreement, dated July 8, 2016, by and between Amedica Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K	07/08/2016	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: November 14, 2016	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

