Form 10-Q/A
period 2016-09-30
AMEDICA Corp
filed 2017-04-19
CIK 1269026

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2016, amends the Form 10-Q that was originally filed with the U.S. Securities and Exchange Commission on November 14, 2016 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct the condensed consolidated statements of operations to include a non-cash deemed dividend related to the accretion of a discount on Series A convertible preferred stock of $3.8 million and to update the following financial statements and disclosure that were impacted from the correction:

●	Updated Condensed Consolidated Statements of Cash flows disclosure of non-cash investing and financing activity.
●	Updated Note 8 – Equity to include disclosure of non-cash deemed dividend related to the accretion of a discount on Series A convertible preferred stock.
●	Added Note 12 – Restatement of Condensed Consolidated Statement of Operations.
●	Updated Item 4 – Control and Procedures.
●	Additionally, we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

Except as described above, no other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date, or modify or update those disclosures that may be affected by subsequent events. As such, this form 10-Q/A should be read in conjunction with the original filing.

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

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (as restated)	2015	2016 (as restated)	2015
Product revenue	$3,378	$4,835	$11,574	$14,358
Costs of revenue	765	1,640	2,675	4,525
Gross profit	2,613	3,195	8,899	9,833
Operating expenses:
Research and development	1,582	1,676	4,743	5,072
General and administrative	1,912	1,432	4,834	4,793
Sales and marketing	2,326	2,893	7,514	9,376
Total operating expenses	5,820	6,001	17,091	19,241
Loss from operations	(3,207)	(2,806)	(8,192)	(9,408)
Other income (expense):
Interest expense	(745)	(1,147)	(3,998)	(3,381)
Gain (loss) on extinguishment of debt	(417)	2,403	(661)	2,324
Change in fair value of derivative liabilities	26	(7,779)	50	(8,879)
Loss on extinguishment of derivative liabilities	-	(2)	-	(1,263)
Offering costs	-	(821)	-	(821)
Other expense	5	19	11	(19)
Total other expense, net	(1,131)	(7,327)	(4,598)	(12,039)
Net loss before income taxes	(4,338)	(10,133)	(12,790)	(21,447)
Provision for income taxes	-	-	-	-
Net comprehensive loss	(4,338)	(10,133)	(12,790)	(21,447)
Other comprehensive loss, net of tax:
Total comprehensive loss	$(4,338)	$(10,133)	$(12,790)	$(21,447)
Deemed dividend related to beneficial conversion feature and accretion of a discount on Series A Preferred Stock	(6,278)	-	(6,278)	-
Net loss attributable to common stockholders	$(10,616)	$(10,133)	$(19,068)	$(21,447)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.46)	$(2.21)	$(1.21)	$(6.41)
Weighted average common shares outstanding:
Basic and diluted	23,048,941	4,575,302	15,711,429	3,343,695

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities
Net loss	$(12,790)	$(21,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,123	1,265
Amortization of intangible assets	375	375
Amortization of lease incentive for tenant improvements	15	15
Non cash interest expense	1,778	1,724
Gain (loss) on extinguishment of debt	661	(2,324)
Stock based compensation	197	780
Change in fair value of derivative liabilities	(50)	8,879
Loss on extinguishment of derivative liabilities	-	1,263
Gain on disposal of equipment	(13)	(15)
Provision for inventory reserve	861	954
Bad debt recovery	-	(7)
Offering costs	-	821
Changes in operating assets and liabilities:
Trade accounts receivable	1,390	144
Prepaid expenses and other current assets	(138)	(334)
Inventories	428	1,158
Accounts payable and accrued liabilities	906	(316)
Net cash used in operating activities	$(5,257)	$(7,065)
Cash flows from investing activities
Purchase of property and equipment	(427)	(501)
Proceeds from sale of property and equipment	30	28
Net cash used in investing activities	$(397)	$(473)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	11,408	4,337
Proceeds from the exercise of warrants	448	-
Payments on long-term debt	(5,071)	(1,158)
Issuance costs paid for debt	(267)	-
Debt extinguishment payments	(1,728)	(2,500)
Payments for capital lease	(8)	-
Purchase of treasury stock	-	(120)
Net cash provided by financing activities	$4,782	$559
Net decrease in cash and cash equivalents	(872)	(6,979)
Cash and cash equivalents at beginning of period	11,485	18,247
Cash and cash equivalents at end of period	$10,613	$11,268

Noncash investing and financing activities
Debt converted to common stock	$2,480	$202
Common stock issued for cashless exercise of warrant derivative liabilities	$-	$11,589
Issuance of treasury stock upon conversion of RSUs to common stock	$-	$120
Derivative liabilities issued with preferred stock	$-	$382
Capital lease for property and equipment	$60	$-
Deemed dividend related to beneficial conversion feature of preferred convertible stock and accretion of a discount (as restated)	$6,278	$-
Supplemental cash flow information
Cash paid for interest	$1,330	$1,845

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

	Common Stock Warrants	Convertible Notes	Total Derivative Liability
Balance at December 31, 2014	$(11,358)	$(2,612)	$(13,970)
Issuances of derivatives	(14,556)	-	(14,556)
Modification of terms	(382)	-	(382)
Decrease in liability due to debt conversions	-	179	179
Decrease in liability due to warrants being exercised	10,326	-	10,326
Extinguishment of derivatives	-	3,468	3,468
Change in fair value	1,687	(1,035)	652
Balance at September 30, 2015	$(14,283)	$-	$(14,283)

Balance at December 31, 2015	$(598)	$-	$(598)
Issuances of derivatives	-	-	-
Extinguishment of derivative liabilities	-	-	-
Change in fair value included in earnings, as other income	50	-	50
Balance at September 30, 2016	$(548)	$-	$(548)

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

The Company raised $4.8 million associated with the Class A Units which were recorded as common stock and additional paid in capital. The Company also raised $6.8 million associated with the Class B Units of which it allocated and recorded $3.7 million to preferred stock and allocated $3.1 million to the warrants which were recorded to additional paid in capital. The 7,392 preferred shares were convertible into 7,392,000 shares of common stock and had an effective conversion rate of $0.50 per share based on the proceeds that were allocated to them. The stock price on July 8, 2016, was $0.88 per share which resulted in a fair value in excess of carrying value of $0.38 per share or $2.5 million in total. The fair value in excess of carrying value, or beneficial conversion feature, was recorded as an adjustments within equity (e.g., deemed dividend). The Company recorded a non-cash, deemed dividend of $6.3 million ($2.5 and $3.8 million) related to a beneficial conversion feature and accretion of a discount on convertible preferred stock.

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

12. Restatement of Condensed Consolidated Statement of Operations and Comprehensive Loss

The requirement to restate the Company’s net loss attributable to common stockholders and basic and diluted loss per common share is due to the failure to record a one-time, non-cash $3.8 million charge attributable to the deemed dividend related to the accretion of a discount on Series A convertible preferred stock upon conversion into the Company’s common stock, which occurred in July 2016. The impact of this change for the three and nine months periods ended September 30, 2016 is as follows (in thousands, except share and per share data):

	Three months ended September 30, 2016
	As Previously Reported	As Restated
Total comprehensive loss	$(4,338)	$(4,338)
Deemed dividend related to Series A convertible preferred stock	(2,499)	(6,278)
Net loss attributable to common stockholders	$(6,837)	$(10,616)
Basic and diluted net loss per common share	$(0.30)	$(0.46)
Shares used to compute basic and diluted net loss per common share	23,048,941	23,048,941

	Nine months ended September 30, 2016
	As Previously Reported	As Restated
Total comprehensive loss	$(12,790)	$(12,790)
Deemed dividend related to Series A convertible preferred stock	(2,499)	(6,278)
Net loss attributable to common stockholders	$(15,289)	$(19,068)
Basic and diluted net loss per common share	$(0.97)	$(1.21)
Shares used to compute basic and diluted net loss per common share	15,711,429	15,711,429

The above-mentioned corrections do not have an effect on consolidated total comprehensive loss, and the consolidated balance sheets or statements of cash flows, except for the non-cash financing activities presented on the statements of cash flows.

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

New Accounting Pronouncements

See discussion under Note 1, Organization and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q/A, for information on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Limitation on the Effectiveness of Controls

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures.

Evaluation of Controls and Procedures

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, originally filed on November 14, 2016, our management with the participation of our Principal Executive and Principal Financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

In connection with our decision to restate our financial statements our management have carried out a reevaluation, under the supervision of and with the participation of our Principal Executive and Principal Financial Officer of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its Principal Executive and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that reevaluation, our Chief Executive Officer who is also deemed to be our President and Principal Financial Officer, concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly Report were not effective due to a material weakness in our internal control over financial reporting as discussed below.  As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Identified Material Weakness in Internal Controls

The design and operating effectiveness of our controls were inadequate to ensure that complex financial instrument transactions were  properly accounted for and reviewed. Specifically, we failed to record a non-cash deemed dividend of $3.8 million related to the accretion of a discount on conversion of Series A convertible preferred stock and deduct in the calculation of net loss attributable to common stockholders for the purposes of determining basic and diluted loss per share for the three and nine months periods ended September 30, 2016.

Notwithstanding the identified material weakness, the Company believes the financial statements included in this Quarterly Report on Form 10-Q/A fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

The Company’s Plan to Remediate the Material Weakness

Our Chief Executive Officer is in the preliminary stage of a review of our controls relating to complex financial instrument transactions. We will develop and implement a remediation plan to address the material weakness no later than May 10, 2017.

Changes in Internal Control Over Financial Reporting

Other than preceding and as described in this Item 4: Disclosure Controls and Procedures, there have been no changes in the Company’s internal controls over financial reporting have occurred during the Company’s fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

AMEDICA CORPORATION

Date: April 18, 2017	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

