Form 10-K
period 2016-12-31
AMEDICA Corp
filed 2017-09-20
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ] [Do not check if a smaller reporting company]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,002,726.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of September 19, 2017 was 36,264,881.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

Overview

We are a materials company focused on developing, manufacturing and selling silicon nitride ceramics that are used in medical implants and in a variety of industrial devices. At present, we commercialize silicon nitride in the spine implant market. We believe that our facile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields. We also believe that we are the first and only company to commercialize silicon nitride medical implants.

We have received 510(k) regulatory clearance in the United States, a CE mark in Europe, and ANVISA approval in Brazil for a number of our devices that are designed for spinal fusion surgery. To date, more than 28,000 of our silicon nitride devices have been implanted into patients, with an 8-year successful track record. In December 2016, we re-filed an FDA 510(k) submission for clearance in the United States of a modified novel composite spinal fusion device that combines porous and solid silicon nitride, and obviates the need for bone grafts that is comparable to our commercially-available Valeo®C cervical implants.

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

We market and sell our Valeo brand of silicon nitride implants to surgeons and hospitals in the United States and to selected markets in Europe and South America through more than 50 independent sales distributors who are supported by an in-house sales and marketing management team. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. In 2016 we entered into a 10-year exclusive distribution agreement with Shandong Weigao Orthopaedic Device Company Limited (“Weigao”) to sell Amedica-branded silicon nitride spinal fusion devices within the People’s Republic of China (“China”). Weigao, a large orthopedic company, has expertise in acquiring Chinese Food and Drug Administration (“CFDA”) approval of medical devices, and will assist us in obtaining regulatory approval. Weigao has committed to minimum purchase requirements totaling 225,000 implants in the first six years following CFDA clearance. We are also working with other partners in Japan to obtain regulatory approval for silicon nitride in that country. China and Japan are relevant because historically, ceramic implants are more familiar to, and more readily accepted by surgeons outside the United States, i.e., in Asia and Europe.

In addition to silicon nitride, we also sell metal-based products in the United States that provide surgeons and hospitals with a complete package for spinal surgery. These metal products are designed to address spinal deformity and degenerative conditions. Although these metal products have accounted for approximately 48% of our product revenues for each of the years ended December 31, 2016 and 2015, respectively, we remain focused on developing and promoting silicon nitride, and driving its adoption through a scientifically-intense, data-driven strategy.

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

PEEK (polyetheretherketone)

We believe PEEK is the most frequently used biomaterial for interbody spinal devices and accounted for the majority of interbody spinal devices implanted in the United States in 2016. We believe PEEK has the following limitations:

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

Allograft Bone

We believe allograft bone was the second most frequently used biomaterial in interbody spinal fusion devices in the United States in 2016. We believe allograft bone has the following limitations:

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

Metals

We believe metal interbody devices accounted for a fraction of the devices implanted in the United States in 2016. We believe metal-based interbody fusion devices have the following limitations:

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

Our Silicon Nitride Technology Platform

We believe we are the only FDA-cleared and ISO 13485 certified silicon nitride medical device manufacturing facility in the world, and the only provider of ceramics-based medical devices used for spinal fusion applications. Silicon nitride is a chemical compound comprised of the elements silicon and nitrogen, with the chemical formula Si3N4. Silicon nitride, an advanced ceramic, is lightweight, resistant to fracture and strong, and is used in many demanding mechanical, thermal and wear applications, such as in space shuttle bearings, jet engine components and body armor.

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

We currently produce silicon nitride for use in our commercial products and product candidates in the following forms:

●	Solid Silicon Nitride. This form of silicon nitride is a fully dense, load-bearing solid used for devices that require high strength, toughness, fracture resistance and low wear, including interbody spinal fusion devices, hip and knee replacement implants, and dental implants.

●	Porous Silicon Nitride. While this form of silicon nitride has a chemical composition that is identical to that of our monolithic solid silicon nitride, this formulation has a porous structure, which is engineered to mimic cancellous bone, the spongy bone tissue that typically makes up the interior of human bones. Our porous silicon nitride has interconnected pores ranging in size between about 90 and 600 microns, which is similar to that of cancellous bone. This form of silicon nitride can be used for the promotion of bone in-growth and attachment. We believe our porous silicon nitride can act as a substitute for the orthobiologics currently used to fill interbody devices in an effort to stimulate fusion, as a bone void filler, and as a porous scaffold for medical devices.

●	Composite Silicon Nitride. This form of silicon nitride is a combination, or composite, of our solid monolithic and porous formulations of silicon nitride. This composite may be used to manufacture devices and implants that mimic the structure of natural bone by incorporating both a fully dense, load-bearing solid component on the outside and a porous component intended to promote bone in-growth on the inside. This composite form of silicon nitride is used in interbody spinal fusion devices and can be used in components for total hip and knee replacement implants.

●	Silicon Nitride Coating. With a similar chemical composition as our other forms of silicon nitride, this form of silicon nitride can be applied as an adherent coating to metallic substrates, including cobalt-chromium, titanium and steel alloys. We believe applying an extremely thin layer of silicon nitride as a coating may provide a highly wear-resistant articulation surface, such as on femoral heads, which may reduce problems associated with metal or polymer wear debris. We also believe that the silicon nitride coating can be applied to devices that require firm fixation and functional connections between the device or implant and the surrounding tissue, such as hip stems and screws. The use of silicon nitride coating may also create an antibacterial barrier between the device and the adjacent bone or tissue.

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

In 2009, we received a CE Mark to commercialize the Valeo interbody spinal fusion devices made from our composite silicon nitride. The porous silicon nitride center of these devices is designed to facilitate bone growth into the device, which we believe will allow surgeons to reduce or eliminate the use of allograft bone and other osteoconductive biomaterials. We are currently marketing these devices in the Netherlands, Spain and Germany. Additionally, we conducted a prospective clinical trial in Europe, named CASCADE, comparing our Valeo composite silicon nitride interbody devices to PEEK interbody devices filled with autograft bone to obtain additional safety and efficacy data to support a 510(k) clearance in the United States. The CASCADE study enrolled 104 patients in a prospective clinical trial that independently scored fusion rates and clinical outcomes at 12 and 24 months follow-up. Neck Disability Index scores decreased similarly in both patient groups, consistent with clinical improvements reported in the literature. Importantly, the incidence of cervical spine fusion was statistically identical between study groups, and consistent with figures reported in other studies. The company previously submitted to the FDA a 510(k) premarket application to commercialize a composite silicon nitride implant. The device was not cleared for commercialization by the FDA, even though the device is marketed in Europe with successful outcomes. We have since re-filed a 510(k) premarket application with the FDA, for a modified CsC-based cervical implant that is comparable to our own commercially-available Valeo®C cervical implants.

Valeo Composite (Monolithic + Porous Silicon Nitride)

Our Non-Silicon Nitride Spinal Fixation Products

We sell a line of complementary non-silicon nitride spinal fixation products to provide surgeons and hospitals with a broader range of products. Product revenue from the sale of our non-silicon nitride spinal fixation products further supports development of our silicon nitride products and product candidates. In November 2016 the FDA notified the company that the new pedicle screw system, which we refer to as our Taurus™ Pedicle Screw System, was cleared for commercialization. The Taurus Pedicle Screw System is intended to immobilize and stabilize the spinal segments to supplement fusion of the lumbar and/or sacral spine. Taurus™ is a modular degenerative system, connecting strength with intra-operative flexibility. The Taurus™ modular screw can be attached in-situ facilitating screw-to-screw distraction, improving disc space visualization. The dual-lead screw design maintains a rapid insertion speed, while improving screw pullout strength. Additionally, the tension head-body holds its position at any angle, and the patented helical flange technology eliminates head splay and cross-threading.

Our Total Hip and Knee Joint Replacement Product Candidates

Our Total Hip Implant Product Candidates

We have developed a femoral head that is made from our solid silicon nitride, which could be used for total hip replacement product candidates. This femoral head is expected to articulate against a cross-linked polyethylene liner fixed into a metal acetabular cup. Together with a strategic partner, we have initiated biomechanical testing of our solid silicon nitride femoral heads. The results of this test will be released in 2017. If the tests indicate that silicon nitride femoral heads are superior in terms of wear performance, taper corrosion, strength and in vitro hydrothermal stability, we eventually intend to commercialize this product in cooperation with a strategic partner. However, clearance of these types of devices by the FDA will be required. Currently, the FDA has indicated that a limited one to two year clinical trial may be necessary to obtain clearance. If clearance is eventually obtained, we intend to commercially launch products for use in total hip replacement in 2018 or 2019.

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

We have entered into a joint development agreement with a dental implant design company and distributor of dental technologies for the development of a silicon nitride based dental implant system and devices.

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

Sales and Marketing

We market and sell our products to surgeons and hospitals through our established network of more than 50 independent sales distributors who are managed by our experienced in-house sales and marketing management team. Our sales efforts to-date have been in the United States and select markets in Europe and South America. To supplement our independent sales distributors, in select international markets, such as Europe, China, Japan, Australia, Latin America and Canada, we may also seek to establish collaborations with leading orthopedic companies where we believe that a large, well-established partner may provide better access to those markets. For example, we have entered into a European sales agent agreement with K2M, Inc., a distribution agreement with a Brazilian medical device distributor for distribution of our Valeo line of products in Brazil, and we are working with strategic partners in China and Japan to gain approval of our products for commercialization in those countries. In addition, we may establish collaborations in the United States under circumstances where access to a larger sales and marketing organization may help to expand the market or accelerate penetration for selected products.

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

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, nondisclosure agreements, proprietary information ownership agreements and other intellectual property measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must continue to develop and maintain the proprietary aspects of our technologies.

As of September 19 , 2017, we had 62 issued U.S. patents, 8 pending U.S. patent applications, 6 granted foreign patents and 2 pending foreign patent applications. Our first issued patent expired in 2016, with the last of these patents expiring in 2032. The first core patents do not expire until 2022; these include US 6,881,229 and US 6,790,233.

We have fourteen U.S. patents and one pending U.S. patent application directed to articulating implants using our high-strength, high toughness doped silicon nitride solid ceramic. The issued patents, which include US 6,881,229; US 7,666,229; US 7,758,646; US 7,695,521; US 7,771,481; US 7,776,085; US 7,780,738; US 8,016,890; US 8,123,812; US 8,133,284, US 8,377,134; US 8,747,540; US 9,051,639; US 9,517,136; begin to expire in 2022. The pending U.S. patent application has been assigned serial no. 15/162,363 and is presently awaiting examination by the U.S. Patent & Trademark Office.

We also have six U.S. patents, and two foreign patents (Mexico and Europe) related to our CSC technology that are directed to implants that have both a dense load-bearing, or cortical, component and a porous, or cancellous, component, together with a surface coating. These issued patents, which include US 6,790,233; US 6,846,327; US 7,695,521; US 8,133,284; US 8,747,540; US 9,649,197; MX 193270; and EP 1389978, begin to expire in 2022. EP 1389978 was registered in Switzerland, Germany, France, Greece and the Netherlands.

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

We have entered into agreements with certain surgeons for assistance with the design of our products, some of whom we anticipate may make referrals to us or order our products. A majority of these agreements contain provisions for the payments of royalties. In addition, some surgeons currently own shares of our stock. We have structured these transactions with the intention of complying with all applicable laws, including fraud and abuse, data privacy and security, and transparency laws. Despite this intention, there can be no assurance that a particular government agency or court would determine our practices to be in full compliance with such laws. We could be materially impacted if regulatory or enforcement agencies or courts interpret our financial arrangements with surgeons to be in violation of healthcare laws, including, without limitation, fraud and abuse, data privacy and security, or transparency laws.

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

Modifications to or repeal of all or certain provisions of the Health Care Reform Act are expected as a result of the outcome of the recent presidential election and Republicans maintaining control of Congress, consistent with statements made by Donald Trump and members of Congress during the presidential campaign and following the election. We cannot predict the ultimate content, timing or effect of any changes to the Health Care Reform Act or other federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

Employees

As of September 19, 2017, we had 35 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions.

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
B. Sonny Bal, M.D.	54	Chairman of the Board of Directors, President and Chief Executive Officer, Principal Financial Officer
Bryan J. McEntire	64	Chief Technology Officer

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2016 and 2015 we incurred a net loss of $16.6 million and $23.9 million, respectively, and used cash in operations of $7.2 million and $9.1 million, respectively. We have an accumulated deficit of $213.1 million at December 31, 2016. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching additional products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to sell and market our current products and research and develop, and seek regulatory approvals for, our product candidates.

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

Although we received 510(k) regulatory clearance from the FDA for our first silicon nitride spinal fusion products in 2008, we have not been able to obtain significant market share of the interbody spinal fusion market to date, and may not obtain such market share in the future. Even if we receive regulatory clearances or approvals for our product candidates in development, these product candidates may not gain market acceptance among orthopedic surgeons and the medical community. Orthopedic surgeons may elect not to use our products for a variety of reasons, including:

●	lack or perceived lack of evidence supporting the beneficial characteristics of our silicon nitride technology;

●	limited long-term data on the use of silicon nitride in medical devices;

●	lower than expected clinical benefits in comparison with other products;

●	the perception by surgeons that there are insufficient advantages of our products relative to currently available products;

●	hospitals may choose not to purchase our products;

●	group purchasing organizations may choose not to contract for our products, thus limiting availability of our products to hospital purchasers;

●	the price of our products, which may be higher than products made of the other commonly used biomaterials in the interbody spinal fusion market and total joint market;

●	lack of coverage or adequate payment from managed care plans and other third-party payers for the procedures that use our products;

●	Medicare, Medicaid or other third-party payers may limit or not permit reimbursement for procedures using our products;

●	ineffective marketing and distribution support;

●	the time and resources that may be required for training, or the inadequate training, of surgeons in the proper use of our products;

●	the development of alternative biomaterials and products that render our products less competitive or obsolete; and

●	the development of or improvement of competitive products.

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

These companies enjoy significant competitive advantages over us, including:

●	broad product offerings, which address the needs of orthopedic surgeons and hospitals in a wide range of procedures;

●	products that are supported by long-term clinical data;

●	greater experience in, and resources for, launching, marketing, distributing and selling products, including strong sales forces and established distribution networks;

●	existing relationships with spine and joint reconstruction surgeons;

●	extensive intellectual property portfolios and greater resources for patent protection;

●	greater financial and other resources for product research and development;

●	greater experience in obtaining and maintaining FDA and other regulatory clearances and approvals for products and product enhancements;

●	established manufacturing operations and contract manufacturing relationships;

●	significantly greater name recognition and widely recognized trademarks; and

●	established relationships with healthcare providers and payers.

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

A small number of customers account for a substantial portion of our product revenues. Our customers are primarily hospitals and surgical centers. At December 31, 2016 and 2015, our largest customer, Bon Secours St. Mary’s Hospital, or St. Mary’s, had a receivable balance of approximately 16% and 7%, respectively, of our total trade accounts receivable. In addition, St. Mary’s accounted for 18% and 12% of our product revenues for the years ended December 31, 2016 and 2015, respectively. Sales of our products to our customers, including St. Mary’s, are not based on long-term, committed-volume purchase contracts, and we may not continue to receive significant revenues from St. Mary’s or any customer. Because of our significant customer concentration, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with St. Mary’s or any of our other significant customers. A significant portion of St. Mary’s’ purchases have been of our non-silicon nitride products, so it may be able to purchase competitive similar products from others. A reduction or delay in orders from St. Mary’s or any of our other significant customers, or a delay or default in payment by any significant customer, could materially harm our business and results of operations.

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

In order to mitigate the risk associated with us being the sole manufacturer of our silicon nitride medical device products, in June 2014, we entered into a manufacturing development and supply agreement with Kyocera Industrial Ceramics Corporation, or Kyocera. We updated our material master file and submitted a 510(k) with the FDA in the third quarter of 2014 to qualify Kyocera as a second source supplier of our silicon nitride products. Kyocera has been qualified as a second source supplier of our silicon nitride products. Although we expect this arrangement with Kyocera to continue, if Kyocera ceases to continue as a qualified manufacturer of these products and product candidates, we will be the sole manufacturer of these products and will need to seek other potential secondary manufacturers. Our reliance solely on our internal resources to manufacture our silicon nitride products entails risks to which we would not be subject if we had secondary suppliers for their manufacture, including:

●	the inability to meet our product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity to meet additional demand for our products;

●	manufacturing and product quality issues related to the scale-up of manufacturing;

●	the inability to produce a sufficient supply of our products to meet product demands;

●	the disruption of our manufacturing facility due to equipment failure, natural disaster or failure to retain key personnel; and

●	our inability to ensure our compliance with regulations and standards of the FDA, including QSRs, and corresponding state and international regulatory authorities, including the CFDA.

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

In the United States, the commercial success of our existing products and any future products will depend, in part, on the extent to which governmental payers at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for procedures utilizing our products. Because we typically receive payment directly from hospitals and surgical centers, we do not anticipate relying directly on payment from third-party payers for our products. However, hospitals and other healthcare providers that purchase our orthopedic products for treatment of their patients generally rely on third-party payers to pay for all or part of the costs and fees associated with our products as part of a “bundled” rate for the associated procedures. The existence of coverage and adequate reimbursement for our products and the procedures performed with them by government and private payers is critical to market acceptance of our existing and future products. Neither hospitals nor surgeons are likely to use our products if they do not receive adequate reimbursement for the procedures utilizing our products.

Many private payers currently base their reimbursement policies on the coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program. Others may adopt different coverage or reimbursement policies for procedures performed with our products, while some governmental programs, such as Medicaid, have reimbursement policies that vary from state to state, some of which may not pay for the procedures performed with our products in an adequate amount, if at all. A Medicare national or local coverage decision denying coverage for one or more of our products could result in private and other third-party payers also denying coverage for our products. Third-party payers also may deny reimbursement for our products if they determine that a product used in a procedure was not medically necessary, was not used in accordance with cost-effective treatment methods, as determined by the third-party payer, or was used for an unapproved use. Unfavorable coverage or reimbursement decisions by government programs or private payers underscore the uncertainty that our products face in the market and could have a material adverse effect on our business.

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

The healthcare industry in the United States has experienced a trend toward cost containment as government and private payers seek to control healthcare costs by paying service providers lower rates. While it is expected that hospitals will be able to obtain coverage for procedures using our products, the level of payment available to them for such procedures may change over time. State and federal healthcare programs, such as Medicare and Medicaid, closely regulate provider payment levels and have sought to contain, and sometimes reduce, payment levels. Private payers frequently follow government payment policies and are likewise interested in controlling increases in the cost of medical care. In addition, some payers are adopting pay-for-performance programs that differentiate payments to healthcare providers based on the achievement of documented quality-of-care metrics, cost efficiencies, or patient outcomes. These programs are intended to provide incentives to providers to deliver the same or better results while consuming fewer resources. As a result of these programs, and related payer efforts to reduce payment levels, hospitals and other providers are seeking ways to reduce their costs, including the amounts they pay to medical device manufacturers. We may not be able to sell our implants profitably if third-party payers deny or discontinue coverage or reduce their levels of payment below that which we project, or if our production costs increase at a greater rate than payment levels. Adverse changes in payment rates by payers to hospitals could adversely impact our ability to market and sell our products and negatively affect our financial performance.

In international markets, medical device regulatory requirements and healthcare payment systems vary significantly from country to country, and many countries have instituted price ceilings on specific product lines. We cannot assure you that our products will be considered cost-effective by international third-party payers, that reimbursement will be available or, if available, that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably. Any failure to receive regulatory or reimbursement approvals would negatively impact market acceptance of our products in any international markets in which those approvals are sought.

Modifications to or repeal of all or certain provisions of the Health Care Reform Act are expected as a result of the outcome of the recent presidential election and Republicans maintaining control of Congress, consistent with statements made by Donald Trump and members of Congress during the presidential campaign and following the election. We cannot predict the ultimate content, timing or effect of any changes to the Health Care Reform Act or other federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

Prolonged negative economic conditions in domestic and international markets may adversely affect us, our suppliers, partners and consumers, and the global orthopedic market which could harm our financial position.

There is a risk that one or more of our current suppliers may not continue to operate. Any lender that is obligated to provide funding to us under any future credit agreement with us may not be able to provide funding in a timely manner, or at all, when we require it. The cost of, or lack of, available credit or equity financing could impact our ability to develop sufficient liquidity to maintain or grow our company. These negative changes in domestic and international economic conditions or additional disruptions of either or both of the financial and credit markets may also affect third-party payers and may have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

We are dependent on our senior management team, engineering team, sales and marketing team and surgeon advisors, and the loss of any of them could harm our business. We may not have sufficient personnel to effectuate our business strategy due to our recent reduction in force.

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

In October 2016, we implemented a substantial reduction in our workforce by approximately 38% to lower operating expenses. This most recent restructuring plan and other such efforts could result in disruptions to our operations. We may not have sufficient number of qualified personnel to effectuate our business strategy which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2016 was $6.9 million. We require substantial future capital in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion procedures, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

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

In addition, the repayment of the loan under the Loan and Security Agreement and the associated liquidity covenant limit (as described below) our ability to use our cash and cash equivalents to fund our operations and may restrict our ability to continue development of our product candidates. Additionally, the Loan and Security Agreement restricts our ability to incur additional pari passu indebtedness, which may reduce our ability to seek additional financing. If adequate funds are not available on a timely basis, we may terminate or delay the development of one or more of our product candidates, or delay activities necessary to commercialize our product candidates. Additional funding may not be available to us on acceptable terms, or at all. Any additional equity financing, if available, may not be available on favorable terms and will most likely be dilutive to our current stockholders, and debt financing, if available, may involve more restrictive covenants. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations or could cause us to cease operations.

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

We experienced additional risks and costs as a result of the delayed filing of this Form 10-K.

As a result of the circumstances giving rise to this delayed filing of this Form 10-K we experienced additional risks and costs. The audit was time-consuming, required us to incur significant incremental expenses and affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented continued to require and will likely require in the future greater management time and company resources to implement and monitor. As a result of our delayed filing of this Form 10-K, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. The inability to use Form S-3 could adversely affect our ability to raise capital or complete acquisitions of other companies during this period. In addition, although we have now filed this Form 10-K, our failure to file it in a timely manner is a violation of the Securities Exchange Act of 1934 and may lead to further investigation and scrutiny by the SEC, which such investigation, and any results thereof, would require management time and company resources and could adversely affect our business and the trading price of our common stock.

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

The Loan and Security Agreement contains a minimum liquidity covenant that requires us to maintain cash and cash equivalents and availability under the Loan and Security Agreement of not less than an amount that varies based on the loan amount and reduces as the loan amount is reduced with a maximum cash requirement of $9.0 million if the loan amount exceeds $19.0 million and a potential minimum cash requirement of $2.5 million if the loan amount is $7.0 million or less. As of September 19, 2017, the minimum liquidity covenant was $2.5 million. We anticipate we will need to refinance the Loan and Security Agreement or obtain additional funding during the fourth quarter of 2017 to maintain compliance with the minimum liquidity covenant through the next twelve months. Furthermore, if we are unable to access additional funds prior to becoming non-compliant with the liquidity covenant, the entire remaining balance of the Loan and Security Agreement could become immediately due and payable at the option of Hercules Technology.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Further, our current debt obligations to Hercules Technology could also impair our ability to raise future capital through equity or debt transactions. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future

Our report from our independent registered public accounting firm for the year ended December 31, 2016 includes an explanatory paragraph stating that our recurring losses from operations and our need to obtain additional financing in order to satisfy our debt obligations and to be compliant with covenants under our debt obligations through 2017 raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We have identified material weaknesses in our internal control over financial reporting and such weaknesses have led to a conclusion that our disclosure controls and procedures were not effective as of December 31, 2016. Our ability to remediate these material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, have and could continue to adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. As disclosed in more detail under "Controls and Procedures" in Part II, Item 9A of this Report, management has concluded that, as of December 31, 2016, our internal control over financial reporting was not effective due to the material weaknesses described below.

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record a complex equity transaction which caused the restatement of our third quarter filing. In addition we failed to properly evaluate and test certain long-lived assets for impairment, which ultimately resulted in recognition of an impairment charge. These errors are a result the following control deficiencies:

Control Environment and Risk Assessment – The Company did not have an effective control environment with the structure necessary for effective internal controls over financial reporting.  Further, the Company did not have an effective risk assessment to identify and assess risks associated with changes to the Company’s structure and the impact on internal controls. With the dismissal of the Company’s CFO, the Company did not have appropriately qualified personnel to meet the Company’s control objectives.  The Company does not have personnel with an appropriate level of GAAP knowledge and experience to properly review and evaluate the work performed by other Company personnel and experts related to complex accounting matters.

Control Activities – The Company did not have control activities that were designed and operating effectively including management review controls, controls related to monitoring and assessing the work of consultants, and controls to verify the completeness and adequacy of information. Specifically, the Company did not have procedures for competent personnel to review work performed by experts in relation to complex debt and equity transactions and impairment evaluations.

Monitoring Activities – The Company did not maintain effective monitoring controls related to the financial reporting process.  The Company did not effectively monitor the changes in internal control related to changes in the roles and responsibilities associated with the changes in personnel and organizational structure.  The failure to properly monitor impacted the timing, accuracy, and completion of the work related to significant accounting matters.

Our Chief Executive Officer and Principal Financial Officer is in the preliminary stage of a review of our controls relating to complex accounting matters. Although our analysis is not complete, we will be adding additional resources with expertise in accounting for complex accounting matters including timely review and evaluation of assets for potential impairment. We are also considering redesigning controls to add additional layers of review and approval whenever entering into or subsequently converting, exercising, amending, repricing, exiting or otherwise experiencing changes in or to complex financial instruments.

If we fail to remediate these material weaknesses and maintain an effective system of disclosure controls or internal control over financial reporting, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. Any of these could result in delisting actions by the NASDAQ Stock Market, investigation and sanctions by regulatory authorities, and adversely affect our business and the trading price of our common stock. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

An impairment charge could have a material adverse effect on our financial condition and results of operations

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

Similar to our compliance with U.S. regulatory requirements, we must obtain and comply with international requirements, including those of the CFDA, in order to market and sell our products outside of the United States and we may only promote and market our products, if approved, as permitted by applicable regulatory authorities. There is no guarantee that we will receive the necessary regulatory approvals for our product candidates either inside the United States or internationally, including approvals from the CFDA. If our product candidates do not receive necessary regulatory approvals, our business could be materially and adversely affected.

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

Our current and future relationships with third-party payers and current and potential customers in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm administrative burdens and diminished profits and future earnings.

Our current and future arrangements with third-party payers and current and potential customers, including providers and physicians, as well as physician owned distributorships or PODs, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In addition, we may be subject to transparency laws and patient privacy regulations by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid;

●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the Physician Payments Sunshine Act, which requires (i) manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, with data collection beginning on August 1, 2013, (ii) applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held in such entities by physicians and their immediate family members, with data collection beginning on August 1, 2013, (iii) manufacturers to submit reports to CMS by March 31, 2014 and the 90th day of each subsequent calendar year, and (iv) disclosure of such information by CMS on a publicly available website beginning in September 2014; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require medical device companies to comply with the medical device industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our collaborators, are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.

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

Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the medical device industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, a sweeping law intended, among other things, to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

We expect that the ACA, as well as other healthcare reform measures that have been and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may affect our ability to generate revenue and profits or commercialize our product candidates.

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

The volatility of orthopedic company stocks, including shares of our common stock, often do not correlate to the operating performance of the companies represented by such stocks or our operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	our ability to sell our current products and the cost of revenue;

●	our ability to develop, obtain regulatory clearances or approvals for, and market new and enhanced product candidates on a timely basis;

●	our ability to enter into OEM and private label partnership agreements and the terms of those agreements;

●	changes in governmental regulations or in the status of our regulatory approvals, clearances or future applications;

●	our announcements or our competitors’ announcements regarding new products, product enhancements, significant contracts, number and productivity of distributors, number of hospitals and surgeons using products, acquisitions or strategic investments;

●	announcements of technological or medical innovations for the treatment of orthopedic pathology;

●	delays or other problems with the manufacturing of our products, product candidates and related instrumentation;

●	volume and timing of orders for our products and our product candidates, if and when commercialized;

●	changes in the availability of third-party reimbursement in the United States and other countries;

●	quarterly variations in our or our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

●	failure to meet estimates or recommendations by securities analysts, if any, who cover our stock;

●	changes in the fair value of our derivative liabilities resulting from changes in the market price of our common stock, which may result in significant fluctuations in our quarterly and annual operating results;

●	changes in healthcare policy in the United States and internationally;

●	product liability claims or other litigation involving us;

●	sales of a substantial aggregate number of shares of our common stock;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	disputes or other developments with respect to intellectual property rights;

●	changes in accounting principles;

●	changes to tax policy; and

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain all available funds and any future earnings for debt service and use in the operation and expansion of our business. The Loan and Security Agreement contains a negative covenant which prohibits us from paying dividends to our stockholders without the prior written consent of Hercules Technology. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends.

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

Our common stock may be subject to delisting from The NASDAQ Stock Market because the bid price of our common stock price dropped below $1.00 for a period of 30 consecutive business days or because we have not timely filed our Quarterly Reports 10-Q for quarters ended April 30, 2017 and June 30, 2017.

On August 17, 2016, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the bid price for the Company’s common stock had closed below the minimum $1.00 per share threshold for continued listing on The Nasdaq Capital, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), for the prior 30 consecutive trading days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was ultimately provided with two consecutive 180 calendar day periods to demonstrate compliance with the Bid Price Rule, which expired on August 14, 2017. The Company did not regain compliance with the Bid Price Rule by August 14, 2017; accordingly, on August 22, 2017, the Company received notice from the Staff that based upon the Company’s continued non-compliance with the Rule, the Company’s securities would be subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Staff’s August 22, 2017 notice also indicated that because the Company is delinquent in filing its Form 10-K for the period ended December 31, 2016, and Forms 10-Q for the periods ended March 31, 2017 and June 30, 2017, it is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”), which could also serve as a separate basis for delisting. The Company timely requested a hearing and has now received notice from Nasdaq indicating that a Nasdaq Hearings Panel (the "Panel") granted the Company's request to extend the stay of the suspension of trading in the Company's common stock pending the Company's scheduled hearing on October 12, 2017 before the Panel and a final determination regarding the Company's listing status. At the October 12, 2017 hearing, the Company will present its plan to evidence compliance with Nasdaq's listing requirements. The Company is diligently working to evidence compliance with Nasdaq 's listing requirements as soon as possible; however, there can be no assurance that the Panel will grant the Company's request for continued listing and a further stay of suspension. If our common stock is delisted, it would adversely impact liquidity of our common stock and potentially result in lower bid prices for our common stock.

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

Our 54,000 square foot corporate office and manufacturing facilities are located in Salt Lake City, Utah. We occupy these facilities pursuant to a lease that expires in December 2019. Pursuant to the terms of the lease agreement, we may extend the lease for two additional periods of five years each. We believe that our existing facilities are adequate for our current and projected needs for the foreseeable future. The company is subleasing approximately 6,500 square feet to a third party through April of 2018.

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

Market Information

Our shares of common stock are currently quoted on The NASDAQ Capital Market under the symbol “AMDA”.

The following table sets forth the high and low sale prices of our common stock, as reported by NASDAQ Capital Markets for the periods indicated:

	2016
	High	Low
First Quarter	$3.62	$1.16	*
Second Quarter	$2.80	$1.22
Third Quarter	$1.40	$0.60
Fourth Quarter	$1.09	$0.60

	2015
	High	Low
First Quarter	$16.80	$4.86
Second Quarter	$12.15	$3.06
Third Quarter	$12.59	$4.52
Fourth Quarter	$7.02	$1.35

* Prices listed are adjusted to reflect the 1/25/16 reverse stock split

Holders of Record

As of September 19, 2017, we had approximately 388 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Dividends

We have not declared or paid dividends to stockholders since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

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

Overview

We are a materials company focused on developing, manufacturing and selling silicon nitride ceramics that are used in medical implants and in a variety of industrial devices. At present, we commercialize silicon nitride in the spine implant market. We believe that our facile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields. We also believe that we are the first and only company to commercialize silicon nitride medical implants.

We have received 510(k) regulatory clearance in the United States, a CE mark in Europe, and ANVISA approval in Brazil for a number of our devices that are designed for spinal fusion surgery. To date, more than 28,000 of our silicon nitride devices have been implanted into patients, with an 8-year successful track record. In December 2016, we re-filed an FDA 510(k) submission for clearance in the United States of a modified novel composite spinal fusion device that combines porous and solid silicon nitride, and obviates the need for bone grafts that is comparable to our commercially-available Valeo®C cervical implants.

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

We market and sell our Valeo brand of silicon nitride implants to surgeons and hospitals in the United States and to selected markets in Europe and South America through more than 50 independent sales distributors who are supported by an in-house sales and marketing management team. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. In 2016 we entered into a 10-year exclusive distribution agreement with Shandong Weigao Orthopaedic Device Company Limited (“Weigao”) to sell Amedica-branded silicon nitride spinal fusion devices within the People’s Republic of China (“China”). Weigao, a large orthopedic company, has expertise in acquiring Chinese Food and Drug Administration (“CFDA”) approval of medical devices, and will assist us in obtaining regulatory approval. Weigao has committed to minimum purchase requirements totaling 225,000 implants in the first six years following CFDA clearance. We are also working with other partners in Japan to obtain regulatory approval for silicon nitride in that country. China and Japan are relevant because historically, ceramic implants are more familiar to, and more readily accepted by surgeons outside the United States, i.e., in Asia and Europe.

In addition to silicon nitride, we also sell metal-based products in the United States that provide surgeons and hospitals with a complete package for spinal surgery. These metal products are designed to address spinal deformity and degenerative conditions. Although these metal products have accounted for approximately 48% of our product revenues for each of the years ended December 31, 2016 and 2015, respectively, we remain focused on developing and promoting silicon nitride, and driving its adoption through a scientifically-intense, data-driven strategy.

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

Costs of Revenue

The expenses that are included in costs of revenue include all direct product costs if we obtained the product from third-party manufacturers and our in-house manufacturing costs for the products we manufacture. We obtain our non-silicon nitride products, including our metal and orthobiologic products, from third-party manufacturers, while we currently manufacture our silicon-nitride products in-house.

Specific provisions for excess or obsolete inventory and the excise tax on the sale of medical devices in the United States, are also included in cost of revenue. In addition, we pay royalties attributable to the sale of specific products to some of our surgeon advisors that assisted us in the design, regulatory clearance or commercialization of a particular product, and these payments are recorded as cost of revenue. In addition the Company has incurred impairment charges relating to the ceramic equipment used to manufacture our implants.

Gross Profit

Our gross profit measures our product revenue relative to our costs of revenue. We expect our gross profit to decrease as we expand the penetration of our silicon nitride technology platform through OEM and private label partnerships.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing, medical education and training. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our sales managers and independent sales distributors. We provide our products in kits or banks that consist of a range of device sizes and separate instruments necessary to complete the surgical procedure. We generally consign our instruments to our distributors or our hospital customers that purchase the device used in spinal fusion surgery. Our sales and marketing expenses include depreciation and impairment charges of the surgical instruments.

We expect our sales and marketing expenses will remain flat or slightly decline due to the recently implemented cost saving measures. Additionally, we expect our commissions to continue to increase in absolute terms over time but remain approximately the same or decrease as a percentage of product revenue.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, benefits and other related costs, including stock-based compensation, for certain members of our executive team and other personnel employed in finance, legal, compliance, administrative, information technology, customer service, executive and human resource departments. General and administrative expenses include allocated facility expenses, related travel expenses and professional fees for accounting, legal services, and impairment charges of leasehold improvements.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Product revenue	$15,226	$19,453	$(4,227)	-21.73%
Costs of revenue	3,777	6,250	(2,473)	-39.57%
Gross profit	11,449	13,203	(1,754)	-13.28%
Operating expenses:
Research and development	6,345	6,387	(42)	-0.66%
General and administrative	6,292	6,436	(144)	-2.24%
Sales and marketing	10,347	12,421	(2,074)	-16.70%
Total operating expenses	22,984	25,244	(2,260)	-8.95%
Loss from operations	(11,535)	(12,041)	506	4.20%
Other income (expense)	(5,063)	(11,871)	6,808	57.35%
Net loss before income taxes	(16,598)	(23,912)	7,314	30.59%
Provision for income taxes	-	-	-	N/A
Net loss	$(16,598)	$(23,912)	$7,314	30.59%
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible series A preferred stock	(6,278)	-	(6,278)	N/A
Net loss attributable to common stockholders	$(22,876)	$(23,912)	$1,036	4.33%

Product Revenue

The following table sets forth our product revenue from sales of the indicated product category for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Silicon Nitride	$7,896	$10,121	$(2,225)	-22%
Non-Silicon Nitride	$7,330	$9,332	$(2,002)	-21%
Total product revenue	$15,226	$19,453	$(4,227)	-22%

Total product revenue was $15.2 million in 2016 as compared to $19.4 million in 2015, a decrease of $4.2 million or 22%. This decline was due to silicon nitride sales decreasing by $2.2 million, or 22%, and non-silicon nitride sales decreasing by $2.0 million, or 21%, as compared to the same period in 2015. This decline was primarily attributable to the loss of a few surgeons during the year and consequences from our restructuring. The remaining decrease was due to reduced private label sales.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Domestic	$14,919	$19,293	$(4,374)	-23%
International	$307	$160	$147	92%
Total product revenue	$15,226	$19,453	$(4,227)	-22%

International revenue increased in 2016 as compared to 2015 primarily as a result of having received regulatory approval to begin selling our silicon nitride products in Brazil.

Costs of Revenue and Gross Profit

Our cost of revenue decreased $2.5 million, or 40%, as compared to the same period in 2015. The decrease was primarily due to the decline in sales and the moratorium on the medical device excise tax. This decrease was offset by an increase of $0.2 of impairment charges relating to our manufacturing assets.

Research and Development Expenses

Research and development expenses decreased $0.04 million, or 1%, as compared to the same period in 2015. This decrease was primarily due to reductions in personnel related expenses.

General and Administrative Expenses

General and administrative expenses decreased $0.1   million, or 2%, as compared to the same period in 2015. This decrease was primarily due to a $0.6 million decrease in personnel related expenses, 40% of these reductions were in the fourth quarter, a $0.1 million decrease in franchise taxes, a $0.1 million decrease in board of director expenses, a $0.1 million decrease in investor relations expenses, $0.1 million decrease in insurance expenses, along with another $0.2 million decrease in various other expenses. These decreases were offset by a $0.9 million increase in legal fees and impairment charges for 2016 in the amount of $0.2 million from the impairment of leasehold improvements. There were no impairments during 2015.

Sales and Marketing Expenses

Sales and marketing expenses decreased $2.1 million, or 17%, as compared to the same period in 2015. This decrease was primarily due to a $1.8 million decrease in commissions due to lower sales, and the remaining decrease is due to $0.8 million reductions in personnel related costs, travel, consulting and other operating expenses as we reduced operating costs in 2016. These decreases were offset by a $0.5 million in impairment charges of instrument sets. There were no impairments during 2015.

Deemed Dividend

Deemed dividend in 2016 related to a beneficial conversion feature and accretion of discount on convertible preferred stock valued at $6.3 million, compared to none for 2015. A beneficial conversion amount was calculated in association with the 2016 issuance of certain convertible preferred stock and warrants that could convert to common stock at a discount below the trading price on the date of issuance. The preferred stock was actually converted to common stock during 2016. No such stock was issued or converted during 2015.

Other Income (Expense), Net

Other income (expenses), net decreased $6.8 million, or 57%. The decrease was primarily due to a $7.7 million decrease in the change in the fair value of derivative liabilities, a $1.3 million decrease in loss on extinguishment of derivative liabilities, and a $0.8 million decrease in offering costs. These improvements were offset by a $2.8 million dollar increase in loss on extinguishment of debt, and a $0.2 million increase in interest expense.

Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern within one year from the date of issuance of our consolidated financial statements.

For the years ended December 31, 2016 and 2015, we incurred a net loss of $16.6 million and $23.9 million, respectively, and used cash in operations of $7.2 million and $9.1 million, respectively. We had an accumulated deficit of $213.1 million and $196.5 million at December 31, 2016 and 2015, respectively. To date, our operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that we will continue to generate operating losses and use cash in operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when we can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

In 2016 we implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2017. These additional cost savings measures may include additional workforce and research and development reductions, as well as reductions to certain other operating expenses including legal, patent, and travel expenses. In addition to these cost saving measures an experienced and highly successful leader for the Sales and Marketing team was recruited and hired. This individual has subsequently hired additional experienced personnel in Sales and Market Development. We are actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and the publication of such data would help sales efforts as we approach new prospects. We are also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants and the newly developed pedicle screw system (known as Taurus).

As discussed further in Note 7 to the consolidated financial statements, in June 2014, we entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires us to maintain a cash balance of not less than $3.0 million at December 31, 2016. At December 31, 2016, our cash balance was approximately $6.9 million. We believe we will be in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan into the fourth quarter of 2017. To maintain compliance beyond that date, we would need to refinance the note or obtain additional funding in or prior to the fourth quarter of 2017. We have common stock that is publicly traded and have been able to successfully raise capital when needed since the time of our initial public offering. We are engaged in discussions with an investment banking firm to examine financing alternatives, including options to encourage the exercise of outstanding warrants. The Company is also seeking to refinance the Hercules Term Loan and is in discussions with banking firms to look at lending alternatives.

If we are unable to refinance the Hercules Term Loan or access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of the lender. Although we are seeking to refinance the note or obtain additional debt financing, such funding is not assured and may not be available to us on favorable or acceptable terms, and may involve restrictive covenants. Any additional equity financing is also not assured and, if available to us, will most likely be dilutive to its current stockholders. If we are not able to obtain additional debt or equity financing on a timely basis, the impact on us will be material and adverse.

These uncertainties create substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(7,170)	$(9,063)
Net cash used by investing activities	(617)	(658)
Net cash provided by financing activities	3,217	2,959
Net cash used	$(4,570)	$(6,762)

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.2 million in 2016, compared to $9.1 million used in 2015, a decrease of $1.9 million, or 21%. The decrease in cash used in operating activities during 2016 was primarily due to a decrease in the net loss of $8.2 million, which equated to a decrease in the net loss after non-cash add backs of $1.7 million. The net change in operating assets and liabilities had the effect of decreasing the net cash used in operating activities by another $200,000, which when added to the $1.7 million accounts for the $1.9 million overall decrease in net cash used in operating activities.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $0.6 million during 2016, compared to $0.7 million used in investing activities during the same period in 2015, a decrease of $0.1 million. The decrease in net cash used in investing activities during 2016 was primarily attributable to decreased purchases of property and equipment and an increase in the proceeds from sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.2 million during 2016, compared to $3.0 million provided during the same period in 2015, an increase of $0.2 million. The increase in cash provided by financing activities in 2016 was primarily attributable to the July 2016 stock offering, which was offset by the principal debt payments to Hercules after the July stock offering.

Indebtedness

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

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $2.02 and a beneficial conversion feature of $413,000 was recorded to equity and as a debt discount. Additionally, on April 27, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 100,000 shares of the Company’s common stock at a fixed exercise price of $1.66 per share. The warrant value of $107,000 was recorded to equity and as a debt discount. The closing stock price on April 27, 2016, was $1.66 and a beneficial conversion feature of $268,000 was recorded to equity and as a debt discount. Financing costs were $267,000 and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $244,000 at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of the Company’s common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 140,000 shares of common stock to Riverside and recorded the value of the True-Up Shares of $199,000 to interest expense and equity.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bore interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of common stock at the Company’s option, at a conversion price of $1.34 per share. The entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes has been converted into 1,742,718 shares of common stock. In July 2016, the Company paid Riverside $840,000 to redeem in full the remaining principal balance of the Third Exchange Note. The debt discounts associated with the converted debt was recorded to interest expense.

Contractual Obligations and Commitments

The following table summarizes our outstanding contractual obligations as of December 31, 2016 (in thousands):

	Total	Less Than 1 Year	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt, gross	$7,421	$6,779	$642	$-	$-
Operating leases, net	2,857	925	952	980
Total contractual obligations	$10,278	$7,704	$1,594	$980	$-

The information above reflects only payment obligations that are fixed and determinable. The long-term debt disclosed above is gross of debt issuance costs, and outlines the contractual maturities before considering maturity acceleration due to non-compliance with loan covenants. Our commitments for long-term debt relate to our term loan with Hercules, our commitments for operating leases relate to our operating lease for our corporate headquarters and manufacturing facility in Salt Lake City, Utah and other equipment leases. The Hercules loan requires a liquidity covenant of $3.0 million. The Company believes that it is in a position to maintain compliance with the liquidity covenant into the fourth quarter of 2017, and has therefore classified the entire obligation as a current liability. The above table does not include any of the contractual obligations with respect to royalties payable upon sales of certain of our products as none of our arrangements contain minimum royalty payments. We also do not have contractually minimum purchase commitments for the supply of any of our raw materials, products or instruments.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of product revenues and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to inventories, recoverability of long-lived assets the fair value of our common stock, and goodwill. We use historical experience and other assumptions as the basis for our judgments and making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in those estimates will be reflected in our consolidated financial statements as they occur. As an “emerging growth company,” we have elected to delay the adoption of new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to those of other public companies. While our significant accounting policies are more fully described in the footnotes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results. The critical accounting policies addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Long-Lived Assets and Goodwill

The Company periodically evaluates the carrying value of definitely-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes finite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2016 and 2015.

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

If our revenues or other estimated operating results are not achieved at or above our forecasted level, and we are unable to recover such costs through price increases, the carrying value of certain of our assets may prove to be unrecoverable and we may incur impairment charges of definitive-live intangible assets.

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. The Company considers valuation factors and an estimated control premium. The estimated fair value of the reporting unit exceeded the carrying value by approximately 20%. The declining price of the Company’s stock is an early indicator that goodwill impairment may be a factor during 2017. We will continue to monitor our market capitalization and impairment indicators.

If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

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

Periodically we review the carrying value of our property and equipment that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment charge would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its property and equipment and has identified asset impairment during the year ended December 31, 2016.

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

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2016 and 2015, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

Stock-Based Compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Compensation, or ASC 718. Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock options and other equity awards as of their grant date. Stock-based compensation expense is recognized ratably over the requisite service period, which in most cases is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free rate of return for a period that approximates the expected term of our stock options and our expected dividend yield. Because we were a privately-held company with no trading history prior to February 2014 and have limited stock history since February 2014, we utilize the historical stock price volatility from a representative group of public companies to estimate expected stock price volatility and our historical stock price. We selected companies from the medical device industry, specifically those who are focused on the design, development and commercialization of products for the treatment of spine disorders, and who have similar characteristics to us, such as stage of life cycle and size. We intend to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publicly traded stock becomes available. We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero because we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free rate of return used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

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

Derivative Liabilities

Derivative liabilities includes the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense), net in our consolidated statements of operations until the instruments settle or expire. We estimate the fair value of these instruments using the Black-Scholes-Merton or Monte-Carlo valuation models depending on the complexity of the underlying instruments. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

Recently Issued Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory”. The amendments clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This guidance is not expected to have a material impact on the consolidated financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) updated accounting guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. These updates are effective for the Company for its annual period beginning January 1, 2019, and interim periods therein, with early adoption permitted. The guidance in this standard is not expected to have a material impact on the consolidated financial statements.

In March 2016 the FASB updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as the well as classification in the statement of cash flows. The standard is effective for the Company for its annual period beginning January 1, 2018. The guidance in this standard is not expected to have a material impact on the consolidated financial statements of the Company.

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this update will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods therein, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its consolidated financial statements, but believes the most significant change will relate to building leases.

In May 2014, in addition to several amendments issued during 2016, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for the Company for its annual period beginning January 1, 2019, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has yet to begin evaluation of the new accounting standard and therefore has yet to determine the impact, if any, that the new standard will have on its consolidated financial statements.

In January of 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this guidance to eliminate the requirement to calculate the implied fair value of goodwill to measure goodwill impairment charge (Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

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

As previously reported in our Current Report on Form 8-K filed on July 22, 2016, on July 1, 2016, Mantyla McReynolds, LLC (“Mantyla”) merged with BDO USA, LLP (“BDO”). As a result of this transaction, Mantyla resigned, effective as of July 19, 2016 (the “Resignation Date”), as the Company’s independent registered public accounting firm.

Mantyla’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2015 and 2014 contained an emphasis paragraph that raised substantial doubt about its ability to continue as a going concern.  Other than the going concern matter, the reports of Mantyla on the consolidated financial statements of the Company for the fiscal years ended December 31, 2015 and 2014 did not contain any other adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period through the Resignation Date, the Company and Mantyla did not have any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Mantyla, would have caused Mantyla to make reference to the matter in its reports on the Company’s consolidated financial statements during such periods; and there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company requested Mantyla furnish a letter addressed to the Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not Mantyla agrees with the above statements, which letter we filed as Exhibit 16.1 to our Current Report on Form 8-K filed on July 22, 2016.

The Audit Committee recommended and approved the engagement of BDO as the successor independent registered public accounting firm, effective upon July 22, 2016. At no time during the Company’s fiscal years ended December 31, 2015 and 2014 and during any subsequent interim period through the Resignation Date, did the Company consult with BDO regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that BDO concluded was an   important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) and related instructions of Regulation S-K or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2016. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K due to the material weaknesses described below.

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

Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting was not effective due to the material weaknesses described below.

(c) Material Weaknesses

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2016, the Company's internal control over financial reporting was not effective because of the material weaknesses described below.

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record a complex equity transaction which caused the restatement of our third quarter filing. In addition we failed to properly evaluate and test certain long-lived assets for impairment, which ultimately resulted in recognition of an impairment charge. These errors are a result the following control deficiencies:

Control Environment and Risk Assessment – The Company did not have an effective control environment with the structure necessary for effective internal controls over financial reporting.  Further, the Company did not have an effective risk assessment to identify and assess risks associated with changes to the Company’s structure and the impact on internal controls. With the dismissal of the Company’s CFO, the Company did not have appropriately qualified personnel to meet the Company’s control objectives.  The Company does not have personnel with an appropriate level of GAAP knowledge and experience to properly review and evaluate the work performed by other Company personnel and experts related to complex accounting matters.

Control Activities – The Company did not have control activities that were designed and operating effectively including management review controls, controls related to monitoring and assessing the work of consultants, and controls to verify the completeness and adequacy of information. Specifically, the Company did not have procedures for competent personnel to review work performed by experts in relation to complex debt and equity transactions and impairment evaluations.

Monitoring Activities – The Company did not maintain effective monitoring controls related to the financial reporting process.  The Company did not effectively monitor the changes in internal control related to changes in the roles and responsibilities associated with the changes in personnel and organizational structure.  The failure to properly monitor impacted the timing, accuracy, and completion of the work related to significant accounting matters.

Our Chief Executive Officer is in the preliminary stage of a review of our controls relating to complex accounting matters. Although our analysis is not complete, we will be adding additional resources with expertise in accounting for complex accounting matters including timely review and evaluation of assets for potential impairment. We are also considering redesigning controls to add additional layers of review and approval whenever entering into or subsequently converting, exercising, amending, repricing, exiting or otherwise experiencing changes in or to complex financial instruments.

Notwithstanding the identified material weaknesses, the Company believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

(d) Changes in Internal Control Over Financial Reporting

Other than described above in the Item 9A. Controls and Procedures, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this Item 11 will be presented in our Proxy Statement for the 2017 annual meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be presented in our Proxy Statement for the 2017 annual meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be presented in our Proxy Statement for the 2017 annual meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be presented in our Proxy Statement for the 2017 annual meeting of Shareholders and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Amedica Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

4.2	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on May 9, 2011		Amendment No. 3 to Form S-1 (Exhibit 4.9)	1/29/14	333-192232

4.3	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and GE Capital Equity Investments, Inc., dated as of December 17, 2012		Form S-1 (Exhibit 4.10)	11/8/13	333-192232

4.4	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and Zions First National Bank, dated as of December 17, 2012		Form S-1 (Exhibit 4.11)	11/8/13	333-192232

4.5	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on March 4, 2011 and May 9, 2011		Form S-1 (Exhibit 4.12)	11/8/13	333-192232

4.6	Form of Amendment to Warrant to Purchase Shares of Common Stock of the Registrant, dated as of December 18, 2012		Form S-1 (Exhibit 4.13)	11/8/13	333-192232

4.7	Form of Amendment No. 2 to Warrant to Purchase Shares of Common Stock of the Registrant, dated as of February 1, 2013		Form S-1 (Exhibit 4.14)	11/8/13	333-192232

4.8	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on August 30, 2013 and September 20, 2013, as amended		Amendment No. 2 to Form S-1 (Exhibit 4.17)	12/20/13	333-192232

4.9	Form of Amendment to Warrant to Purchase Common Stock of the Registrant, dated as of December 23, 2013	Amendment No. 3 to Form S-1 (Exhibit 4.17.1)	1/29/14	333-192232

4.10	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued to TGP Securities, Inc. on August 30, 2013 and September 20, 2013, as amended	Amendment No. 2 to Form S-1 (Exhibit 4.20)	12/20/13	333-192232

4.11	Form of Amendment to Warrant to Purchase Shares of Common Stock of the Registrant, issued to TGP Securities, Inc., dated as of December 23, 2013	Amendment No. 3 to Form S-1 (Exhibit 4.21)	1/29/14	333-192232

4.12	Hercules Warrant to Purchase Common Stock	Form 8-K (Exhibit 4.3)	7/1/2014	001-33624

4.13	Form of Warrant to be Issued to Investors in the Offering	Amendment No. 3 to Form S-1 (Exhibit 4.24)	11/19/14	333-199753

4.14	Form of Unit Purchase Option to be Issued to the Underwriters in the Offering	Amendment No. 3 to Form S-1 (Exhibit 4.25)	11/19/14	333-199753

4.15	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer and Trust Company	Amendment No. 3 to Form S-1 (Exhibit 4.26)	11/19/14	333-199753

4.16	Warrant to purchase shares of common stock of the Registrant by and between the Registrant and Hampshire MedTech Partner II, L.P., dated as of November 6, 2014	Form 8-K (Exhibit 4.1)	11/7/14	001-33624

4.17	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on September 17, 2014.	Form 10-K (Exhibit 4.27)	3/24/15	001-33624

4.18	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on November 12, 2014.	Form 10-K (Exhibit 4.28)	3/24/15	001-33624

4.19	Senior Convertible Note by Registrant payable to MG Partners II, Ltd., Issuance Date: August 12, 2014, Exchange Date: April 2, 2015	Form 8-K (Exhibit 4.2)	4/3/15	001-33624

4.20	Form of Series B Warrant	Form 8-K (Exhibit 4.2)	9/8/15	001-33624

4.21	Form of Series D Warrant	Form 8-K (Exhibit 4.4)	9/8/15	001-33624

4.22	Form of Amended and Restated Series A warrant	Form 8-K (Exhibit 4.1)	12/14/15	001-33624

4.23	Form of Amended and Restated Series C Warrant	Form 8-K (Exhibit 4.2)	12/14/15	001-33624

4.24	Form of Common Stock Purchase Warrant issued on April 4, 2016.	Form 8-K (Exhibit 4.1)	4/05/16	001-33624

4.25	Form of Series E Warrant	Amendment No. 3 to Form S-1 (Exhibit 4.25)	6/30/16	333-211520

4.26	Form of Underwriters Warrant to be Issued in Offering	Amendment No. 3 to Form S-1 (Exhibit 4.26)	6/30/16	333-211520

4.27	Form of Series A Preferred Stock Certificate	Amendment No. 3 to Form S-1 (Exhibit 4.27)	6/30/16	333-211520

4.28	Form of Warrant	Form 8-K (Exhibit 4.1)	1/20/17	001-33624

10.1	Securities Purchase Agreement by and between the Registrant and MG Partners II Ltd, dated as of June 30, 2014	Form 8-K (Exhibit 10.1)	7/1/2014	001-33624

10.2	Registration Rights Agreement by and between the Registrant and MG Partners II Ltd., dated as of June 30, 2014	Form 8-K (Exhibit 10.2)	7/1/2014	001-33624

10.3	Loan and Security Agreement by and among the Registrant, its subsidiary, Hercules Technology Growth Capital, Inc., and Hercules Technology III, L.P., dated as of June 30, 2014	Form 8-K (Exhibit 10.3)	7/1/2014	001-33624

10.4	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009	Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.5	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012	Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.6	Form of Change of Control Agreement*	Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.7	Form of Indemnification Agreement by and between the Registrant and its officers and directors	Amendment No. 2 to Form S-1 (Exhibit 10.14)	12/20/13	333-192232

10.8	Amedica Corporation Amended and Restated 2012 Equity Incentive Plan*	Amendment No. 4 to Form S-1 (Exhibit 10.15)	2/12/14	333-192232

10.9	Form of 2012 Stock Option Grant Notice and Stock Option Agreement*	Amendment No. 4 to Form S-1 (Exhibit 10.16)	2/12/14	333-192232

10.10	Form of 2012 Restricted Stock Award and Restricted Stock Unit Agreement*	Amendment No. 4 to Form S-1 (Exhibit 10.17)	2/12/14	333-192232

10.11	Amedica Corporation 2003 Stock Option Plan*	Form S-1 (Exhibit 10.18)	11/8/13	333-192232

10.12	Form of 2003 Non-Qualified Stock Option Agreement and Notice of Exercise of Non-Qualified Stock Option thereunder*	Form S-1 (Exhibit 10.19)	11/8/13	333-192232

10.13	Form of 2003 Incentive Stock Option Agreement and Notice of Exercise of Incentive Stock Option thereunder*	Form S-1 (Exhibit 10.20)	11/8/13	333-192232

10.14	Amendment and Exchange Agreement, date April 2, 2015, by and between the Registrant and MG Partners II, Ltd	Form 8-K (Exhibit 10.1)	4/3/15	001-33624

10.15	Consent and First Amendment to Loan and Security Agreement dated September 8, 2015 by and among Hercules Technology Growth Capital Inc., the financial institutions signatory thereto, Amedica Corporation, and the guarantors signatory thereto.	Form 8-K (Exhibit 10.1)	9/8/15	001-33624

10.16	First Amendment to Warrant to Purchase Shares of Common Stock of Amedica Corporation dated September 8, 2015, by and between Amedica Corporation and Hercules Technology III, L.P.	Form 8-K (Exhibit 10.2)	9/8/15	001-33624

10.17	Settlement and Waiver Agreement dated September 8, 2015, by and among Amedica Corporation and MG Partners II, Ltd.	Form 8-K (Exhibit 10.3)	9/8/15	001-33624

10.18	Placement Agency Agreement between Amedica Corporation and Ladenburg Thalmann & Co. Inc.	Form 8-K (Exhibit 10.4)	9/8/15	001-33624

10.19	Form of Securities Purchase Agreement between Amedica Corporation and the Purchasers Dated September 8, 2015	Form 8-K (Exhibit 10.5)	9/8/15	001-33624

10.20	Form of Registration Rights Agreement	Form 8-K (Exhibit 10.6)	9/8/15	001-33624

10.21	Form of Leak-Out Agreement	Form 8-K (Exhibit 10.1)	12/14/15

10.22	Assignment and Second Amendment to Loan and Security Agreement, dated April 4, 2016, by and among the Company Riverside Merchant Partners, LLC, Hercules Technology III, L.P. and Hercules Capital, Inc., the financial institutions signatory thereto, Amedica Corporation, and the guarantors signatory thereto	Form 8-K (Exhibit 10.1)	5/05/16	001-33624

10.23	Exchange Agreement dated April 4, 2016, by and among Amedica Corporation and Riverside Merchant Partners, LLC	Form 8-K (Exhibit 10.2)	5/05/16	001-33624

10.24	Subordinated Convertible Promissory Note, dated April 4, 2016, by and among Amedica Corporation and Riverside Merchant Partners, LLC	Form 8-K (Exhibit 10.3)	5/05/16	001-33624

10.25	Warrant Agency Agreement, dated July 8, 2016, by and between Amedica Corporation and American Stock Transfer & Trust Company, LLC	Form 8-K (Exhibit 10.1)	7/8/16	001-33624

10.26	Warrant Agency Agreement dated January 24, 2017, by and between Amedica Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 8-K)	1/24/17	001-33624

21.1	List of Subsidiaries of the Registrant		Form S-1 (Exhibit 21.1)	11/8/13	333-192232

23.1	Consent of Independent Registered Public Accounting Firm, Mantyla McReynolds, LLC	X

23.2	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement.

ITEM 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: September 19, 2017	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 19, 2017	/s/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: September 19, 2017	/s/ David W. Truetzel
David W. Truetzel, Director

Date: September 19, 2017	/s/ Jeffrey S. White
Jeffrey S. White, Director

Date: September 19, 2017	/s/ Eric A. Stookey
Eric A. Stookey, Director

AMEDICA CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Amedica Corporation

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Amedica Corporation (the “Company”) as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedica Corporation at December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations and negative operating cash flows and needs to obtain additional financing to be compliant with debt covenants and to finance its operations. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Salt Lake City, Utah

September 19, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Amedica Corporation

Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Amedica Corporation (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amedica Corporation at December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

March 23, 2016

Amedica Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$6,915	$11,485
Trade accounts receivable, net of allowance of $22 and $49, respectively	1,620	2,660
Prepaid expenses and other current assets	239	229
Inventories	7,213	9,131
Total current assets	15,987	23,505
Property and equipment, net	889	2,472
Intangible assets, net	3,187	3,687
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$26,261	$35,862

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$658	$643
Accrued liabilities	3,183	3,421
Current portion of long-term debt	7,012	16,365
Total current liabilities	10,853	20,429

Deferred rent	319	432
Other long-term liabilities	188	171
Derivative liabilities	528	598
Total liabilities	11,888	21,630

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 27,364,881 and 10,886,248 shares issued and outstanding at December 31, 2016 and 2015, respectively	274	109
Additional paid-in capital	227,234	210,660
Accumulated deficit	(213,135)	(196,537)
Total stockholders’ equity	14,373	14,232
Total liabilities and stockholders’ equity	$26,261	$35,862

The accompanying notes are an integral part of these consolidated financial statements.

Amedica Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015
Product revenue	$15,226	$19,453
Costs of revenue	3,777	6,250
Gross profit	11,449	13,203
Operating expenses:
Research and development	6,345	6,387
General and administrative	6,292	6,436
Sales and marketing	10,347	12,421
Total operating expenses	22,984	25,244
Loss from operations	(11,535)	(12,041)
Other income (expenses):
Interest expense	(4,511)	(4,339)
Gain (loss) on extinguishment of debt	(661)	2,171
Change in fair value of derivative liabilities	70	(7,605)
Loss on extinguishment of derivative liabilities	-	(1,263)
Offering costs	-	(821)
Other income (expense)	39	(14)
Total other expense, net	(5,063)	(11,871)
Net loss before income taxes	(16,598)	(23,912)
Provision for income taxes	-	-
Net loss	(16,598)	(23,912)
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible series A preferred stock	(6,278)	-
Net loss attributable to common stockholders	$(22,876)	$(23,912)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.23)	$(5.50)
Weighted average common shares outstanding:
Basic and diluted	18,524,815	4,344,253

The accompanying notes are an integral part of these consolidated financial statements.

Amedica Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

							Total
	Convertible				Additional		Stockholders
	Preferred Stock		Common Stock		Paid-In	Accumulate	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2014	-	$-	1,756,911	$16	$179,396	$(172,505)	$6,907
Issuance of common stock upon cashless exercise of warrants	-	-	2,546,856	26	11,563	-	11,589
Issuance of common stock with offering	-	-	874,891	9	122	-	131
Issuance of common stock upon exercise of warrants, net of issuance costs	-	-	5,607,839	56	15,816	-	15,872
Issuance of common stock upon conversion of notes payable	-	-	24,860	1	376	-	377
Stock-based compensation	-	-	74,891	1	984	(120)	865
Reclassification of warrant derivative liability to equity	-	-	-	-	2,403	-	2,403
Net loss	-	-	-	-	-	(23,912)	(23,912)
Balance at December 31, 2015	-	-	10,886,248	109	210,660	(196,537)	14,232
Issuance of common stock upon cashless exercise of warrants	-	-	536,388	5	(5)	-	-
Issuance of common stock and warrants with offering, net of issuance costs	-	-	5,258,000	53	4,649	-	4,702
Issuance of convertible preferred stock and warrants with offering, net of issuance costs	7,392	-	-	-	6,706		6,706
Accretion of convertible preferred stock discount					6,278		6,278
Deemed dividend on convertible preferred stock					(6,278)		(6,278)
Preferred stock converted to common stock	(7,392)	-	7,392,000	74	(74)	-	-
Issuance of common stock upon exercise of warrants, net of issuance costs			447,147	4	443	-	447
Beneficial conversion feature associated with issuance of convertible notes					1,138		1,138
Issuance of common stock upon conversion of notes payable	-	-	1,882,718	19	2,660	-	2,679
Issuance of common stock in connection with settlement of litigation	-	-	962,380	10	784	-	794
Stock-based compensation	-	-	-	-	273	-	273
Net loss						(16,598)	(16,598)
Balance at December 31, 2016	-	$-	27,364,881	$274	$227,234	$(213,135)	$14,373

The accompanying notes are an integral part of these consolidated financial statements.

Amedica Corporation

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended December 31,
	2016	2015
Cash flow from operating activities
Net loss	$(16,598)	$(23,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,435	1,652
Amortization of intangible assets	501	501
Amortization of lease incentive for tenant improvements	20	20
Impairment of property and equipment	852	-
Non cash interest expense	2,904	2,194
Non cash issuance of stock to settle litigation	794	-
(Gain) loss on extinguishment of debt	661	(2,171)
Stock based compensation	273	911
Change in fair value of derivative liabilities	(65)	7,605
Loss on extinguishment of derivative liabilities	(6)	1,263
(Gain) loss on disposal of equipment	(27)	(21)
Provision for inventory reserve	1,161	1,333
Bad debt expense	-	(27)
Offering costs	-	821
Changes in operating assets and liabilities:
Trade accounts receivable	1,040	(120)
Prepaid expenses and other current assets	(3)	(74)
Inventories	749	1,357
Accounts payable and accrued liabilities	(861)	(395)
Net cash used in operating activities	(7,170)	(9,063)
Cash flows from investing activities
Purchase of property and equipment	(671)	(695)
Proceeds from sale of property and equipment	54	37
Net cash used in investing activities	(617)	(658)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs ( $601)	4,702	4,337
Proceeds from issuance of preferred stock, net of issuance costs ( $641)	6,706	-
Proceeds from issuance of stock in connection with exercise of warrants, net of issuance costs	447	5,863
Payments on long-term debt	(6,630)	(2,949)
Debt extinguishment payments	(1,728)	(4,112)
Payments for capital lease	(13)	-
Deferred costs paid for debt	(267)	(60)
Purchase of treasury stock	-	(120)
Net cash provided by financing activities	3,217	2,959
Net increase (decrease) in cash and cash equivalents	(4,570)	(6,762)
Cash and cash equivalents at beginning of period	11,485	18,247
Cash and cash equivalents at end of period	6,915	11,485

Noncash investing and financing activities
Preferred stock converted to common stock	$74	$-
Reclassification of derivative liability	-	4,229
Capital lease for property and equipment	60
Notes payable and accrued interest converted to common stock	2,679	202
Debt exchange - Riverside	3,000	-
Debt discount for Riverside not - beneficial conversion feature (BCF) and
warrants	1,138	-
Common stock issued for cashless exercise of warrant derivative liabilities		19,772
Issuance of treasury stock upon conversion of RSUs to common stock		120
Derivative liabilities recorded as a debt discount		382
Deemed dividend on convertible preferred stock	$6,278	$-
Supplemental cash flow information
Cash paid for interest	1,606	2,379

The accompanying notes are an integral part of these consolidated financial statements.

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and include all assets and liabilities of the Company and its wholly-owned subsidiary, US Spine. All material intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern within one year from the date of issuance of these consolidated financial statements.

For the years ended December 31, 2016 and 2015, the Company incurred a net loss of $16.6 million and $23.9 million, respectively, and used cash in operations of $7.2 million and $9.1 million, respectively. The Company had an accumulated deficit of $213.1 million and $196.5 million at December 31, 2016 and 2015, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

In 2016 the Company implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2017. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost saving measures an experienced and highly successful leader for the Sales and Marketing team was recruited and hired. This individual has subsequently hired additional experienced personnel in Sales and Market Development. The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and such the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants and the newly developed pedicle screw system (known as Taurus).

As discussed further in Note 7, in June 2014, the Company entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $3.0 million at December 31, 2016. At December 31, 2016, the Company’s cash balance was approximately $6.9 million. The Company believes it will be in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan into the fourth quarter of 2017. To maintain compliance beyond that date, the Company would need to refinance the note or obtain additional funding in or prior to the fourth quarter of 2017. The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the time of its initial public offering. The Company is engaged in discussions with an investment banking firm to examine financing alternatives, including options to encourage the exercise of outstanding warrants. The Company is also seeking to refinance the Hercules Term Loan and is in discussions with banking firms to look at lending alternatives.

If the Company is unable to refinance the Hercules Term Loan or access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the entire remaining balance of the debt under the Hercules Term Loan could become immediately due and payable at the option of the lender. Although the Company is seeking to refinance the note or obtain additional debt financing, such funding is not assured and may not be available to the Company on favorable or acceptable terms, and may involve restrictive covenants. Any additional equity financing is also not assured and, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

These uncertainties create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Reverse Stock Split

On January 25, 2016, the Company effected a 1 for 15 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted to reflect the reverse stock split.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Some of the more significant estimates relate to inventory, stock-based compensation, long-lived and intangible assets, goodwill, and derivative liabilities.

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

At December 31, 2016, one customer receivable balance was 16% of the Company’s total trade accounts receivable. At December 31, 2015, one customer receivable balance was 11% of the Company’s total trade accounts receivable. There was one customer that accounted for 10% or more of the Company’s revenue representing 17% of revenue for the year ended December 31, 2016. There was one customer that accounted for 10% or more of the Company’s revenue representing 12% of revenue for the year ended December 31, 2015.

Revenue Recognition

The Company derives its product revenue primarily from the sale of spinal fusion devices and related products used in the treatment of spine disorders. The Company’s product revenue is generated from sales to three types of customers: (1) surgeons and hospitals; (2) stocking distributors; and (3) private label customers. Most of our products are sold on a consignment basis through a network of independent sales distributors; however, the Company also sells its products to independent stocking distributors and private label customers. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. The Company generates the majority of its revenue from the sale of inventory that is consigned to independent sales distributors that facilitate sells of the Company’s products to surgeons and hospitals. For these products, we recognize revenue at the time we are notified the product has been used or implanted and all other revenue recognition criteria have been met. For all other transactions, the Company recognizes revenue when title and risk of loss transfer to the stocking distributor or private label customer, and all other revenue recognition criteria have been met. The Company recognizes revenue from sales to stocking distributors and private label customers at the time the product is shipped. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. The Company’s stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. The Company’s policy is to classify shipping and handling costs billed to customers as an offset to total shipping expense in the consolidated statements of operations, primarily within sales and marketing. In general, the Company’s customers do not have any rights of return or exchange.

Costs of Revenue

The expenses that are included in costs of revenue include all direct product costs if we obtained the product from third-party manufacturers and our in-house manufacturing costs for the products we manufacture. We obtain our non-silicon nitride products, including our metal and orthobiologic products, from third-party manufacturers, while we currently manufacture the majority of our silicon-nitride products in-house.

Specific provisions for excess or obsolete inventory and, beginning in 2013, the excise tax on the sale of medical devices in the United States, are also included in costs of revenue. In addition, we pay royalties attributable to the sale of specific products to some of our surgeon advisors that assisted us in the design, regulatory clearance or commercialization of a particular product, and these payments are recorded as costs of revenue.

Cash and Cash Equivalents

The Company considers all cash on deposit, money market accounts and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, with cost for manufactured inventory determined under the standard costs, which approximate actual costs, determined on the first-in first-out (“FIFO”) method. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. Inventories purchased from third-party manufacturers are stated at the lower of cost or market using the first-in, first-out method. The Company reviews the carrying value of inventory on a periodic basis for excess or obsolete items, and records any write-down as a cost of revenue, as necessary. It is reasonably possible that the Company may be required to make adjustments to the carrying value of inventory in future periods. Inventory write-downs for excess or obsolete inventory are recorded as a cost of revenue. The Company holds consigned inventory at distributor and other customer locations where revenue recognition criteria have not yet been achieved.

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

Periodically we review the carrying value of our property and equipment that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment charge would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its property and equipment and has identified asset impairment during the year ended December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

The majority of our accounts receivable is composed of amounts due from hospitals or surgical centers. Accounts receivable are carried at invoiced amount less an allowance for doubtful accounts. On a regular basis, we evaluate accounts receivable and estimate an allowance for doubtful accounts, as needed, based on various factors such as customers’ current credit conditions, length of time past due, and the general economy as a whole. Receivables are written off against the allowance when they are deemed uncollectible.

Long Lived Intangible Assets  and Goodwill

The Company periodically evaluates the carrying value of definitely-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes finite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2016 and 2015.

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

If our revenues or other estimated operating results are not achieved at or above our forecasted level, and we are unable to recover such costs through price increases, the carrying value of certain of our assets may prove to be unrecoverable and we may incur impairment charges of definitive-live intangible assets.

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. The Company is permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. The Company considers valuation factors and an estimated control premium. The estimated fair value of the reporting unit exceeded the carrying value by approximately 20%. The declining price of the Company’s stock is an early indicator that goodwill impairment may be a factor during 2017. We will continue to monitor our market capitalization and impairment indicators.

If the fair value is less than its carrying value, a second step of the test is required to determine if recorded goodwill is impaired. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

Derivative Liabilities

Derivative liabilities includes the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s consolidated statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes-Merton or Monte-Carlo valuation models depending on the complexity of the underlying instrument. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were approximately $84,000 and $31,000 for the years ended December 31, 2016 and 2015, respectively.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. The Company recognizes interest and penalties as a component of the provision for income taxes. No interest or penalties were recognized in the years ended December 31, 2016 and 2015.

The Company operate in various tax jurisdictions and are subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits relative tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

The Company recognizes uncertain income tax positions taken on income tax returns at the largest amount that is more-likely than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2016 and 2015, the Company did not record any interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Because the Company was a privately-held company with no trading history prior to February 2014 and has limited stock history since February 2014, the Company utilizes the historical stock price volatility from a representative group of public companies to estimate expected stock price volatility and our historical stock price. The Company selected companies from the medical device industry, specifically those who are focused on the design, development and commercialization of products for the treatment of spine disorders, and who have similar characteristics to us, such as stage of life cycle and size. The Company intends to continue to utilize the historical volatility of the same or similar public companies to estimate expected volatility until a sufficient amount of historical information regarding the price of our publicly traded stock becomes available. The Company uses the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-based Payment, to calculate the expected term of stock option grants to employees as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. The Company utilizes a dividend yield of zero because the Company has never paid cash dividends and has no current intention to pay cash dividends. The risk-free rate of return used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

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

Offering Costs

Offering costs consist of legal, accounting, and other advisory costs related to the Company’s efforts to raise debt and equity capital.

Offering costs paid in cash or by issuing warrants associated with the Company’s equity fundraising activities are either recorded to additional paid in capital as a reduction of the proceeds or immediately expensed depending on the amount of the offering costs compared to the gross proceeds.

Offering costs paid in cash or by issuing warrants associated with the Company’s debt fundraising activities are recorded as a debt discount and amortized as interest expense over the lie of the debt or immediately expensed depending on the amount of offering costs compared to debt, with the offset to additional paid in capital.

New Accounting Pronouncement, Not Yet Adopted

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory”. The amendments clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This guidance is not expected to have a material impact on the consolidated financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) updated accounting guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. These updates are effective for the Company for its annual period beginning January 1, 2019, and interim periods therein, with early adoption permitted. The guidance in this standard is not expected to have a material impact on the consolidated financial statements.

In March 2016 the FASB updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as the well as classification in the statement of cash flows. The standard is effective for the Company for its annual period beginning January 1, 2018. The guidance in this standard is not expected to have a material impact on the consolidated financial statements of the Company.

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this update will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods therein, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its consolidated financial statements, but believes the most significant change will relate to building leases.

In May 2014, in addition to several amendments issued during 2016, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for the Company for its annual period beginning January 1, 2019, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has yet to begin evaluation of the new accounting standard and therefore has yet to determine the impact, if any, that the new standard will have on its consolidated financial statements.

In January of 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this guidance to eliminate the requirement to calculate the implied fair value of goodwill to measure goodwill impairment charge (Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

New Accounting Pronouncement, Adopted in 2016

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which amends the current guidance to change the manner in which debt issuance costs are presented on an entity’s balance sheet. This new guidance requires the Company to present debt issuance costs related to recognized debt liabilities on the balance sheet as a direct deduction from the debt liability, as opposed to the previous guidance that provides for presentation of the cost of issuing debt as a separate asset. ASU 2015-03 required retrospective application to all prior periods presented in the consolidated financial statements. The Company adopted this new guidance effective first quarter of 2016. As a result of adopting this standard on January 1, 2016, deferred financing costs of $592,000 as of December 31, 2015 previously reported within current assets, were reclassified to current portion of long-term debt in the consolidated balance sheets. The impact of this adoption was not material to the consolidated financial statements.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2016	2015
Common stock warrants	13,427,259	1,510,953
Common stock options	137,347	112,639
	13,564,606	1,623,592

2. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2016	2015
Raw materials	$761	$819
WIP	75	235
Finished goods	6,377	8,077
	$7,213	$9,131

Finished goods include consigned inventory of approximately $5.6 million and $3.8 million as of December 31, 2016 and 2015, respectively.

3. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	Year Ended December 31 ,
	2016	2015
Manufacturing and lab equipment	$223	$7,463
Surgical instruments	5,269	8,672
Leasehold improvements	863	1,439
Software and computer equipment	816	845
Furniture and equipment	629	629
	7,800	19,048
Less: accumulated depreciation	(6,911)	(16,576)
	$889	$2,472

Depreciation expense for 2016 and 2015 was approximately $1.4 million and $1.7 million, respectively.

Management analyzed the undiscounted cash flows expected to be generated by the ceramic product line asset group and concluded that due to continuing declining revenues that the carrying value of ceramic related assets exceeded the total of the undiscounted cash flows.  As a result, the Company recognized impairment charges of approximately $0.22 million related to its ceramics equipment, approximately $0.17 million related to leasehold improvements, and approximately $0.46 related to its ceramics surgical instrument sets, totaling $0.85 million of impairment charges for the year ended December 31, 2016 to bring the carrying value to the estimated fair value. No impairment charge was recorded during the year ended December 31, 2015.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Customer relationships	$3,990	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
	9,587	9,587
Less: accumulated amortization	(6,400)	(5,900)
	$3,187	$3,687

Based on the recorded intangibles at December 31, 2016, the estimated amortization expense is expected to be approximately $501,000 per year through 2021 and $332,000 through 2022.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis at December 31, 2016 and 2015. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2016 and 2015.

	Fair Value Measurements at December 31, 2016 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$528	$528

	Fair Value Measurements at December 31, 2015 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$598	$598

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2016 and 2015. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015 (in thousands):

		Preferred	Conversion	Total
	Common Stock	Stock	Feature of	Derivative
	Warrants	Warrants	Notes	Liability
Balance at December 31, 2014	$(11,358)	$-	$(2,612)	$(13,970)
Issuances of derivatives	(14,556)	-	--	(14,556)
Modification of terms	(382)	-	-	$(382)
Decrease in liability due to debt conversions	-	-	179	179
Decrease in liability due to warrants being exercised	20,335	-	-	20,335
Reclassification from liability to equity	2,403	-	-	2,403
Extinguishment of derivative liabilities	-	-	3,468	3,468
Change in fair value	2,960	-	(1,035)	1,925
Balance at December 31, 2015	$(598)	$-	$-	$(598)

Balance at December 31, 2015	(598)	-	-	(598)
Change in fair value	70	-	-	70
Balance at December 31, 2016	$(528)	$-	$-	$(528)

There were no warrant derivatives issued in 2016. In 2015 there were $9.5 million of warrant derivatives issued for the September 2015 offering were recorded as a loss and included in the change in fair value of derivative liabilities per the consolidated statements of operations since the value of the derivative liabilities issued exceeded the proceeds received from the issuance of common stock and warrants. See Note 8 for additional information.

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance.

The assumptions used in estimating the common stock warrant liability at December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Weighted-average risk free interest rate	0.92%	1.71%
Weighted-average expected life (in years)	2.5	3.7

Expected dividend yield	0%	0%
Weighted-average expected volatility	136%	119%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015
Commissions	$466	$867
Payroll and related expenses	461	683
Royalties	416	515
Interest payable	76	222
Final loan payment fees	1,333	783
Other	431	351
	$3,183	$3,421

7. Debt

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, and was 12.7% at December 31, 2016. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal monthly installments of approximately $500,000, with the remainder due at maturity. The Company’s obligations to Hercules are secured by a first priority security interest in substantially all of its assets, including intellectual property. The Hercules Term Loan contains certain covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the minimum cash balance required by $500,000 for every $1.0 million paid in principal to a minimum of $2.5 million. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at December 31, 2016, was $3.0 million. The Company believes it is in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan into the fourth quarter of 2017. To maintain compliance beyond that date, the Company would need to refinance the note or obtain additional funding in or prior to the fourth quarter of 2017, and has therefore classified the entire obligation as a current liability.

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

The outstanding principal amount of the remaining Magna August Note was $763,000 at December 31, 2015. The Magna August Note matures on August 11, 2016.

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

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 100,000 shares of common stock of the Company at a fixed exercise price of $1.62 per share (the “First Exchange Warrant”) (the “Exchange”). All principal accrued under the Exchange Notes was convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $1.43 per share (the “Conversion Price”). The closing stock price on April 4, 2016, was $1.63 and a beneficial conversion feature of $245,000 was recorded to equity and as a debt discount. The warrant value of $106,000 was recorded to equity and as a debt discount.

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

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $2.02 and a beneficial conversion feature of $413,000 was recorded to equity and as a debt discount. Additionally, on April 27, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 100,000 shares of the Company’s common stock at a fixed exercise price of $1.66 per share. The warrant value of $107,000 was recorded to equity and as a debt discount. The closing stock price on April 27, 2016, was $1.66 and a beneficial conversion feature of $268,000 was recorded to equity and as a debt discount. Financing costs were $267,000 and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $244,000 at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of the Company’s common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 140,000 shares of common stock to Riverside and recorded the value of the True-Up Shares of $199,000 to interest expense and equity.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bore interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of common stock at the Company’s option, at a conversion price of $1.34 per share. The entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes had been converted into 1,742,718 shares of common stock. In July 2016, the Company paid Riverside $840,000 to redeem in full the remaining principal balance of the Third Exchange Note. The debt discounts associated with the converted debt was recorded to interest expense. As discussed above, the Company classifies all future debt obligations as current due to uncertainties in their ability to comply with debt covenant requirements.

Outstanding long-term debt consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
		Unamortized			Unamortized
	Outstanding	Discount and Debt	Net Carrying	Outstanding	Discount and Debt	Net Carrying
	Principle	Issuance Costs	Amount	Principle	Issuance Costs	Amount
Hercules Term Loan	$7,421	$(409)	$7,012	$17,051	$(1,420)	$15,631
Convertible Note	-	-	-	-	-	-
Magna Note	-	-	-	763	(29)	734
Total debt	7,421	(409)	7,012	17,814	(1,449)	16,365
Less: Current portion	(7,421)	409	(7,012)	(17,814)	1,449	(16,365)
Long-term debt	$-	$-	$-	$-	$-	$-

The following summarizes, by year, the future contractual principle payment obligations on the Hercules term loan as of December 31, 2016, before considering acceleration of maturity payments due to non-compliance with loan covenants (in thousands):

Hercules Term
Years Ending December 31,	Loan
2017	$6,779
2018	642
Total future principle payments	$7,421

8. Equity

July 2016 Offering

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

The Company raised $4.7 million, net of issuance costs of $0.6 million, associated with the Class A Units which were recorded as common stock and additional paid in capital, with $2.5 million allocated to the common stock and $2.2 million allocated to the warrants. The Company also raised $6.7 million, net of issuance costs of $0.7 million, associated with the Class B Units of which it allocated and recorded $3.6 million to preferred stock and allocated $3.1 million to the warrants which were recorded to additional paid in capital. The 7,392 preferred shares were convertible into 7,392,000 shares of common stock and had an effective conversion rate of $0.50 per share based on the proceeds that were allocated to them. The stock price on July 8, 2016, was $0.88 per share which resulted in a fair value in excess of carrying value of $0.38 per share or $2.5 million in total. The fair value in excess of carrying value, or beneficial conversion feature, was recorded as an adjustments within equity (e.g., deemed dividend). The Company recorded a non-cash, deemed dividend of $6.3 million related to a beneficial conversion feature and accretion of a discount on convertible preferred stock.

Subsequent to the secondary offering, all 7,392 shares of convertible preferred stock have been converted into 7,392,000 shares of common stock. Furthermore, the Company received $447,000 and issued 446,500 shares of common stock upon the exercise of certain warrants issued in the secondary offering.

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

The Series A warrants, Series B warrants and Series C warrants were initially considered to be liabilities and were marked to market at each reporting period until they were exercised, terminated or were no longer classified as liabilities. At December 31, 2015, the remaining Series A warrants were no longer considered liabilities. The Company estimated the fair value of these warrants to be $14.4 million at issuance. The Company recorded $4.9 million of the $5.0 million gross proceeds from the offering to derivative liabilities and $131,000 to equity and recorded a loss of $9.5 million, which was included in the change in fair value of derivative liabilities per the Consolidated Statements of Operations. Furthermore, all of the $821,000 of the September 2015 offering costs were expensed since the value of the warrants exceeded the gross proceeds.

The Company entered into a placement agent agreement in connection with the September 2015 Offering. As part of the placement agent agreement, the Company issued a warrant to the placement agent to purchase 43,745 shares of common stock at an exercise price of $7.05. The warrant was determined to be a liability at issuance and the estimated fair value of $157,000 was included in offering costs.

During the year ended December 31, 2016 536,388 shares of common stock were issued upon the cashless exercise of 1,137,365 Series A warrants issued in September 2015 and 647 shares of common stock were issued upon warrants exercised for cash.

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

On April 1, 2016, Hampshire MedTech Partners II, GP (“Hampshire GP”) filed suit against the Company in the Travis County, Texas 200th Judicial District Court relating to a Warrant to Purchase Shares of Common Stock issued to Hampshire MedTech Partners II, LP (“Hampshire LP”) on November 6, 2014 (the “Warrant”). Hampshire GP alleged that as a result of a subsequent financing the Company breached the anti-dilution provision of the Warrant by failing to increase the number of shares subject to the Warrant as well as failing to reduce the exercise price of the Warrant. In November 2016, the Company and Hampshire GP settled the lawsuit through the execution of a Settlement Agreement and Release. Pursuant to the terms of settlement, the Company issued 962,380 shares with a fair value of $794,000 and the pre-existing warrants held by Hampshire GP were cancelled. The value of the shares issued were recognized as loss on settlement in the consolidated statements of operations.

1,882,718 shares of common stock were issued related to the Riverside Debt discussed in Note 7.

9. Stock-Based Compensation

Option and Equity Plans

In May 2016, the stockholders of the Company approved common shares issuable under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) of 1,142,425 shares. The total number of shares available for grant under the 2012 Plan at December 31, 2016 was 907,200.

Stock Options

A summary of the Company’s stock option activity for the years ended December 31, 2016 and 2015 is as follows:

		December 31, 2016
		Weighted-Average	Weighted-Average Remaining Contractual Life
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding at December 31, 2015	112,373	$41.55
Granted	39,354	$1.37
Exercised
Forfeited
Expired	(14,380)	$41.33
Outstanding at December 31, 2016	137,347	$30.59	8.2	$-
Exercisable at December 31, 2016	107,954	$42.31	7.9	$-
Vested and expected to vest at December 31, 2016	137,347	$30.59	8.7	$-

		December 31, 2015
		Weighted-Average	Weighted-Average Remaining Contractual Life
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding at December 31, 2014	92,289	$76.95
Granted	115,690	$13.20
Exercised	-	$-
Forfeited	(70,447)	$41.10
Expired	(25,159)	$63.65
Outstanding at December 31, 2015	112,373	$41.55	7.7	$-
Exercisable at December 31, 2015	44,879	$83.10	5.5	$-
Vested and expected to vest at December 31, 2015	109,996	$42.15	7.7	$-

The aggregate intrinsic value in the table above is calculated as the difference between the estimated fair value of the Company’s stock at December 31, 2016 and the exercise price of each option.

The weighted average grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $0.84 and $5.32, respectively.

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Weighted-average risk-free interest rate	1.63%	1.64%
Weighted-average expected life (in years)	6.30	6.30
Expected dividend yield	0%	0%
Weighted-average expected volatility	66%	48%

Restricted Stock Award

During the year ended December 31, 2015, the Company issued 18,000 Restricted stock awards (“RSA”) with a weighted average grant date fair value of $4.80 per share. Such shares vested in 2015 and the Company recorded $87,000 of stock-based compensation for RSAs during the year ended December 31, 2015.

There was not RSA activity during the year ended December 31, 2016.

Stock-Based Awards Granted to Nonemployees

The Company from time to time grants options to purchase common stock or restricted stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. No stock options were granted to non-employees during the year ended December 31, 2015. The Company granted 18,000 RSAs to non-employees and recorded stock-based compensation expense of $87,000 during the year ended December 31, 2015. The Company did not grant any RSA’s or stock options to non-employees in 2016. Total non-employee options were 10,766 number of shares with a total expense of $6,795 in 2016. These amounts are included in the tables above.

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations was allocated as follows (in thousands):

	As of December 31,
	2016	2015
Cost of revenue	$17	$50
Research and development	104	177
General and administrative	132	514
Selling and marketing	17	170
Capitalized into inventory	3	75
	$273	$986

Unrecognized stock-based compensation at December 31, 2016 and 2015 were as follows (in thousands):

As of December 31, 2016
Weighted
Average
	Unrecognized	Remaining Period
	Stock-Based	of Recognition
	Compensation	(in years)
Stock options	$256	1.13

As of December 31, 2015
Weighted
Average
	Unrecognized	Remaining Period
	Stock-Based	of Recognition
	Compensation	(in years)
Stock options	$484	1.9

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax expense:

	Year Ended December 31,
	2016	2015
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefits	(3.0)%	(2.3)%
Research and development credits	(0.0)%	1.5%
Equity related expenses	2.3%	10.7%
Change in valuation allowance	35.8%	25.10%
Other	-0.10%	0.00%
Total income tax expense	0.00%	0.00%

Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$61,279	$56,679
Depreciation	474	37
Federal R&D Credit	2,222	2,222
Other	7,107	6,308
Total deferred tax assets	71,082	65,246

Deferred tax liabilities:
Amortization of intangibles	(697)	(807)
Total deferred tax liabilities	(697)	(807)
Net deferred tax asset	70,385	64,439
Less valuation allowance	(70,519)	(64,573)
Net deferred tax liabilities	$(134)	$(134)

At December 31, 2016 and 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $160.2 million and $148.2 million, respectively. The federal and state net operating loss carryforwards will expire from 2023 to 2036, unless previously utilized. Additionally, the Company believes an ownership change has occurred that would trigger the limitation on usage of net operating losses imposed by Internal Revenue Code section 382. Because of this limitation, a significant portion of the net operating losses would more likely than not expire unused.

During the years ended December 31, 2016 and 2015, the Company recognized no amounts related to tax interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance increased by approximately $5.6 million and $6.0 million for the years ended December 31, 2016 and 2015, respectively.

11. Commitment and Contingencies

The Company currently leases laboratory, manufacturing and office space and equipment under noncancelable operating leases which provide for rent holidays and escalating payments; this lease ends 2019. Lease incentives, including rent holidays, allowances for tenant improvements and rent escalation provisions, are recorded as deferred rent. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term. Sublease income is recorded as a reduction of rent expense. For each of the years ended December 31, 2016 and 2015, rental expense was $661,000 and $734,000, respectively. Sublease income was $133,000 and $84,000 during the year ended December 31, 2016 and 2015, respectively.

The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016 (in thousands):

Year ending December 31:	Operating Leases	Sublease Income	Total
2017	$925	$(129)	$796
2018	952	(43)	909
2019	980	-	980
Total minimum lease payments	$2,857	$(172)	$2,685

The Company has entered into consulting and development agreements with some of its advisors, including some surgeon advisors. The Company has agreed to pay some of the surgeon advisors a portion of the net profits attributable to the sale of specific spine products for which the surgeon advisors provided the Company with consulting and related services related to the conceptualization, development, testing, clearance, approval and/or related matters involving implant products. The Company is obligated to pay royalties to different surgeon advisors in connection with the sale of certain of its implant products. These agreements generally continue until the later of (a) ten years from the date of the agreements, and (b) the expiration of the patent rights relating to the devices covered by the agreements, when rights have been assigned by the individuals to the Company. The Company incurred royalties of $607,000 and $775,000 related to these agreements for the years ended December 31, 2016 and 2015, respectively. None of the royalty arrangements contain minimum royalty payments.

On May 13, 2015, the Company entered into a joint agreement for research and development of silicon nitride based devices. This agreement is effective for a period of five years from the date of commencement. The Company incurred payments of $270,000 and $270,000 related to this agreement for the years ended December 31, 2016 and 2015, respectively.

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

12. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $145,000 and $175,000 relating to retirement contributions for the years ended December 31, 2016 and 2015, respectively.

13. Restatement to previously issued condensed consolidated financial statements

Subsequent to the issuance of the condensed consolidated financial statements as of September 30, 2016, and for the three and nine month periods then ended, the Company identified errors related to a failure to record a one-time, non-cash $3.8 million charge attributable to the deemed dividend related to the accretion of a discount on Series A convertible preferred stock upon conversion into the Company’s common stock, which occurred in July 2016. To correctly present the deemed dividend on Series A Preferred Stock, net loss attributable to common stockholders and per share net loss attributable to common stockholders, the Company’s previously issued condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2016 were restated in an amended Quarterly Report on Form 10-Q/A.

The impact of this change as of and for the three and nine month periods ended September 30, 2016, is as follows (in thousands, except share and per share data):

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

The above-mentioned corrections do not have an effect on consolidated total comprehensive loss, and the consolidated balance sheets or consolidated statements of cash flows, except for the non-cash financing activities presented on the consolidated statements of cash flows.

14. Subsequent Events

In January 2017, the Company completed a secondary offering in which the Company sold 8,900,000 shares of common stock and warrants to purchase 4,005,000 shares of common stock for $0.51 per unit (each unit consisting of one share and 0.45 warrants). The Company received approximately $4.1 million in net proceeds from the offering after deducting underwriting expenses, commission and other offering expenses. The warrants became exercisable on the closing date and expire on the five-year anniversary of the closing date and have an initial exercise price per share equal to $0.55 per share, subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s Common Stock.

In connection with the January 2017 secondary offering of shares of common stock and warrants, on February 24, 2017, the underwriter in the offering exercised its option to purchase additional warrants to purchase 360,000 shares of common stock.

On May 12, 2016, the Company entered into an engagement letter (“the “Engagement Letter”) with Ladenburg Thalmann to serve as underwriter in the Company’s July 2016 secondary offering of Class A Units and Class B Units.  The Engagement Letter required the Company to pay to Ladenburg Thalmann an additional fee, if, during the term of the Engagement Letter or within six months after the date of termination or expiration of the Engagement Letter, the Company sells securities to investors contacted by Ladenburg Thalmann during the term of the Engagement Letter.  In connection with the closing of the January 2017 secondary offering, the Company incurred an obligation under the Engagement Letter to pay to Ladenburg Thalmann, a cash fee in the amount of $314,160.

On July 28, 2017, the Company closed on a $2.5 million term loan (the Loan”) with North Stadium Investments, LLC, a company owned and controlled by the Company’s Chief Executive Officer, Chairman of the Board, and Principal Financial Officer.  The Loan bears interest at the rate of 10% per annum, requires the Company to make monthly interest payments for a period of 12 months, starting September 5, 2017, with principal and any unpaid interest being due and payable 12 months from the effective date of July 28, 2017, and is secured by substantially all of the assets of the Company, junior to the already existing security interest in such assets held by Hercules Capital, Inc.   In connection with the Loan the Company also issued to North Stadium Investments a warrant to acquire up to 660,000 common shares with a purchase price set at $0.42 per share and a 5 year term.

