Form 10-Q
period 2017-03-31
AMEDICA Corp
filed 2017-10-31
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

36,264,881 shares of common stock, $0.01 par value, were outstanding at October 31, 2017

Amedica Corporation

Amedica Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,944	$6,915
Trade accounts receivable, net of allowance of $22 and $22, respectively	1,702	1,620
Prepaid expenses and other current assets	192	239
Inventories, net	1,425	7,213
Total current assets	10,263	15,987
Inventories, net	5,548	-
Property and equipment, net	1,019	889
Intangible assets, net	3,053	3,187
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$26,081	$26,261

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$587	$658
Accrued liabilities	2,836	3,183
Debt	5,482	7,012
Total current liabilities	8,905	10,853
Deferred rent	286	319
Other long-term liabilities	283	188
Derivative liabilities	517	528
Total liabilities	9,991	11,888

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; no shares issued and outstanding at March 31, 2017.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 36,264,881 and 27,364,881 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	363	274
Additional paid-in capital	231,012	227,234
Accumulated deficit	(215,285)	(213,135)
Total stockholders’ equity	16,090	14,373
Total liabilities and stockholders’ equity	$26,081	$26,261

The condensed consolidated balance sheet as of December 31, 2016, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Product revenue	$2,629	$4,173
Costs of revenue	661	893
Gross profit	1,968	3,280
Operating expenses:
Research and development	1,016	1,608
General and administrative	1,112	1,562
Sales and marketing	1,642	2,594
Total operating expenses	3,770	5,764
Loss from operations	(1,802)	(2,484)
Other income (expenses):
Interest expense	(360)	(900)
Change in fair value of derivative liabilities	11	(11)
Other income	1	7
Total other expense, net	(348)	(904)
Net loss before income taxes	(2,150)	(3,388)
Provision for income taxes	-	-
Net loss	$(2,150)	$(3,388)
Net loss per share
Basic and diluted	$(0.06)	$(0.30)
Weighted average common shares outstanding:
Basic and diluted	33,917,628	11,193,250

The condensed consolidated balance sheet as of December 31, 2016, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flow from operating activities
Net loss	$(2,150)	$(3,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	162	389
Amortization of intangible assets	134	125
Amortization of lease incentive for tenant improvements	5	5
Non-cash interest expense	224	405
Stock based compensation	60	88
Change in fair value of derivative liabilities	(11)	6
Gain on disposal of equipment	-	(4)
Provision for inventory reserve	150	373
Changes in operating assets and liabilities:
Trade accounts receivable	(82)	813
Prepaid expenses and other current assets	47	(476)
Inventories	90	263
Accounts payable and accrued liabilities	(462)	(64)
Net cash used in operating activities	(1,833)	(1,465)
Cash flows from investing activities
Purchase of property and equipment	(292)	(259)
Proceeds from sale of property and equipment	-	16
Net cash used in investing activities	(292)	(243)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,807	-
Payments on Debt	(1,653)	(1,834)
Net cash provided by (used in) financing activities	2,154	(1,834)
Net increase (decrease) in cash and cash equivalents	29	(3,542)
Cash and cash equivalents at beginning of period	6,915	11,485
Cash and cash equivalents at end of period	$6,944	$7,943

Supplemental cash flow information
Cash paid for interest	$136	$507

The condensed consolidated balance sheet as of December 31, 2016, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Amedica Corporation was incorporated in the state of Delaware on December 10, 1996. Amedica Corporation is a materials company focused on developing, manufacturing and selling silicon nitride ceramics that are used in medical implants and in a variety of industrial devices. At present, Amedica Corporation commercializes silicon nitride in the spine implant market and believes that its silicon nitride manufacturing expertise positions it favorably to introduce new and innovative devices in the medical and non-medical fields. Amedica Corporation also believes that it is the first and only company to commercialize silicon nitride medical implants. Amedica Corporation acquired US Spine, Inc. (“US Spine”), a Delaware spinal products corporation with operations in Florida, on September 20, 2010. Amedica Corporation and US Spine are collectively referred to as “Amedica” or “the Company” in these condensed consolidated financial statements. The Company’s products are sold primarily in the United States.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include all assets and liabilities of the Company and its wholly-owned subsidiary, US Spine. All material intercompany transactions and balances have been eliminated in consolidation. SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on September 20, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods then ended. Actual results could differ from those estimates. The most significant estimates relate to inventory, stock-based compensation, long-lived and intangible assets and the liability for preferred stock and common stock warrants.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements.

For the three months ended March 31, 2017 and 2016, the Company incurred net losses of $2.2 million and $3.4 million, respectively, and used cash in operations of $1.8 million and $1.5 million, respectively. The Company had an accumulated deficit of $215 million and $213 million as of March 31, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

In 2016, the Company implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2017. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost saving measures, an experienced and highly successful leader for the Sales and Marketing team was recruited and hired. This individual has subsequently hired additional experienced personnel in Sales and Marketing. The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of the Company’s silicon nitride material are not well known, and publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants and the newly developed pedicle screw system (known as Taurus).

As discussed further in Note 7, in June 2014 the Company entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $2.5 million as of March 31, 2017. As of March 31, 2017, the Company’s cash balance was approximately $6.9 million. The Company believes it will be in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through October 2017, as once the Hercules Term Loan principal balance is reduced below $2.5 million the Company is only required to maintain a cash balance equal to the outstanding balance of the Hercules Term Loan from that point forward. The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options to encourage the exercise of outstanding warrants and other lending alternatives. On July 28, 2017, the Company entered into a $2.5 million term loan that will assist the Company in its cash needs through November 2017 (see Note 11).

If the Company is unable to access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the outstanding balance of the Hercules Term Loan would become immediately due and payable at the option of the lender. Although the Company is seeking to obtain additional equity and/or debt financing, such funding is not assured and may not be available to the Company on favorable or acceptable terms, and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncement, Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this guidance eliminate the requirement to calculate the implied fair value of goodwill used to measure goodwill impairment charge (Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.

In August 2016, the Financial Accounting Standards Board (“FASB”) updated accounting guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Under existing U.S. GAAP, there is no specific guidance on the eight cash flow classification issues aforementioned. These updates are effective for the Company for its annual period beginning January 1, 2019, and interim periods therein, with early adoption permitted. The guidance in this standard is not expected to have a material impact on the financial statements of the Company.

In March 2016, the FASB updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as the well as classification in the statement of cash flows. The standard is effective for the Company for its annual period beginning January 1, 2018. The guidance in this standard is not expected to have a material impact on the financial statements of the Company.

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this update will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods therein, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its financial statements, but believes the most significant change will relate to building leases.

In May 2014, in addition to several amendments issued during 2016, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for the Company for its annual period beginning January 1, 2019, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is in the preliminary stages of evaluating the impact that the new standard will have on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are primarily comprised of warrants for the purchase of common stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities, shares of common stock, totaling approximately 17.9 million and 800,000 as of March 31, 2017 and 2016, respectively.

3. Inventories, net

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$685	$761
WIP	185	75
Finished goods	6,103	6,377
	$6,973	$7,213

Finished goods included consigned inventory totaling approximately $3.0 million and $5.6 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, inventories totaling $1,425 and $5,548 were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of March 31, 2017 that management estimates will be sold by March 31, 2018. As of December 31, 2016, all inventories were classified as current.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Developed technology	$4,685	$4,685
Customer relationships	3,990	3,990
Other patents and patent applications	562	562
Trademarks	350	350
	9,587	9,587
Less: accumulated amortization	(6,534)	(6,400)
	$3,053	$3,187

Amortization expense is expected to approximate $400,000 for the remainder of 2017, $536,000 per year through 2021, $369,000 in 2022 and total $140,000 thereafter, until fully amortized.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of March 31, 2017 and December 31, 2016. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements as of March 31, 2017
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$517	$517

	Fair Value Measurements as of December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$528	$528

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2017 and 2016.

The assumptions used in estimating the common stock warrant liability as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Weighted-average risk free interest rate	1.64%	0.92%
Weighted-average expected life (in years)	2.0	2.5
Expected dividend yield	0%	0%
Weighted-average expected volatility	125%	136%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rates are reflective of market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Commissions	$379	$466
Payroll and related expenses	229	461
Royalties	259	416
Interest payable	112	76
Final loan payment fees	1,433	1,333
Other	424	431
	$2,836	$3,183

7. Debt

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, and was 12.7% as of March 31, 2017. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal monthly installments totaling approximately $500,000, with the remainder due at maturity. The Hercules Term Loan is secured by a first priority security interest in substantially all of its assets, including intellectual property, of the Company and contains covenants restricting payments to certain Company affiliates and certain financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the required minimum cash and cash equivalents balance by $500,000 for every $1.0 million in principal paid, up to a minimum of $2.5 million. Once the Hercules Term Loan principal balance is below $2.5 million the Company is only required to maintain a cash and cash equivalents balance equal to the outstanding principal balance on the Hercules Term loan. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant as of March 31, 2017, was $2.5 million. The Company believes it will maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through October 2017. To maintain compliance beyond that date, the Company will likely require additional cash (see Note 11).

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

Hercules and Riverside Debt Exchange

On April 4, 2016, the Company entered into an Assignment and Second Amendment to Loan and Security Agreement (the “Assignment Agreement”) with Riverside and Hercules, pursuant to which Hercules sold $1.0 million of the principal amount outstanding under the Hercules Term Loan to Riverside. In addition, pursuant to the terms of the Assignment Agreement, Riverside acquired an option to purchase an additional $2.0 million of the principal amount outstanding under the Hercules Term Loan from Hercules. On April 18, 2016, Riverside exercised and purchased an additional $1.0 million of the principal amount of the Hercules Term Loan and on April 27, 2016, Riverside exercised the remainder of its option and purchased an additional $1.0 million of the principal amount of the Hercules Term Loan from Hercules.

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

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $2.02 and a beneficial conversion feature of $412,000 was recorded to equity and as a debt discount. Additionally, on April 27, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 100,000 shares of the Company’s common stock at a fixed exercise price of $1.66 per share. The warrant value of $107,000 was recorded to equity and as a debt discount. The closing stock price on April 27, 2016, was $1.66 and a beneficial conversion feature of $268,000 was recorded to equity and as a debt discount. Financing costs were $267,000 and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $244,000 at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of the Company’s common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 140,000 shares of common stock to Riverside and recorded the value of the True-Up Shares of $199,000 to interest expense and equity.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bore interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of common stock at the Company’s option, at a conversion price of $1.34 per share. During 2016, the entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes was converted into 1,742,718 shares of common stock. In July 2016, the Company paid Riverside $840,000 to redeem in full the remaining principal balance of the Third Exchange Note. The debt discounts associated with the converted debt was recorded to interest expense.

Long-term debt consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
		Unamortized			Unamortized
	Outstanding	Discount and Debt	Net Carrying	Outstanding	Discount and Debt	Net Carrying
	Principal	Issuance Costs	Amount	Principal	Issuance Costs	Amount
Hercules Term Loan	$5,767	$(285)	$5,482	$7,421	$(409)	$7,012
Less: Current portion	(5,767)	285	(5,482)	(7,421)	409	(7,012)
Long-term debt	$-	$-	$-	$-	$-	$-

Based on contractual principal payment obligations on the Hercules term loan as of March 31, 2017, before considering acceleration of maturity payments due to potential non-compliance with loan covenants, the entire principal balance is due January 1, 2018, and therefore current.

8. Equity

During the three months ended March 31, 2017, the Company completed a secondary offering in which the Company sold 8,900,000 shares of common stock and warrants to purchase 4,005,000 shares of common stock for $0.51 per unit (each unit consisting of one share of common stock and 0.45 warrants). The Company received approximately $3.8 million in proceeds from the offering, which was net of approximately $732,000 in total underwriting expenses, commission and other offering expenses. The warrants became exercisable on the closing date, expire on the five-year anniversary of the closing date, and have an initial exercise price per share equal to $0.55 per share, subject to adjustments for events of recapitalization, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.

On February 24, 2017, the underwriter in the 2017 secondary offering exercised its option to purchase additional warrants for 360,000 shares of the Company’s common stock.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended March 31, 2017 is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2016	137,347	$30.59	8.2	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(169)	386.55
As of March 31, 2017	137,178	30.16	8.0	-
Exercisable as of March 31, 2017	116,131	40.06	7.7	-
Expected to vest as of March 31, 2017	137,178	30.16	7.9	-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the three months ended March 31, 2016 (no options were granted for the three months ended March 31, 2017):

Three Months Ended
March 31, 2016
Weighted-average risk-free interest rate	1.86%
Weighted-average expected life (in years)	6.30
Expected dividend yield	0.00%
Weighted-average expected volatility	65.00%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is allocated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$5	$4
Research and development	26	29
General and administrative	23	38
Selling and marketing	6	15
Capitalized into inventory	-	2
	$60	$88

Unrecognized stock-based compensation as of March 31, 2017 is as follows (in thousands):

Weighted
Average
	Unrecognized	Remaining Period
	Stock-Based	of Recognition
	Compensation	(in years)
Stock options	$198	0.95

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

11. Subsequent Events

On July 28, 2017, the Company entered into a $2.5 million term loan (the “Loan”) with North Stadium Investments, LLC (North Stadium), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The Loan bears interest at 10% per annum and requires the Company to make monthly interest only payments from September 5, 2017 through September 5, 2018. All principal and unpaid interest (if any) under the Loan is due and payable on July 28, 2018. The Loan is secured by substantially all of the assets of the Company but is junior to security interest in assets encumbered by the Hercules Term Loan. In connection with the Loan the Company also issued North Stadium a warrant to purchase up to 660,000 shares of the Company’s common stock at a purchase price of $0.42 per share, subject to a 5-year term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2016 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

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

We have received 510(k) regulatory clearance in the United States, a CE mark in Europe, and ANVISA approval in Brazil for a number of our devices that are designed for spinal fusion surgery. To date, more than 28,000 of our silicon nitride devices have been implanted into patients, with an 8-year successful track record. We intend to file an FDA 510(k) submission for clearance in the United States of a novel composite spinal fusion device that combines porous and solid silicon nitride. The FDA sent us questions about our upcoming submission and we are currently in the process of submitting a response.

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

In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal fixation products which allows us to provide surgeons and hospitals with a broader range of products. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 45% and 46% of our product revenues for the three months ended March 31, 2017 and 2016, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.

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

Product Revenue

We derive our product revenue primarily from the sale of spinal fusion and fixation devices and related products used in the treatment of spine disorders. Our product revenue is generated from sales to three types of customers: (1) surgeons and hospitals; (2) stocking distributors; and (3) private label customers. Most of our products are sold on a consignment basis through a network of independent sales distributors; however, we also sell our products to independent stocking distributors and private label customers. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. We generate the majority of our revenue from the sale of inventory that is consigned to independent sales distributors that sell our products to surgeons and hospitals. For these products, we recognize revenue at the time we are notified the product has been used or implanted and all other revenue recognition criteria have been met. For all other transactions, we recognize revenue when title and risk of loss transfer to the stocking distributor or private label customers, and all other revenue recognition criteria have been met. We generally recognize revenue from sales to stocking distributors and private label customers at the time the product is shipped to the distributor. Stocking distributors and private label customers, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our stocking distributors and private label customers are obligated to pay within specified terms regardless of when, if ever, they sell the products. Our policy is to classify shipping and handling costs billed to customers as an offset to total shipping expense in the statement of operations, primarily within sales and marketing. In general, our customers do not have any rights of return or exchange.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation for certain members of our executive team and other personnel employed in finance, legal, compliance, administrative, information technology, customer service, executive and human resource departments. General and administrative expenses also include other expenses not part of the other cost categories mentioned above, including facility expenses and professional fees for accounting and legal services.

We expect our general and administrative expenses to remain stable or slightly decline as we continue to manage costs closely and look for opportunities to make improvements.

RESULTS OF OPERATIONS - UNAUDITED

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Product revenue	$2,629	$4,173	$(1,544)	-37%
Cost of revenue	661	893	(232)	-26%
Gross profit	1,968	3,280	(1,312)	-40%
Gross profit %	75%	79%	-4%	-5%

Operating expenses:
Research and development	1,016	1,608	(592)	-37%
General and administrative	1,112	1,562	(450)	-29%
Sales and marketing	1,642	2,594	(952)	-37%
Total operating expenses	3,770	5,764	(1,994)	-35%
Loss from operations	(1,802)	(2,484)	682	27%
Other expense, net	(348)	(904)	556	62%
Net loss before taxes	(2,150)	(3,388)	1,238	37%
Provision for income taxes	-	-	-	-
Net loss	$(2,150)	$(3,388)	$1,238	37%

Product Revenue - Unaudited

The following table sets forth our product revenue from sales of the indicated product category for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Silicon Nitride	$1,459	$2,238	$(779)	-35%
Non-Silicon Nitride	1,170	1,935	(765)	-40%
Total product revenue	$2,629	$4,173	$(1,544)	-37%

For the three months ended March 31, 2017, total product revenue was $2.6 million as compared to $4.2 million in the same period 2016, a decrease of $1.6 million, or 37%. This decrease was due to the loss of surgeons and the consequences from our restructuring, both of which occurred the latter part of 2016.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Domestic	$2,591	$4,009	$(1,418)	-35%
International	38	164	(126)	-77%
Total product revenue	$2,629	$4,173	$(1,544)	-37%

For the three months ended March 31, 2017, domestic revenue decreased by $1.4 million, or 35%. This is attributable to the loss of surgeons and the consequences from our restructuring, both of which occurred the latter part of 2016. International revenue decreased $0.1 million, or 77% as compared to the same period in 2016. This is due to our Brazilian distributor making purchases of instrumentation equipment and inventory in the first quarter of 2016 that was not repeated in 2017.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2017, our cost of revenue decreased $0.2 million, or 26%, as compared to the same period in 2016. The decrease was primarily due to a decline in sales. Gross profit decreased $1.3 million, and gross margin percentage decreased by 4%. The 4% decrease in gross margin percentage was primarily due to a change in both product mix and reimbursement rates during the three months ended March 31, 2017, as compared to the same period in 2016.

Research and Development Expenses

For the three months ended March 31, 2017, research and development expenses decreased $0.6 million, or 37%, as compared to the same period in 2016. This decrease was primarily attributable to a $0.44 million decrease in personnel related expenses due to a reduction in force in October 2016, a $0.06 million decrease in product validation expenses due to no new products being produced in 2017, a $0.03 million decrease in production and lab supplies, a $0.02 million decrease in post marketing studies, a $0.02 million decrease in equipment maintenance expenses, a $0.02 million decrease in machining and tooling expenses and the Company’s efforts to reduce costs.

General and Administrative Expenses

For the three months ended March 31, 2017, general and administrative expenses decreased $0.45 million, or 29%, as compared to the same period in 2016. This decrease was primarily attributable to a $0.26 million decrease in personnel related expenses due to a reduction in force, a $0.1 million decrease in legal and patent expenses and a $0.08 million decrease in investor relation expense.

Sales and Marketing Expenses

For the three months ended March 31, 2017, sales and marketing expenses decreased $0.95 million, or 32%, as compared to the same period in 2016. This decrease was primarily attributable to a $0.6 million decrease in commissions due to lower revenues, a $0.23 million decrease in depreciation expense, a $0.09 million decrease in personnel expenses due to the October 2016 reduction in force, a $0.04 million decrease in shipping expense, and a $0.04 million decrease in travel expenses. These improvements were offset by a $0.05 million increase in consulting and other expenses.

Other Expense, Net

For the three months ended March 31, 2017, other expense decreased $0.6 million, or 68%, as compared to the same period in 2016. This decrease was primarily due to a $0.5 million decrease in interest expense.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements.

For the three months ended March 31, 2017 and 2016, the Company incurred net losses of $2.2 million and $3.4 million, respectively, and used cash in operations of $1.8 million and $1.5 million, respectively. The Company had an accumulated deficit of $215 million and $213 million at March 31, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

In 2016, the Company implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2017. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost saving measures an experienced and highly successful leader for the Sales and Marketing team was recruited and hired. This individual has subsequently hired additional experienced personnel in Sales and Marketing. The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of the Company’s silicon nitride material are not well known, and publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants and the newly developed pedicle screw system (known as Taurus).

As discussed further in Note 7, in June 2014 the Company entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $2.5 million as of March 31, 2017. As of March 31, 2017, the Company’s cash balance was approximately $6.9 million. The Company believes it will be in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through October 2017, as once the Hercules Term Loan principal balance is reduced below $2.5 million the Company is only required to maintain a cash balance equal to the outstanding balance of the Hercules Term Loan from that point forward. The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options to encourage the exercise of outstanding warrants and other lending alternatives. On July 28, 2017, the Company entered into a $2.5 million term loan that will assist the Company in its cash needs through November 2017 (see Note 11).

If the Company is unable to access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to the Hercules Term Loan, the outstanding balance of the Hercules Term Loan would become immediately due and payable at the option of the lender. Although the Company is seeking to obtain additional equity and/or debt financing, such funding is not assured and may not be available to the Company on favorable or acceptable terms, and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(1,833)	$(1,465)
Net cash used in investing activities	(292)	(243)
Net cash provided by financing activities	2,154	(1,834)
Net cash used	$29	$(3,542)

Net Cash Used in Operating Activities

Net cash used in operating activities increased $0.3 million to $1.8 million during the three months ended March 31, 2017, as compared to $1.5 million for the same period in 2016. Offset by the decrease in the net loss and related non-cash add backs to the net loss, the increase in cash used in operating activities during 2017 was primarily due to changes in the movement of working capital items during the three months ended March 31, 2017 as compared to the same period in 2016 as follows: a $0.9 million change in trade accounts receivable, a $0.5 million change in prepaid and other current assets, a $0.4 change in the provision for obsolete inventory reserve and a $0.4 million change in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $0.05 million to $0.3 million during the three months ended March 31, 2017, compared to $0.25 million for the same period in 2016. The increase in cash used in investing activities during 2017 was due to a net increase of $0.05 million in purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash from financing activities was $2.2 million during the three months ended March 31, 2017, compared to a negative $1.8 million during the same period in 2016. The $4.0 million increase in 2017 was primarily attributable to the $3.8 million in net proceeds received from a common stock offering, and a $0.2 million decrease in principal payments on long-term debt.

Indebtedness

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, and was 12.7% as of March 31, 2017. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal monthly installments totaling approximately $500,000, with the remainder due at maturity. The Company’s obligations to the Hercules Term Loan are secured by a first priority security interest in substantially all of its assets, including intellectual property. The Hercules Term Loan contains covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the required minimum cash and cash equivalent balance by $500,000 for every $1.0 million in principal paid, up to a minimum of $2.5 million. Once the Hercules Term Loan principal balance is below $2.5 million, the Company is only required to maintain a cash and cash equivalents balance equal to the outstanding principal balance on the Hercules Term loan. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant as of March 31, 2017, was $2.5 million. The Company believes it will maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through October 2017. To maintain compliance beyond that date, the Company will likely require additional cash (see Note 11).

See discussion below with respect to the assignment of $3.0 million of the principal balance of the Hercules Term Loan to Riverside and the subsequent agreement between the Company and Riverside to exchange the $3.0 million of the Hercules Term Loan held by Riverside for subordinated convertible promissory notes in the aggregate principal amount of $3.0 million.

Hercules and Riverside Debt Assignment

In April 2016, we entered into an Assignment Agreement with Riverside, and Hercules, pursuant to which Hercules sold $3.0 million of the principal amount outstanding under the Hercules Term Loan to Riverside. For a more detailed description of the Assignment Agreement refer to Note 7 in the condensed consolidated financial statements of this Report.

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

In addition, pursuant to the terms and conditions of the Exchange Agreement, the Company and Riverside had the option to exchange an additional $2.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of up to $2.0 million and an additional warrant to purchase 100,000 shares of common stock (the “Second Exchange Warrant”). The Exchange Agreement also provided that if the volume-weighted average price of our common stock was less than the Conversion Price, the Company would issue up to an additional 150,000 shares of common stock (the “True-Up Shares”) to Riverside, which was subsequently reduced to 140,000 shares of common stock.

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

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of our common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 140,000 shares of common stock to Riverside.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies during the three months ended March 31, 2016. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2017. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective because of the material weaknesses described below.

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record a complex equity transaction which caused the restatement of our third quarter 2016 financial results as set forth in our Quarterly Report on Form 10-Q for the third quarter filing 2016. In addition, we failed to properly evaluate and test certain long-lived assets for impairment, which ultimately resulted in recognition of an impairment charge. These errors are a result of the following control deficiencies:

Control Environment and Risk Assessment – The Company did not have an effective control environment with the structure necessary for effective internal controls over financial reporting. Furthermore, the Company did not have an effective risk assessment to identify and assess risks associated with changes to the Company’s structure and the resultant impact on internal controls. With the dismissal of the Company’s CFO, the Company did not have qualified personnel necessary to meet the Company’s control objectives. The Company does not have personnel with an appropriate level of knowledge and experience with U.S. GAAP to properly review and evaluate the work performed by other Company personnel and experts related to complex accounting matters.

Control Activities – The Company did not have control activities that were designed and operating effectively including management review controls, controls related to monitoring and assessing the work of technical experts and consultants, and controls to verify the completeness and adequacy of information. Specifically, the Company did not have procedures for competent personnel to review work performed by technical experts and consultants in relation to complex debt and equity transactions and impairment evaluations.

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

Notwithstanding the identified material weaknesses, the Company believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Form of Warrant		Form 8-K	01/20/17	001-33624

10.1	Warrant Agency Agreement dated January 24, 2017		Form 8-K	01/24/17	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: October 31, 2017	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer)

