Form 10-Q
period 2017-06-30
AMEDICA Corp
filed 2017-10-31
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Amedica Corporation

Amedica Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,460	$6,915
Trade accounts receivable, net of allowance of $22 and $22, respectively	1,974	1,620
Prepaid expenses and other current assets	354	239
Inventories, net	1,409	7,213
Total current assets	7,197	15,987
Inventories, net	5,234	-
Property and equipment, net	1,102	889
Intangible assets, net	2,919	3,187
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$22,650	$26,261

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,358	$658
Accrued liabilities	2,235	3,183
Debt	3,967	7,012
Total current liabilities	7,560	10,853
Deferred rent	250	319
Other long-term liabilities	280	188
Derivative liabilities	517	528
Total liabilities	8,607	11,888

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; no shares issued and outstanding at June 30, 2016.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 36,264,881 and 27,364,881 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	363	274
Additional paid-in capital	231,071	227,234
Accumulated deficit	(217,391)	(213,135)
Total stockholders' equity	14,043	14,373
Total liabilities and stockholders' equity	$22,650	$26,261

The condensed consolidated balance sheet as of December 31, 2016, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenue	$3,208	$4,023	$5,837	$8,196
Costs of revenue	722	1,017	1,383	1,910
Gross profit	2,486	3,006	4,454	6,286
Operating expenses:
Research and development	1,342	1,553	2,358	3,161
General and administrative	1,084	1,360	2,196	2,922
Sales and marketing	1,784	2,594	3,426	5,188
Total operating expenses	4,210	5,507	7,980	11,271
Loss from operations	(1,724)	(2,501)	(3,526)	(4,985)
Other income (expenses):
Interest expense	(378)	(2,353)	(738)	(3,253)
Loss on extinguishment of debt	-	(244)	-	(244)
Change in fair value of derivative liabilities	-	35	10	24
Other income (expense)	(4)	(1)	(2)	6
Total other expense, net	(382)	(2,563)	(730)	(3,467)
Net loss before income taxes	(2,106)	(5,064)	(4,256)	(8,452)
Provision for income taxes	-	-	-	-
Net loss	$(2,106)	$(5,064)	$(4,256)	$(8,452)
Net loss per share
Basic and diluted	$(0.06)	$(0.40)	$(0.12)	$(0.71)
Weighted average common shares outstanding:
Basic and diluted	36,264,881	12,761,814	35,018,881	11,981,865

The condensed consolidated balance sheet as of December 31, 2016, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flow from operating activities
Net loss	$(4,256)	$(8,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	293	772
Amortization of intangible assets	268	250
Amortization of lease incentive for tenant improvements	10	10
Non-cash interest expense	519	2,365
Loss on extinguishment of debt	-	244
Stock based compensation	119	145
Change in fair value of derivative liabilities	(11)	(24)
(Gain) loss on disposal of equipment	2	(7)
Provision for inventory reserve	400	696
Changes in operating assets and liabilities:
Trade accounts receivable	(354)	711
Prepaid expenses and other current assets	(115)	(219)
Inventories	170	296
Accounts payable and accrued liabilities	(475)	834
Net cash used in operating activities	(3,430)	(2,379)
Cash flows from investing activities
Purchase of property and equipment	(508)	(350)
Proceeds from sale of property and equipment	-	23
Net cash used in investing activities	(508)	(327)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,807	1
Payments on long-term debt	(3,324)	(3,424)
Issuance costs paid for debt	-	(198)
Payments for capital lease	-	(3)
Net cash provided by (used in) financing activities	483	(3,624)
Net decrease in cash and cash equivalents	(3,455)	(6,330)
Cash and cash equivalents at beginning of period	6,915	11,485
Cash and cash equivalents at end of period	$3,460	$5,155

Non-cash investing and financing activities
Deferred financing costs included in accounts payable and accrued liabilities	$-	$69
Debt converted to common stock	-	2,480
Capital lease for property and equipment	-	60
Supplemental cash-flow information
Cash paid for interest	$219	$938

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

AMEDICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Amedica Corporation was incorporated in the state of Delaware on December 10, 1996. Amedica Corporation is a materials company focused on developing, manufacturing and selling silicon nitride ceramics that are used in medical implants and in a variety of industrial devices. At present, Amedica Corporation commercializes silicon nitride in the spine implant market and believes that its silicon nitride manufacturing expertise positions it favorably to introduce new and innovative devices in the medical and non- medical fields. Amedica Corporation also believes that it is the first and only company to commercialize silicon nitride medical implants. Amedica Corporation acquired US Spine, Inc. (“US Spine”), a Delaware spinal products corporation with operations in Florida, on September 20, 2010. Amedica Corporation and US Spine are collectively referred to as “Amedica” or “the Company in these condensed consolidated financial statements. The Company’s products are sold primarily in the United States.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include all assets and liabilities of the Company and its wholly-owned subsidiary, US Spine. All material intercompany transactions and balances have been eliminated in consolidation. SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on September 20, 2017. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

For the six months ended June 30, 2017 and 2016, the Company incurred net losses of $4.3 million and $8.5 million, respectively, and used cash in operations of $3.4 million and $2.4 million, respectively. The Company had an accumulated deficit of $217 million and $213 million as of June 30, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

In 2016, the Company implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2017. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these costs saving measures, an experienced and highly successful leader for the Sales and Marketing team was recruited and hired. This individual has subsequently hired additional experienced personnel in Sales and Marketing. The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of the Company’s silicon nitride material are not well known, and publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants and the newly developed pedicle screw system (known as Taurus).

As discussed further in Note 7, in June 2014 the Company entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $2.5 million as of June 30, 2017. As of June 30, 2017, the Company’s cash balance was approximately $3.5 million. The Company believes it will be in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through October 2017, as once the Hercules Term Loan principal balance is reduced below $2.5 million the Company is only required to maintain a cash balance equal to the outstanding balance of the Hercules Term Loan from that point forward. The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options to encourage the exercise of outstanding warrants and other lending alternatives. On July 28, 2017, the Company entered into a $2.5 million term loan that will assist the Company in its cash needs through November 2017 (see Note 11).

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are primarily comprised of warrants for the purchase of common stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities, shares of common stock, totaling approximately 17.9 million and 1.5 million as of June 30, 2017 and 2016, respectively.

3. Inventories, net

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$739	$761
WIP	106	75
Finished goods	5,798	6,377
	$6,643	$7,213

Finished goods included consigned inventory totaling approximately $2.6 million and $5.6 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, inventories totaling $1,409 and $5,234 were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories at June 30, 2017 that management estimates will be sold by June 30, 2018. As of December 31, 2016, all inventories were classified as current.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Developed technology	$4,685	$4,685
Customer relationships	3,990	3,990
Other patents and patent applications	562	562
Trademarks	350	350
	9,587	9,587
Less: accumulated amortization	(6,668)	(6,400)
	$2,919	$3,187

Amortization expense is expected to approximate $268,000 for the remainder of 2017 $536,000 per year through 2021, $369,000 in 2022 and total $140,000 thereafter, until fully amortized.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of June 30, 2017 and December 31, 2016. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements as of June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$517	$517

	Fair Value Measurements as of December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$528	$528

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2017 and 2016.

The assumptions used in estimating the common stock warrant liability as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Weighted-average risk free interest rate	1.64%	0.92%
Weighted-average expected life (in years)	1.8	2.5
Expected dividend yield	0%	0%
Weighted-average expected volatility	123%	136%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rates are reflective of market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Commissions	$41	$466
Payroll and related expenses	314	461
Royalties	103	416
Interest payable	40	76
Final loan payment fees	1,573	1,333
Other	164	431
	$2,235	$3,183

7. Debt

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, and was 12.7% as of June 30, 2017. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal monthly installments totaling approximately $500,000, with the remainder due at maturity. The Hercules Term Loan is secured by a first priority security interest in substantially all of its assets, including intellectual property, of the Company and contains covenants restricting payments to certain Company affiliates and certain financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the required minimum cash and cash equivalents balance by $500,000 for every $1.0 million in principal paid, up to a minimum of $2.5 million. Once the Hercules Term Loan principal balance is below $2.5 million the Company is only required to maintain a cash and cash equivalents balance equal to the outstanding principal balance on the Hercules Term loan. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant as of June 30, 2017, was $2.5 million. The Company believes it will maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through October 2017. To maintain compliance beyond that date, the Company will likely require additional cash (see Note 11).

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

Long-term debt consisted of the following (in thousands):

	June 30, 2017			December 31, 2016
		Unamortized Discount and	Net		Unamortized Discount and	Net
	Outstanding Principal	Debt Issuance Costs	Carrying Amount	Outstanding Principal	Debt Issuance Costs	Carrying Amount
Hercules Term Loan	$4,097	$(130)	$3,967	$7,421	$(409)	$7,012
Less: Current portion	(4,097)	130	(3,967)	(7,421)	409	(7,012)
Long-term debt	$-	$-	$-	$-	$-	$-

Based on contractual principal payment obligations on the Hercules term loan as of June 30, 2017, before considering acceleration of maturity payments due to potential non-compliance with loan covenants, the entire principal balance is due January 1, 2018, and therefore current.

8. Equity

During the six months ended June 30, 2017, the Company completed a secondary offering in which the Company sold 8,900,000 shares of common stock and warrants to purchase 4,005,000 shares of common stock for $0.51 per unit (each unit consisting of one share of common stock and 0.45 warrants). The Company received approximately $3.8 million in proceeds from the offering, which was net of approximately $732,000 in total underwriting expenses, commission and other offering expenses. The warrants became exercisable on the closing date, expire on the five-year anniversary of the closing date, and have an initial exercise price per share equal to $0.55 per share, subject to adjustments for events of recapitalization, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.

On February 24, 2017, the underwriter in the 2017 secondary offering exercised its option to purchase additional warrants for 360,000 shares of the Company’s common stock.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the six months ended June 30, 2017, is as follows:

		June 30, 2017
			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2016	137,347	$30.59	8.2	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(563)	765.40
As of June 30, 2017	136,784	$27.66	7.7	-
Exercisable as of June 30, 2017	116,131	$35.77	7.5	-
Expected to vest as of June 30, 2017	136,784	$27.66	7.7	-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the six months ended June 30, 2016 (no options were granted for the six months ended June 30, 2017):

Six Months Ended
June 30, 2016
Weighted-average risk-free interest rate	1.86%
Weighted-average expected life (in years)	6.30
Expected dividend yield	0.00%
Weighted-average expected volatility	65.00%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$5	$3	$10	$7
Research and development	24	20	50	49
General and administrative	23	31	46	69
Selling and marketing	7	2	13	17
Capitalized into inventory	-	1	-	3
	$59	$57	$119	$145

Unrecognized stock-based compensation as of June 30, 2017 is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$142	0.78

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

In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal fixation products which allows us to provide surgeons and hospitals with a broader range of products. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 49% and 50% of our product revenues for the six months ended June 30, 2017 and 2016, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.

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

RESULTS OF OPERATIONS - UNAUDITED

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Product revenue	$3,208	$4,023	$(815)	-20%	$5,837	$8,196	$(2,359)	-29%
Cost of revenue	722	1,017	(295)	-29%	1,383	1,910	(527)	-28%
Gross profit	2,486	3,006	(520)	-17%	4,454	6,286	(1,832)	-29%
Gross profit %	77%	75%		3%	77%	77%		-%

Operating expenses:
Research and development	1,342	1,553	(211)	-14%	2,358	3,161	(803)	-25%
General and administrative	1,084	1,360	(276)	-20%	2,196	2,922	(726)	-25%
Sales and marketing	1,784	2,594	(810)	-31%	3,426	5,188	(1,762)	-34%
Total operating expenses	4,210	5,507	(1,297)	-24%	7,980	11,271	(3,291)	-29%
Loss from operations	(1,724)	(2,501)	777	31%	(3,526)	(4,985)	1,459	29%
Other expense, net	(382)	(2,563)	2,181	85%	(730)	(3,467)	2,737	79%
Net loss before taxes	(2,106)	(5,064)	2,958	58%	(4,256)	(8,452)	4,196	50%
Provision for income taxes	-	-	-	-%	-	-	-	-%
Net loss	$(2,106)	$(5,064)	$2,958	58%	$(4,256)	$(8,452)	$4,196	50%

Product Revenue - Unaudited

The following table sets forth our product revenue from sales of the indicated product category for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Silicon Nitride	$1,416	$1,845	$(429)	-23%	$2,876	$4,083	$(1,207)	-30%
Non-Silicon Nitride	1,792	2,178	(386)	-18%	2,961	4,113	(1,152)	-28%
Total product revenue	$3,208	$4,023	$(815)	-20%	$5,837	$8,196	$(2,359)	-29%

For the three months ended June 30, 2017, total product revenue was $3.2 million as compared to $4.0 million in the same period 2016, a decrease of $0.8 million, or 20%. This decrease was due to the loss of surgeons and the consequences from our restructuring, both of which occurred the latter part of 2016.

For the six months ended June 30, 2017, total product revenue was $5.8 million as compared to $8.2 million in the same period 2016, a decrease of $2.4 million, or 29%. This decrease was due to the loss of surgeons and the consequences from our restructuring, both of which occurred the latter part of 2016.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Domestic	$3,179	$3,951	$(772)	-20%	$5,770	$7,960	$(2,190)	-28%
International	$29	$72	$(43)	-60%	$67	$236	$(169)	-72%
Total product revenue	$3,208	$4,023	$(815)	-20%	$5,837	$8,196	$(2,359)	-29%

For the three months ended June 30, 2017, domestic revenue decreased by $0.8 million, or 20%. This is attributable to the loss of surgeons and the consequences from our restructuring, both of which occurred the latter part of 2016. International revenue decreased $0.04 million, or 60% as compared to the same period in 2016. This is due to our Brazilian distributor building inventory during the three months ended June 30, 2016 to maintaining inventory levels during the same period in 2017.

For the six months ended June 30, 2017, domestic revenue decreased $2.2 million, or 28%. This is attributable to the loss of surgeons and the consequences from our restructuring, both of which occurred the latter part of 2016. International revenue decreased $0.2 million, or 72% as compared to the same period in 2016. This is due to our Brazilian distributor building inventory during the six months ended June 30, 2016 to maintaining inventory levels during the same period in 2017.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2017, our cost of revenue decreased $0.3 million, or 29%, as compared to the same period in 2016. The decrease was primarily due to a decline in sales. Gross profit decreased $0.5 million and would have been larger without the 3% improvement in gross margin percentage. The 3% increase in gross margin was primarily due to the higher margin for the new Taurus pedicle screw system during the three months ended June 30, 2017 as compared to the same period in 2016.

For the six months ended June 30, 2017, our cost of revenue decreased $0.5 million, or 28%, as compared to the same period in 2016. The decrease was primarily due to a decline in sales. Gross profit decreased $1.8 million, while the gross margin percentage remained approximately the same as compared to the same period in 2016.

Research and Development Expenses

For the three months ended June 30, 2017, research and development expenses decreased $0.2 million, or 14%, as compared to the same period in 2016. This decrease was primarily attributable to, a $0.2 million decrease in personnel related expenses due to a reduction in force in October 2016, a $0.07 million decrease in product testing and validation related expenses, a $0.06 million decrease in clinical and market study related expenses and the Company’s efforts to reduce costs.

For the six months ended June 30, 2017, research and development expenses decreased $0.8 million, or 25%, as compared to the same period in 2016. This decrease was primarily attributable to, a $0.7 million decrease in personnel related expenses related to the October 2016 reduction in force, a $0.08 million decrease in clinical and market study related expenses, a $0.06 million in equipment maintenance and tooling expenses, and a $0.03 million decrease in lab and production supplies and the Company’s efforts to reduce costs.

General and Administrative Expenses

For the three months ended June 30, 2017, general and administrative expenses decreased $0.3 million, or 20%, as compared to the same period in 2016. This decrease was primarily attributable to a $0.2 million decrease in personnel related expenses related to the October 2016 reduction in force, a $0.1 million decrease in investor relations expense, and a $0.09 million decrease in legal and patent expenses. These decreases were offset by a $0.1 million increase in accounting expenses.

For the six months ended June 30, 2017, general and administrative expenses decreased $0.7 million, or 25%, as compared to the same period in 2016. This decrease was primarily attributable to a $0.45 million decrease in personnel related expenses related to the October 2016 reduction in force, a $0.2 million decrease in legal and patent expenses, a $0.2 million decrease in investor relations expenses, and the remaining decrease in other various expenses. These decreases were offset by $0.2 million increase in accounting fees.

Sales and Marketing Expenses

For the three months ended June 30, 2017, sales and marketing expenses decreased $0.8 million, or 31%, as compared to the same period in 2016. This decrease was primarily attributable to a $0.3 million decrease in commissions, a $0.2 million decrease in personnel related expenses related to the October 2016 reduction in force, a $0.15 million decrease in depreciation expenses, a $0.05 million in administrative expenses, a $0.03 million decrease in travel expenses, a $0.02 million decrease in clinical and marketing studies, $0.02 million decrease in instrumentation expenses, and the remaining decrease in other various accounts.

For the six months ended June 30, 2017, sales and marketing expenses decreased $1.8 million, or 34%, as compared to the same period in 2016. This decrease was primarily attributable to a $0.9 million decrease in commissions, a $0.5 million in personnel related expenses related to the October 2016 reduction in force, a $0.25 million decrease in depreciation expense, a $0.07 million decrease in travel expenses, and a $0.07 million decrease in administrative expenses.

Other (Expense), Net

For the three months ended June 30, 2017, other expense decreased $2.2 million, or 85%, as compared to the same period in 2016. This decrease was primarily due to a $2.0 million decrease in interest expense.

For the six months ended June 30, 2017, other expense decreased $2.7 million, or 79%, as compared to the same period in 2016. This decrease was primarily due to a $2.5 million decrease in interest expense.

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

For the six months ended June 30, 2017 and 2016, the Company incurred net losses of $4.3 million and $8.5 million, respectively, and used cash in operations of $3.4 million and $2.4 million, respectively. The Company had an accumulated deficit of $217 million and $213 million as of June 30, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

In 2016, the Company implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2017. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these costs saving measures, an experienced and highly successful leader for the Sales and Marketing team was recruited and hired. This individual has subsequently hired additional experienced personnel in Sales and Marketing. The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of the Company’s silicon nitride material are not well known and publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants and the newly developed pedicle screw system (known as Taurus).

As discussed further in Note 7, in June 2014 the Company entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of not less than $2.5 million as of June 30, 2017. As of June 30, 2017, the Company’s cash balance was approximately $3.5 million. The Company believes it will be in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through October 2017, as once the Hercules Term Loan principal balance is reduced below $2.5 million the Company is only required to maintain a cash balance equal to the outstanding balance of the Hercules Term Loan from that point forward. The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options to encourage the exercise of outstanding warrants and other lending alternatives. On July 28, 2017, the Company entered into a $2.5 million term loan that will assist the Company in its cash needs through November 2017 (see Note 11).

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) - unaudited:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(3,430)	$(2,379)
Net cash used in investing activities	(508)	(327)
Net cash provided by financing activities	483	(3,624)
Net cash used	$(3,455)	$(6,330)

Net Cash Used in Operating Activities

Net cash used in operating activities increase $1.0 million to $3.4 million during the six months ended June 30, 2017, as compared to $2.4 million for the same period in 2016. Offset by the decrease in the net loss and related non-cash add backs to the net loss, the increase in cash used in operating activities during 2017 was primarily due to changes in the movement of working capital items during the six months ended June 30, 2017 as compared to the same period in 2016 as follows: a $1.1 million increase in trade accounts receivable and a $1.3 million decrease in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $0.2 million to $0.5 million during the six months ended June 30, 2017, compared to $0.3 million for the same period in 2016. The decrease in cash used in investing activities during 2017 was due to increased purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash from financing activities was $0.5 million during the six months ended June 30, 2017, compared to a negative $ 3.6 million for the same period in 2016. The $4.0 milling increase in 2017 was primarily attributable to the $3.8 million in net proceeds received from a common stock offering.

Indebtedness

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 9.2%, and (ii) 12.5%, and was 12.7% as of June 30, 2017. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal monthly installments totaling approximately $500,000, with the remainder due at maturity. The Company’s obligations to the Hercules Term Loan are secured by a first priority security interest in substantially all of its assets, including intellectual property. The Hercules Term Loan contains covenants related to restrictions on payments to certain Company affiliates and financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the required minimum cash and cash equivalent balance by $500,000 for every $1.0 million in principal paid, up to a minimum of $2.5 million. Once the Hercules Term Loan principal balance is below $2.5 million, the Company is only required to maintain a cash and cash equivalents balance equal to the outstanding principal balance on the Hercules Term Loan. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant at June 30, 2017, was $2.5 million. The Company believes it will maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through October 2017. To maintain compliance beyond that date, the Company will likely require additional cash. (see Note 11).

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies during the six months ended June 30, 2017. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2017. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

