Form 10-Q
period 2017-09-30
AMEDICA Corp
filed 2017-11-14
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

3,022,073 shares of common stock, $0.01 par value, were outstanding at November 14, 2017

Amedica Corporation

Part I. Financial Information

Item 1. Financial Statements

Amedica Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,816	$6,915
Trade accounts receivable, net of allowance of $22 and $22, respectively	1,587	1,620
Prepaid expenses and other current assets	176	239
Inventories, net	1,733	7,213
Total current assets	6,312	15,987
Inventories, net	3,933	-
Property and equipment, net	1,372	889
Intangible assets, net	2,785	3,187
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$20,600	$26,261

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,159	$658
Accrued liabilities	2,356	3,183
Debt	4,614	7,012
Total current liabilities	8,129	10,853
Deferred rent	215	319
Other long-term liabilities	278	188
Derivative liabilities	506	528
Total liabilities	9,128	11,888

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; no shares issued and outstanding at September 30, 2016.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 3,022,073 and 2,280,407 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	363	274
Additional paid-in capital	231,314	227,234
Accumulated deficit	(220,206)	(213,135)
Total stockholders' equity	11,471	14,373
Total liabilities and stockholders' equity	$20,600	$26,261

The condensed consolidated balance sheet as of December 31, 2016, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product revenue	$2,956	$3,378	$8,793	$11,574
Costs of revenue	1,408	765	2,791	2,675
Gross profit	1,548	2,613	6,002	8,899
Operating expenses:
Research and development	1,433	1,582	3,790	4,743
General and administrative	1,092	1,912	3,288	4,834
Sales and marketing	1,579	2,326	5,005	7,514
Total operating expenses	4,104	5,820	12,083	17,091
Loss from operations	(2,556)	(3,207)	(6,081)	(8,192)
Other income (expenses):
Interest expense	(270)	(745)	(1,008)	(3,998)
Loss on extinguishment of debt	-	(417)	-	(661)
Change in fair value of derivative liabilities	11	26	21	50
Other income	-	5	-2	11
Total other expense, net	(259)	(1,131)	(989)	(4,598)
Net loss before income taxes	(2,815)	(4,338)	(7,070)	(12,790)
Provision for income taxes	-	-	-	-
Net loss	$(2,815)	$(4,338)	$(7,070)	$(12,790)
Deemed dividend related to beneficial conversion feature and accretion of a discount on Series A Preferred Stock	-	(6,278)	-	(6,278)
Net loss attributable to common stockholders	$(2,815)	$(10,616)	$(7,070)	$(19,068)
Net loss per share
Basic and diluted	$(0.93)	$(5.53)	$(2.42)	$(14.56)
Weighted average common shares outstanding:
Basic and diluted	3,022,073	1,920,745	2,918,240	1,309,286

The accompanying notes are an integral part of these condensed consolidated financial statements

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities
Net loss	$(7,070)	$(12,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	432	1,123
Amortization of intangible assets	402	375
Amortization of lease incentive for tenant improvements	15	15
Non-cash interest expense	675	1,778
Loss on extinguishment of debt	-	661
Stock based compensation	173	197
Change in fair value of derivative liabilities	(21)	(50)
Loss (gain) on disposal of equipment	2	(13)
Provision for inventory reserve	1,300	861
Changes in operating assets and liabilities:
Trade accounts receivable	33	1,390
Prepaid expenses and other current assets	63	(138)
Inventories	246	428
Accounts payable and accrued liabilities	(646)	906
Net cash used in operating activities	(4,396)	(5,257)
Cash flows from investing activities
Purchase of property and equipment	(917)	(427)
Proceeds from sale of property and equipment	-	30
Net cash used in investing activities	(917)	(397)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,807	11,480
Proceeds from issuance of stock in connection with exercise of warrants	-	448
Proceeds from issuance of debt	2,500	-
Payments on debt	(5,043)	(5,071)
Issuance costs paid for debt	(50)	(267)
Debt extinguishment payments	-	(1,728)
Payments for capital lease	-	(8)
Net cash provided by financing activities	1,214	4,782
Net decrease in cash and cash equivalents	(4,099)	(872)
Cash and cash equivalents at beginning of period	6,915	11,485
Cash and cash equivalents at end of period	$2,816	$10,613

Non-cash investing and financing activities
Deemed dividend related to beneficial conversion feature of preferred convertible stock and accretion of a discount	$-	$6,278
Debt converted to common stock	-	2,480
Capital lease for property and equipment	-	60
Debt discount from warrants issued with debt	189	-
Supplemental cash-flow information
Cash paid for interest	$333	$1,330

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include all assets and liabilities of the Company and its wholly-owned subsidiary, US Spine. All material intercompany transactions and balances have been eliminated in consolidation. SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on September 20, 2017. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

For the nine months ended September 30, 2017 and 2016, the Company incurred net losses of $7.1 million and $12.8 million, respectively, and used cash in operations of $4.4 million and $5.3 million, respectively. The Company had an accumulated deficit of $220 million and $213 million as of September 30, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

As discussed further in Note 7, in June 2014 the Company entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of the lesser of $2.5 million or the outstanding balance of the Hercules Term Loan. As of September 30, 2017, the outstanding balance on the Hercules Term Loan was $2.3 million and the Company’s cash balance was $2.8 million. The Company believes it will be in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through November 2017. On July 28, 2017, the Company entered into a $2.5 million term loan with a related party that will assist the Company in its cash needs through November 2017. The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options to encourage the exercise of outstanding warrants and other lending alternatives.

If the Company is unable to access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to its debt, the outstanding balances of its debt would become immediately due and payable at the option of the lender. Although the Company is seeking to obtain additional equity and/or debt financing, such funding is not assured and may not be available to the Company on favorable or acceptable terms, and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

Reverse Stock Split

On November 10, 2017, the Company effected a 1 for 12 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these condensed consolidated financial statements prior to November 10, 2017 have been adjusted retroactively to reflect the reverse stock split.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are primarily comprised of warrants for the purchase of common stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities, shares of common stock, totaling approximately 1.5 million and 1.1 million as of September 30, 2017 and 2016, respectively.

3. Inventories, net

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$676	$761
WIP	101	75
Finished goods	4,889	6,377
	$5,666	$7,213

Finished goods included consigned inventory totaling approximately $2.8 million and $5.6 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, inventories totaling $1.7 million and $3.9 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories at September 30, 2017 that management estimates will be sold by September 30, 2018. As of December 31, 2016, all inventories were classified as current.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Developed technology	$4,685	$4,685
Customer relationships	3,990	3,990
Other patents and patent applications	562	562
Trademarks	350	350
	9,587	9,587
Less: accumulated amortization	(6,802)	(6,400)
	$2,785	$3,187

Amortization expense is expected to approximate $134,000 for the remainder of 2017, $536,000 per year through 2021, $369,000 in 2022 and a total of $140,000 thereafter, until fully amortized.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of September 30, 2017 and December 31, 2016. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements as of September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$506	$506

	Fair Value Measurements as of December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$528	$528

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2017 and 2016.

The assumptions used in estimating the common stock warrant liability as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Weighted-average risk free interest rate	1.6%	0.9%
Weighted-average expected life (in years)	2.7	2.5
Expected dividend yield	-%	-%
Weighted-average expected volatility	120.0%	136.0%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of debt approximates the fair value as the interest rates are reflective of market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Commissions	$16	$466
Payroll and related expenses	357	461
Royalties	182	416
Interest payable	24	76
Final loan payment fees	1,624	1,333
Other	153	431
	$2,356	$3,183

7. Debt

North Stadium Term Loan

On July 28, 2017, the Company entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The North Stadium Loan bears interest at 10% per annum and requires the Company to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the North Stadium Loan is due and payable on July 28, 2018. The North Stadium Loan is secured by substantially all of the assets of the Company but is junior to security interest in assets encumbered by the Hercules Term Loan (see below). In connection with the North Stadium Loan the Company also issued North Stadium a warrant to purchase up to 55,000 shares of the Company’s common stock at a purchase price of $5.04 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which is being amortized as interest expense over the life of the term loan. The assumptions used in the calculation of the fair value of the warrants issued on July 28, 2017, were as follows:

Weighted-average risk-free interest rate	1.8%
Weighted-average expected life (in years)	4.8
Expected dividend yield	-%
Weighted-average expected volatility	122.0%

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $0.2 million closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 7.7%, and (ii) 10.95%, provided however, that during an adjustment period, the term loan interest rate shall mean for any day a per annum rate of interest equal to the grater of either (i) the prime rate plus 9.2%, and (ii) 12.45%. The applicable rate was 11.95% as of September 30, 2017. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal monthly installments totaling approximately $500,000, with the remainder due at maturity. The Hercules Term Loan is secured by a first priority security interest in substantially all of its assets, including intellectual property, of the Company and contains covenants restricting payments to certain Company affiliates and certain financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the required minimum cash and cash equivalents balance by $500,000 for every $1.0 million in principal paid, up to a minimum of $2.5 million. Once the Hercules Term Loan principal balance is below $2.5 million the Company is only required to maintain a cash and cash equivalents balance equal to the outstanding principal balance on the Hercules Term loan. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant as of September 30, 2017, was $2.5 million. The Company believes it will maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through November 2017. To maintain compliance beyond that date, the Company will likely require additional cash.

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

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 8,333 shares of common stock of the Company at a fixed exercise price of $0.14 per share (the “First Exchange Warrant”) (the “Exchange”). All principal accrued under the Exchange Notes was convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $0.12 per share (the “Conversion Price”). The closing stock price on April 4, 2016, was $0.14 and a beneficial conversion feature of $245,000 was recorded to equity and as a debt discount. The warrant value of $106,000 was recorded to equity and as a debt discount.

In addition, pursuant to the terms and conditions of the Exchange Agreement, the Company and Riverside had the option to exchange an additional $2.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of up to $2.0 million and an additional warrant to purchase 8,333 shares of common stock (the “Second Exchange Warrant”). The Exchange Agreement also provided that if the volume-weighted average price of the Company’s common stock was less than the Conversion Price, the Company would issue up to an additional 12,500 shares of common stock (the “True-Up Shares”) to Riverside, which was subsequently reduced to 11,667 shares of common stock.

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $0.17 and a beneficial conversion feature of $412,000 was recorded to equity and as a debt discount. Additionally, on April 27, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 8,333 shares of the Company’s common stock at a fixed exercise price of $0.14 per share. The warrant value of $107,000 was recorded to equity and as a debt discount. The closing stock price on April 27, 2016, was $0.14 and a beneficial conversion feature of $268,000 was recorded to equity and as a debt discount. Financing costs were $267,000 and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $244,000 at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of the Company’s common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 11,667 shares of common stock to Riverside and recorded the value of the True-Up Shares of $199,000 to interest expense and equity.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bore interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of common stock at the Company’s option, at a conversion price of $0.11 per share. During 2016, the entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes was converted into 145,227 shares of common stock. In July 2016, the Company paid Riverside $840,000 to redeem in full the remaining principal balance of the Third Exchange Note. The debt discounts associated with the converted debt was recorded to interest expense.

Long-term debt consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
Hercules Term Loan	$2,377	$(58)	$2,319	$7,421	$(409)	$7,012
North Stadium Term Loan	2,500	(205)	2,295	-	-	-
Less: Current portion	(4,877)	263	(4,614)	(7,421)	409	(7,012)
Long-term debt	$-	$-	$-	$-	$-	$-

Based on contractual principal payment obligations on the Hercules term loan as of September 30, 2017, before considering acceleration of maturity payments due to potential non-compliance with loan covenants, the entire principal balance is due January 1, 2018, and therefore current.

8. Equity

During the nine months ended September 30, 2017, the Company completed a secondary offering in which the Company sold 741,667 shares of common stock and warrants to purchase 333,750 shares of common stock for $0.04 per unit (each unit consisting of one share of common stock and 0.45 warrants). The Company received approximately $3.8 million in proceeds from the offering, which was net of approximately $732,000 in total underwriting expenses, commission and other offering expenses. The warrants became exercisable on the closing date, expire on the five-year anniversary of the closing date, and have an initial exercise price per share equal to $0.05 per share, subject to adjustments for events of recapitalization, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.

On February 24, 2017, the underwriter in the 2017 secondary offering exercised its option to purchase additional warrants for 30,000 shares of the Company’s common stock.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the nine months ended September 30, 2017, is as follows:

		September 30, 2017
	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2016	11,446	$2.55	8.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(47)	63.78	-	-
As of September 30, 2017	11,399	$2.30	7.3	-
Exercisable as of September 30, 2017	11,025	$2.82	7.3	-
Expected to vest as of September 30, 2017	11,399	$2.30	7.3	-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the nine months ended September 30, 2016 (no options were granted for the nine months ended September 30, 2017):

Nine Months Ended
September 30, 2016
Weighted-average risk-free interest rate	1.6%
Weighted-average expected life (in years)	6.3
Expected dividend yield	-%
Weighted-average expected volatility	65.0%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$-	$6	$10	$13
Research and development	11	18	61	71
General and administrative	23	20	69	95
Selling and marketing	20	1	33	18
Capitalized into inventory	-	11	-	14
	$54	$56	$173	$211

Unrecognized stock-based compensation as of September 30, 2017 is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$88	0.65

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

In addition to our silicon nitride-based spinal fusion products, we market a line of non-silicon nitride spinal fixation products which allows us to provide surgeons and hospitals with a broader range of products. These additional products are complementary to our fusion products and are designed for the treatment of deformity and degenerative spinal procedures. Although our non-silicon nitride products have accounted for approximately 54% and 49% of our product revenues for the nine months ended September 30, 2017 and 2016, respectively, we believe the continued promotion and potential for adoption of our silicon nitride products and product candidates, if approved, provides us the greatest opportunity to grow our business in new and existing markets and achieve our goal to become a leading biomaterial company.

In addition to direct sales, we have targeted original equipment manufacturers (“OEM”) and private label partnerships which offer additional avenues for the adoption of silicon nitride but they are not an area of focus at the moment. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride, and we are uniquely positioned to convert existing, successful implant designs made by other companies into silicon nitride. We believe OEM and private label partnerships will allow us to work with a variety of partners, accelerate the adoption of silicon nitride, and realize incremental revenue at improved operating margins, when compared to the cost-intensive direct sales model.

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

Gross Profit

Our gross profit measures our product revenue relative to our cost of revenue. We expect our gross profit to decrease as we expand the penetration of our silicon nitride technology platform through OEM and private label partnerships, which offer additional avenues for the adoption of silicon nitride, but they are not an area of focus at the moment.

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

Reverse Stock Split

On November 10, 2017, we effected a 1 for 12 reverse stock split of our common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in the accompanying condensed consolidated financial statements prior to November 10, 2017 have been adjusted retroactively to reflect the reverse stock split.

RESULTS OF OPERATIONS - UNAUDITED

The following is a tabular presentation of our condensed consolidated operating results for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Product revenue	$2,956	$3,378	$(422)	-12%	$8,793	$11,574	$(2,781)	-24%
Cost of revenue	1,408	765	643	84%	2,791	2,675	116	4%
Gross profit	1,548	2,613	(1,065)	-41%	6,002	8,899	(2,897)	-33%
Gross profit %	52%	77%		10%	68%	77%		-9%

Operating expenses:
Research and development	1,433	1,582	(149)	-9%	3,790	4,743	(953)	-20%
General and administrative	1,092	1,912	(820)	-43%	3,288	4,834	(1,546)	-32%
Sales and marketing	1,579	2,326	(747)	-32%	5,005	7,514	(2,509)	-33%
Total operating expenses	4,104	5,820	(1,716)	-29%	12,083	17,091	(5,008)	-29%
Loss from operations	(2,556)	(3,207)	651	20%	(6,081)	(8,192)	2,111	26%
Other expense, net	(259)	(1,131)	872	77%	(989)	(4,598)	3,609	78%
Net loss before taxes	(2,815)	(4,338)	1,523	35%	(7,070)	(12,790)	5,720	45%
Provision for income taxes	-	-	-	-%	-	-	-	-%
Net loss	$(2,815)	$(4,338)	$1,523	35%	$(7,070)	$(12,790)	$5,720	45%

Product Revenue - Unaudited

The following table sets forth our product revenue from sales of the indicated product category for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Silicon Nitride	$1,204	$1,849	$(645)	-35%	$4,080	$5,932	$(1,852)	-31%
Non-Silicon Nitride	1,752	1,529	223	15%	4,713	5,642	(929)	-16%
Total product revenue	$2,956	$3,378	$(422)	-12%	$8,793	$11,574	$(2,781)	-24%

For the three months ended September 30, 2017, total product revenue was $3.0 million as compared to $3.4 million in the same period in 2016, a decrease of $0.4 million, or 12%. This decrease was primarily due to the loss of surgeons and the consequences from our restructuring, both of which occurred the latter part of 2016.

For the nine months ended September 30, 2017, total product revenue was $8.8 million as compared to $11.6 million in the same period 2016, a decrease of $2.8 million, or 24%. This decrease was primarily due to the loss of surgeons and the consequences from our restructuring, both of which occurred the latter part of 2016.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Domestic	$2,903	$3,352	$(449)	-13%	$8,673	$11,312	$(2,639)	-23%
International	$53	$26	$27	104%	$120	$262	$(142)	-54%
Total product revenue	$2,956	$3,378	$(422)	-12%	$8,793	$11,574	$(2,781)	-24%

For the three months ended September 30, 2017, domestic revenue decreased by $0.4 million, or 12%. This is attributable to the loss of surgeons and the consequences from our restructuring, both of which occurred the latter part of 2016. International revenue increased $0.03 million, or 104% as compared to the same period in 2016.

For the nine months ended September 30, 2017, domestic revenue decreased $2.6 million, or 23%. This is attributable to the loss of surgeons and the consequences from our restructuring, both of which occurred the latter part of 2016. International revenue decreased $0.1 million, or 54% as compared to the same period in 2016. This is due to our Brazilian distributor moving from building inventory during the nine months ended September 30, 2016 to maintaining inventory levels during the same period in 2017.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2017, our cost of revenue increased $0.6 million, or 84%, as compared to the same period in 2016 even though our sales decreased. The increase was primarily due to an increase in the provision for inventory reserve of $0.9 million. Gross profit decreased $1.1 million, or 41%, primarily due to an increase in the provision for inventory reserve.

For the nine months ended September 30, 2017, our cost of revenue increased $0.1 million, or 4%, as compared to the same period in 2016. The increase was primarily due to an increase in the provision for inventory reserve of $0.4 million. Gross profit decreased $2.9 million, or 33%, primarily due to the increase in the provision for inventory reserve.

Research and Development Expenses

For the three months ended September 30, 2017, research and development expenses decreased $0.15 million, or 9%, as compared to the same period in 2016. This decrease was primarily due to a $0.14 million decrease in personnel related expenses due to a reduction in force in October 2016.

For the nine months ended September 30, 2017, research and development expenses decreased $1.0 million, or 20%, as compared to the same period in 2016. This decrease was primarily due to a $0.5 million decrease in personnel related expenses related to the October 2016 reduction in force and a $0.5 million decrease in product testing and validation related expenses.

General and Administrative Expenses

For the three months ended September 30, 2017, general and administrative expenses decreased $0.8 million, or 43%, as compared to the same period in 2016. This decrease was primarily due to a $0.01 million decrease in personnel related expenses related to the October 2016 reduction in force, a $0.9 million decrease in legal and patent expenses and the Company’s efforts to reduce costs, offset by a $0.2 million increase in administrative expenses.

For the nine months ended September 30, 2017, general and administrative expenses decreased $1.5 million, or 32%, as compared to the same period in 2016. This decrease was primarily due to a $0.4 million decrease in personnel related expenses related to the October 2016 reduction in force, a $0.8 million decrease in legal and patent expenses, a $0.3 million decrease in investor relations expenses and the Company’s efforts to reduce costs.

Sales and Marketing Expenses

For the three months ended September 30, 2017, sales and marketing expenses decreased $0.7 million, or 32%, as compared to the same period in 2016. This decrease was primarily due to a $0.2 reduction in commissions, a $0.12 million decrease in personnel related expenses related to the October 2016 reduction in force and a $0.17 million decrease in depreciation expenses.

For the nine months ended September 30, 2017, sales and marketing expenses decreased $2.5 million, or 33%, as compared to the same period in 2016. This decrease was primarily due to a $1.0 million decrease in commissions, a $0.5 million in personnel related expenses related to the October 2016 reduction in force and a $0.6 million decrease in depreciation expense.

Other (Expense), Net

For the three months ended September 30, 2017, other expense decreased $0.9 million, or 79%, as compared to the same period in 2016. This decrease was due to a $0.5 million decrease in interest expense and a $0.4 decrease in expense due to the extinguishment of debt.

For the nine months ended September 30, 2017, other expense decreased $3.6 million, or 79%, as compared to the same period in 2016. This decrease was primarily due to a $3.0 million decrease in interest expense and a $0.6 million decrease in expense due to the extinguishment of debt.

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

For the nine months ended September 30, 2017 and 2016, the Company incurred net losses of $7.1 million and $12.8 million, respectively, and used cash in operations of $4.4 million and $5.3 million, respectively. The Company had an accumulated deficit of $220 million and $213 million as of September 30, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

As discussed further in Note 7, in June 2014 the Company entered into a term loan with Hercules Technology Growth Capital, Inc. (“Hercules Technology”), as administrative and collateral agent for the lenders thereunder and as lender, and Hercules Technology III, LP, (“HT III” and, together with Hercules Technology, “Hercules”) as lender (the “Hercules Term Loan”). The Hercules Term Loan has a liquidity covenant that requires the Company to maintain a cash balance of the lesser of $2.5 million or the outstanding balance of the Hercules Term Loan. As of September 30, 2017, the outstanding balance on the Hercules Term Loan was $2.3 million and the Company’s cash balance was $2.8 million. The Company believes it will be in position to maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through November 2017. On July 28, 2017, the Company entered into a $2.5 million term loan with a related party that will assist the Company in its cash needs through November 2017. The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options to encourage the exercise of outstanding warrants and other lending alternatives.

If the Company is unable to access additional funds prior to becoming non-compliant with the financial and liquidity covenants related to its debt, the outstanding balances of its debt would become immediately due and payable at the option of the lender. Although the Company is seeking to obtain additional equity and/or debt financing, such funding is not assured and may not be available to the Company on favorable or acceptable terms, and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) - unaudited:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(4,396)	$(5,257)
Net cash used in investing activities	(917)	(397)
Net cash provided by financing activities	1,214	4,782
Net cash used	$(4,099)	$(872)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $0.9 million to $4.4 million during the nine months ended September 30, 2017, as compared to $5.3 million for the same period in 2016. Offset by the decrease in the net loss, and related non-cash add backs to the net loss, the increase in cash used in operating activities during 2017 was primarily due to changes in the movement of working capital items during the nine months ended September 30, 2017 as compared to the same period in 2016 as follows: a $1.4 million decrease in trade accounts receivable, a $0.2 increase in prepaid expenses and other current assets, a $0.18 decrease in inventories and a $1.6 million increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $0.5 million to $0.9 million during the nine months ended September 30, 2017, compared to $0.4 million for the same period in 2016. The increase in cash used in investing activities during 2017 was due to increased purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash from financing activities was $1.2 million during the nine months ended September 30, 2017, compared to $4.8 million for the same period in 2016. The $3.6 million decrease in 2017 was primarily due to the $3.8 million in net proceeds received from a common stock offering.

Indebtedness

North Stadium Term Loan

On July 28, 2017, the Company entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The North Stadium Loan bears interest at 10% per annum and requires the Company to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the North Stadium Loan is due and payable on July 28, 2018. The North Stadium Loan is secured by substantially all of the assets of the Company but is junior to security interest in assets encumbered by the Hercules Term Loan (see below). In connection with the North Stadium Loan the Company also issued North Stadium a warrant to purchase up to 55,000 shares of the Company’s common stock at a purchase price of $5.04 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which is being amortized as interest expense over the life of the term loan. The assumptions used in the calculation of the fair value of the warrants issued on July 28, 2017, were as follows:

Weighted-average risk-free interest rate	1.8%
Weighted-average expected life (in years)	4.8
Expected dividend yield	-%
Weighted-average expected volatility	122.0%

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20 million term loan. The Hercules Term Loan matures on January 1, 2018. The Hercules Term Loan included a $200,000 closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 7.7%, and (ii) 10.95%, provided however, that during an adjustment period, the term loan interest rate shall mean for any day a per annum rate of interest equal to the greater of either (i) the prime rate plus 9.2%, and (ii) 12.45%. The applicable rate was 11.95% as of September 30, 2017. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal monthly installments totaling approximately $500,000, with the remainder due at maturity. The Hercules Term Loan is secured by a first priority security interest in substantially all of its assets, including intellectual property, of the Company and contains covenants restricting payments to certain Company affiliates and certain financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the required minimum cash and cash equivalents balance by $500,000 for every $1.0 million in principal paid, up to a minimum of $2.5 million. Once the Hercules Term Loan principal balance is below $2.5 million the Company is only required to maintain a cash and cash equivalents balance equal to the outstanding principal balance on the Hercules Term loan. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant as of September 30, 2017, was $2.5 million. The Company believes it will maintain compliance with the liquidity covenant related to the Hercules Term Loan at least through November 2017. To maintain compliance beyond that date, the Company will likely require additional cash.

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

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 8,333 shares of our common stock at a fixed exercise price of $0.14 per share (the “First Exchange Warrant”) (the “Exchange”). All principal under the Exchange Notes is convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $0.12 per share (the “Conversion Price”).

In addition, pursuant to the terms and conditions of the Exchange Agreement, the Company and Riverside had the option to exchange an additional $2.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of up to $2.0 million and an additional warrant to purchase 8,333 shares of common stock (the “Second Exchange Warrant”). The Exchange Agreement also provided that if the volume-weighted average price of our common stock was less than the Conversion Price, the Company would issue up to an additional 12,500 shares of common stock (the “True-Up Shares”) to Riverside, which was subsequently reduced to 11,667 shares of common stock.

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). Additionally, on April 28, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 8,333 shares of the Company’s common stock at a fixed exercise price of $0.14 per share. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of our common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 11,667 shares of common stock to Riverside.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bears interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes is payable in cash or, if certain conditions are met, payable in shares of common stock at the Company’s option, at a conversion price of $0.11 per share. As of June 30, 2016, the entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes has been converted into 145,227 shares of common stock. In July 2016, the Company paid Riverside $840,000 to redeem in full the remaining principal balance of the Third Exchange Note.

The Company classifies all future debt obligations as current due to uncertainties in their ability to comply with debt covenant requirements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies during the nine months ended September 30, 2017. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2017. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously furnished in the Company’s Current Report on Form 8-K filed on August 3, 2017, with the US Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Secured Promissory Note with North Stadium Investments, LLC		8-K	08/03/17	001-33624

4.2	North Stadium Investments, LLC Warrant to Purchase Common Stock		8-K	08/03/17	001-33624

10.01	Security Agreement, dated July 28, 2017, by and between the Company and North Stadium Investments, LLC.		8-K	08/03/17	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: November 14, 2017	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer)

