Form 10-K/A
period 2016-12-31
AMEDICA Corp
filed 2017-12-12
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ] [Do not check if a smaller reporting company]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,002,726.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of December 11, 2017 was 3,022,073.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment) amends the Annual Report on Form 10-K for the year ended December 31, 2016 originally filed by Amedica Corporation (Company, Amedica, we or us) with the Securities and Exchange Commission (SEC) on September 20, 2017 (Original Filing). We are filing this Amendment to present the information required by Items 10 through 14 of Part III of the Original Filing, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such proxy statement is filed by the Company no later than 120 days after our fiscal year end. We are filing this Amendment because we did not file a definitive proxy statement within 120 days of the end of fiscal year ended December 31, 2016 due to the delay in completing the audit of our 2016 financial statements. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (i) Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and (ii) Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. In addition, new certifications of our principal executive officer and principal financial officer are attached, each as of the filing date of this Amendment. Except as described above, no other changes have been made to the Original Filing. This Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing including our Current Report on Form 8-K filed with the SEC on December 11, 2017, wherein we disclosed under Item 4.02 that the Company will restate the audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2016, as well as the unaudited condensed consolidated financial statements contained in its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2016, March 31, 2017, June 30, 2017, and September 30, 2017, and that the consolidated financial statements contained in these reports should no longer be relied upon. Except as reflected herein, the Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events, including the pending restatement described above, which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, and positions with Amedica for each of our directors.

Name	Age	Positions
B. Sonny Bal, M.D.	55	Chairman of the Board of Directors, President and Chief Executive Officer
David W. Truetzel	60	Director
Jeffrey S. White	64	Director
Eric A. Stookey	47	Director

Our Board is divided into three classes (Class I, Class II and Class III) with staggered three-year terms. Directors in each class are elected to serve for three-year staggered terms that expire in successive years. Officers serve at the discretion of our Board. The following is information on the business experience of each director now serving and a discussion of the qualifications, attributes and skills that led to the Board of Directors’ conclusion that each one is qualified to serve as a director.

David W. Truetzel has served on our Board of Directors since our acquisition of US Spine, Inc. in September 2010. Mr. Truetzel has been the general partner of Augury Capital Partners, a private equity fund that invests in life sciences and information technology companies, which he co-founded in 2006. Mr. Truetzel is a director of Enterprise Bank, Inc., Verifi, Inc., a provider of electronic payment solutions, Clearent, LLC, a credit card processing provider, and Paranet, LLC, an IT services provider. Mr. Truetzel holds a B.S. in Business Administration from Saint Louis University and an M.B.A. from The Wharton School. We believe that Mr. Truetzel’s financial and managerial expertise qualify him to serve on our Board of Directors.

Eric A. Stookey has served on our Board of Directors since October 2014. Mr. Stookey has served as Chief Operating Officer of Osteoremedies, LLC since March of 2015. From October 2011 until August 2014, Mr. Stookey served as the President of the Extremities-Biologics division at Wright Medical Group Inc. Mr. Stookey also served in various other marketing and sales positions at Wright Medical Group Inc. since 1995, including as the Senior Vice President and Chief Commercial Officer from January 2010 to November 2011, as the Vice President North American Sales from 2007 to January 2010, as the Vice President US Sales from 2005 to 2007, as the Senior Director of Sales, Central Region, from 2003 to 2005 and as the Director of Marketing for Large Joint Reconstruction Products from 2001 to 2003. Mr. Stookey earned his M.B.A. from Christian Brothers University and his B.S. in Business from the Indiana University School of Business. We believe that Mr. Stookey’s industry and executive leadership experience qualifies him to serve on our Board of Directors.

B. Sonny Bal, M.D. has served on our Board of Directors since February 2012, as Chairman of our Board of Directors since August 2014 and as our President and Chief Executive Officer since October 2014. Dr. Bal was a tenured Professor in Orthopaedic Surgery at the University of Missouri, Columbia, and has an extensive history of research into silicon nitride ceramics. He is Adjunct Professor of Material Sciences at Missouri Science and Technology University at Rolla. Dr. Bal is a member of the American Academy of Orthopaedic Surgeons, the American Association of Hip and Knee Surgeons, and the International Society of Technology in Arthroplasty. Dr. Bal received his M.D. degree from Cornell University and an M.B.A. from Northwestern University, a J.D. from the University of Missouri, and a Ph.D. in Engineering from the Kyoto Institute of Technology in Japan. We believe that Dr. Bal’s breadth of experience and scientific expertise in silicon nitride qualifies him to serve as our Chairman, President and Chief Executive Officer.

Jeffrey S. White  has served on our Board of Directors since January 2014. Since January 2013, Mr. White has served as Principal at Medtech Advisory Group LLC, a firm he founded that advises early and mid-stage medical technology firms. In that capacity Mr. White has consulted MiMedx Group Inc., the leading amniotic tissue and allograft regenerative biomaterials firm since mid-2015 and served as Vice President, Product Management Strategies at MiMedix. Mr. White previously served as a director of Residency Select LLC, a company which offers psychometric assessment, training and compliance products to medical and surgical residency programs. Mr. White also served in 2014 and 2015 as President and director of Liventa Bioscience LLC, a provider of specialty amniotic tissue allografts for use in surgical and wound care applications. From May 2006 to December 2012 he served as Global Director of Business Development for Synthes Inc., a global orthopedic firm that was acquired by Johnson and Johnson in 2012. Mr. White has served as Chief Executive Officer and/or co-founder of several start-up surgical device firms and has previously held executive level positions at United States Surgical Corporation, unit of Covidien plc. Mr. White holds a B.S. in Biology from Union College in Schenectady NY. We believe that Mr. White’s experience as an executive and founder of medical device companies qualifies him to serve on our Board of Directors.

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
B. Sonny Bal, M.D.	55	Chairman of the Board of Directors, President and Chief Executive Officer, Principal Financial Officer
Bryan J. McEntire	65	Chief Technology Officer

The following is a brief summary of the background of each of our current directors and executive officers.

B. Sonny Bal, M.D. has served on our Board of Directors since February 2012, as Chairman of our Board of Directors since August 2014 and as our President and Chief Executive Officer since October 2014. Dr. Bal was a tenured Professor in Orthopaedic Surgery at the University of Missouri, Columbia, and has an extensive history of research into silicon nitride ceramics. He is Adjunct Professor of Material Sciences at Missouri Science and Technology University at Rolla. Dr. Bal is a member of the American Academy of Orthopaedic Surgeons, the American Association of Hip and Knee Surgeons, and the International Society of Technology in Arthroplasty. Dr. Bal received his M.D. degree from Cornell University and an M.B.A. from Northwestern University, a J.D. from the University of Missouri, and a Ph.D. in Engineering from the Kyoto Institute of Technology in Japan. We believe that Dr. Bal’s breadth of experience and scientific expertise in silicon nitride qualifies him to serve as our Chairman, President and Chief Executive Officer.

Bryan J. McEntire has served as our Chief Technology Officer since May 2012. From June 2004 to May 2012 he served as our Vice President of Manufacturing and as our Vice President of Research from December 2006 to May 2012. Dr. McEntire has worked in various advanced ceramic product development, quality engineering and manufacturing roles at Applied Materials, Inc., (Santa Clara, CA), Norton Advanced Ceramics, a division of Saint-Gobain Industrial Ceramics Corporation (E. Granby, CT), Norton/TRW Ceramics (Northboro, MA) and Ceramatec, Inc., (Salt Lake City, UT). Dr. McEntire has a BS degree in Materials Science and Engineering and an MBA both from the University of Utah (Salt Lake City, UT), and a Ph.D.  from the Kyoto Institute of Technology (Kyoto, Japan).

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Other Directorships

None of the directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Other Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any bankruptcy or criminal proceedings (other than traffic and other minor offenses) or been subject to any of the items set forth under Item 401(f) of Regulation S-K, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

The Board and Committees

Our Board of Directors has four members. The Chairman of the Board and our Chief Executive Officer, B. Sonny Bal, MD, PhD, is a member of the Board and is a full-time employee of Amedica. The other three members of the Board, David W. Truetzel, Eric A. Stookey and Jeffrey S. White, are non-employee directors, and the Board has determined that these persons (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board met twelve (12) times during the year ended December 31, 2016. All directors attended 95% of the meetings of the Board held during 2016.

In accordance with our restated Certificate of Incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following such election. Our directors are divided among the three classes as follows:

●	The Class I directors terms will expire at the annual meeting of stockholders to be held in 2018. There are currently no Class I directors.

●	The Class II directors are David W. Truetzel and Eric A. Stookey, and their terms will expire at the annual meeting of stockholders to be held in 2019.

●	The Class III directors are B. Sonny Bal, M.D. and Jeffrey S. White, and their terms will expire at the annual meeting of stockholders to be held in 2017.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Our Board of Directors has three permanent committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. The written charters for these committees are on our website at http://investors.amedica.com/corporate-governance.cfm. Our Board of Directors may from time to time establish other standing committees. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

The following table sets forth a description of the three permanent Board committees and the chairpersons and members of those committees, all of whom are independent directors:

Committee	Independent Chairman	Independent Members

Audit Committee	David W. Truetzel	Eric A. Stookey	Jeffrey S. White

Compensation Committee	Jeffrey S. White	David W. Truetzel	Eric A. Stookey

Governance and Nominating Committee	Eric A. Stookey	Jeffrey S. White	David W. Truetzel

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is currently comprised of the following members: Eric A. Stookey (Chairman), David W. Truetzel and Jeffrey S White. Among other items, the Corporate Governance and Nominating Committee is tasked by the Board to: (1) identify individuals qualified to serve as members of the Board and, where appropriate, recommend individuals to be nominated by the Board for election by the stockholders or to be appointed by the Board to fill vacancies consistent with the criteria approved by the Board; (2) develop and periodically evaluate and recommend changes to Amedica’s Corporate Governance Guidelines and Code of Ethics, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stakeholders; and (3) oversee an annual evaluation of the performance of the Board. The Board has determined that each of the members of the Corporate Governance and Nominating Committee is “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Corporate Governance and Nominating Committee met seven (7) times in 2016, and all director members of the committee attended 100% of the meetings. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Corporate Governance and Nominating Committee.

Board Nominations

The Nominating and Governance Committee has adopted a policy and procedures for shareholders to recommend nominees to the Company’s Board. The Committee will only consider qualified proposed nominees that meet the qualification standards set forth on Appendix A to the Committee’s charter available on the Company’s website at www.amedica.com. Pursuant to the policy, only shareholders who meet minimum percentage ownership requirements as established by the Board may make recommendations for consideration by the Committee. At this time, the Board has set a minimum percentage ownership of 5% of the Company’s issued and outstanding shares of common stock for a period of at least one year. To make recommendations, s shareholder must submit the recommendation in writing by mail, courier or personal delivery to: Corporate Secretary, Amedica Corporation, 1885 West 2100 South, Salt Lake City, UT 84119. For each annual meeting the Committee will consider only one proposed nominee from each shareholder or shareholder group (within the meaning of Regulation 13D under the Exchange Act).

The recommendation must set forth (1) the name, address, including telephone number, of the recommending shareholder or shareholder group; (2) the number of the Company’s shares of common stock held by such shareholder and proof of ownership if the shareholder is not a holder of record; and (3) a statement that the shareholder has a good faith intention of holding the shares through the record date of the Company’s next annual meeting. For shareholder groups this information must be submitted for each shareholder in the group.

The recommendation must set forth in relation to the proposed nominee being recommended by the shareholder: (1) the information required by Items 401, 403 and 404 of Regulation S-K under the Exchange Act, (2) any material relationships or agreements between the proposed nominee and the recommending shareholder or the Company’s competitors, customers, labor unions or other persons with special interests in the Company; (3) a statement regarding the qualifications of the proposed nominee to serve on the Board; (4) a statement that the proposed nominee can fairly represent the interests of all shareholders of the Company; and (5) a signed consent by the proposed nominee to being interviewed by the Nominating and Governance Committee.

Recommendations must be made not later than 120 calendar days prior to the first anniversary of the date of the proxy statement for the prior annual meeting of shareholders. In the event that the date of the annual meeting of shareholders for the current year is more than 30 days following the first anniversary date of the annual meeting of shareholders for the prior year, the submission of a recommendation will be considered timely if it is submitted not earlier than the close of business on the 120 days prior to such annual meeting and not later than the close of business on the later of 90 days prior to such annual meeting or the close of business 10 days following the day on which public announcement of the date of such meeting is first made by the Company.

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the Nasdaq Listing Rules. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of the following members: David W. Truetzel (Chairman), Eric A. Stookey and Jeffrey S White. The Audit Committee provides oversight for financial reporting matters, internal controls, and compliance with the Company’s financial policies, and meets with its auditors when appropriate. The Audit Committee met four (4) times in 2016, and all director members of the committee attended 100% of the meetings. The Board has determined that David W. Truetzel is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee.

Compensation Committee

The Compensation Committee of the Board is comprised of the following members: Jeffrey S. White, (Chairman), David W. Truetzel and Eric A. Stookey. The Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee recommends to the Board for determination compensation of our executive officers, including the chief executive officer, and addresses salary and benefit matters for other key personnel and employees of the Company. The Compensation Committee met two (2) times in 2016, and all director members of the committee attended the meetings. The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee.

Code of Business Conduct

The Board has adopted a Code of Business Conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct is available on our website at http://investors.amedica.com/corporate-governance.cfm. We intend to disclose any amendments to the code or any waivers of its requirements on our website.

The Bylaws of the Company provide that no contract or transaction between Amedica and one or more of its directors or officers, or between Amedica and any other corporation, firm, association, or other organization in which one or more of its directors or officers are financially interested, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee that authorizes or approves the contract or transaction, or because their votes are counted for such purpose, provided that:

●	the material facts as to his, her, or their relationship or interest as to the contract or transaction are disclosed or are known to the Board of Directors or the committee and noted in the minutes, and the Board of Directors or committee authorizes the contract or transaction in good faith by the affirmative vote of a majority of disinterested directors, even though the disinterested directors are less than a quorum;

●	the material facts as to his, her, or their relationship or interest as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

●	the contract or transaction is fair as to Amedica as of the time it is authorized, approved or ratified by the Board of Directors, a committee thereof, or the stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors, and persons who beneficially own more than 10% of our common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended December 31, 2016, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

The following discussion relates to the compensation of our “named executive officers.”

Summary Compensation Table

The following table sets forth information about certain compensation awarded or paid to our named executive officers for the 2015 and 2016 fiscal years.

Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation	Stock Awards (2)	Option Awards (2)	All Other Comp (3)	Total Compensation
B. Sonny Bal	2016	$400,000	$73,500	$-	$-	$-	$10,600	$484,100
Chief Executive Officer	2015	$353,846	$55,731	$-	$-	$51,651	$-	$461,228

Ty Lombardi (4)	2016	$269,519	$-		$-	$-	$6,123	$275,642
Chief Financial Officer	2015	$182,308	$20,120	$-	$-	$33,534	$18,120	$254,082

Bryan McEntire	2016	$225,000	$35,438	$-	$-	$-	$9,000	$269,438
Chief Technology Officer	2015	$226,941	$30,427	$-	$-	$31,721	$21,479	$310,568

(1)	Unless otherwise noted, 2015 bonus amount reflects a bonus paid in March 2016 for meeting certain corporate objectives for 2015 and 2016 bonus amount reflects a bonus paid in March 2017 for meeting certain corporate objectives for 2016.

(2)	These columns represent the aggregate grant date fair value of stock option awards granted during the year indicated, in accordance with ASC Topic 718 and do not correspond to the actual value that may be realized by the named executives. For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 9 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K filed on September 20, 2017.

(3)	Amount reflects the aggregation of any matching of 401(k) contributions and employee benefit insurance premiums paid by us, unless otherwise noted.

(4)	Mr. Lombardi left the employ of the company in October 2016. 2016 Salary includes severance payment in the amount of $100,000 paid to Mr. Lombardi in 2016.

Base Salaries. The base salaries for our named executive officers were determined by our compensation committee after reviewing a number of factors, including: the responsibilities associated with the position, the seniority of the executive’s position, the base salary level in prior years, our financial position; and for executive officers other than our Chief Executive Officer, recommendations made by our Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding equity awards held by our named executive officers as of December 31, 2016:

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Securities Underlying Stock Awards (#)		Award Grant
Name	Exercisable	Unexercisable	Price	Date	Vested	Not Vested	Date
B. Sonny Bal	2	-	$4,638.60	12/19/2017	-	-	-
	9	-	$4,638.60	3/15/2022	-	-	-
	297	190	$174.00	1/7/2025	-	-	-
	103	175	$77.40	9/16/2025	-	-	-
	283	550	$12.24	9/14/2026	-	-	-

Ty Lombardi	97	42	$171.00	3/5/2024	-	-	-
	166	106	$174.00	1/7/2025	-	-	-
	85	54	$174.00	1/7/2025	-	-	-
	139	139	$20.28	1/4/2026	-	-	-

Bryan McEntire	370	185	$171.00	8/13/2024	-	-	-
	237	152	$174.00	1/7/2025	-	-	-
	139	139	$20.28	1/4/2026	-	-	-

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

Potential Payments upon Termination or Change in Control

We had entered into certain agreements and maintained certain plans that may have required us to make certain payments and/or provide certain benefits to the executive officers named in the Summary Compensation Table in the event of a termination of employment or change in control.

Pursuant to severance agreements that we have entered into with each of our named executive officers, upon the consummation of a change in control, all outstanding options, restricted stock and other such rights held by the executives will fully vest. Additionally, if a change in control occurs and at any time during the one-year period following the change in control (i) we or our successor terminate the executive’s employment other than for cause (but not including termination due to the executive’s death or disability) or (ii) the executive terminates his employment for good reason, then such executive has the right to receive payment consisting of a lump sum payment equal to two times his highest annual salary with us during the preceding three-year period, including the year of such termination and including bonus payments (measured on a fiscal year basis), but not including any reimbursements and amounts attributable to stock options and other non-cash compensation. “Change in control” is defined in the severance agreements as occurring upon: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities representing 50% or more of the total voting power represented by our then outstanding voting securities (excluding securities held by us or our affiliates or any of our employee benefit plans) pursuant to a transaction or a series of related transactions which our Board did not approve; (ii) a merger or consolidation of our company, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent at least 50% of the total voting securities or such surviving entity or parent of such corporation outstanding immediately after such merger or consolidation; or (iii) the approval by our stockholders of an agreement for the sale or disposition of all or substantially all of our assets. As defined in the severance agreements, “cause” means: (i) the executive’s commission of a felony (other than through vicarious liability or through a motor vehicle offense); (ii) the executive’s material disloyalty or dishonesty to us; (iii) the commission by the executive of an act of fraud, embezzlement or misappropriation of funds; (iv) a material breach by the executive of any material provision of any agreement to which the executive and we are party, which breach is not cured within 30 days after our delivery to the executive of written notice of such breach; or (v) the executive’s refusal to carry out a lawful written directive from our Board. “Good reason” as defined in the severance agreements means, without the executive’s consent: (i) a change in the principal location at which the executive performs his duties to a new work location that is at least 50 miles from the prior location; or (ii) a material change in the executive’s compensation, authority, functions, duties or responsibilities, which would cause his position with us to become of less responsibility, importance or scope than his prior position, provided, however, that such material change is not in connection with the termination of the executive’s employment with us for any reason.

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

Code of Business Conduct Violations

It is our policy under our Code of Business Conduct to take appropriate action against any executive officer whose actions are found to violate the Code or any other policy of Amedica. Disciplinary actions may include immediate termination of employment and, where Amedica has suffered a loss, pursuing its remedies against the executive officer responsible. Amedica will cooperate fully with the appropriate authorities where laws have been violated.

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2016 to each of our non-employee directors except fees paid to Dr. Bal for his service as a director prior to his employment with the Company are included in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash	Value of Stock Awards (1)	Value of Option Grants (1)	Total
David W. Truetzel	$163,950	$-	$840	$164,790
Jeffrey S. White	$40,066	$-	$840	$40,906
Eric A. Stookey	$40,575	$-	$840	$41,415

(1)	These columns represent the aggregate grant date fair value of restricted stock awards and stock option awards granted during the year indicated, in accordance with ASC Topic 718 and do not correspond to the actual value that may be realized by the directors. For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 9 of the Company’s consolidated financial statements included in its Annual Report on Form 10-K filed on September 20, 2017.

During 2016, our Board approved the following compensation schedule for non-employee directors (paid on a quarterly basis):

●	Annual Retainer of $40,000 paid in four equal installments of $10,000 each at the beginning of each calendar quarter;

●	$1,000 for each board and committee meeting attended in person;

●	$500 for each board and committee meeting attended via telephone or other remote medium; and

●	Reimbursement of reasonable expenses as supported by documentation and receipts.

Starting in 2015, a new Board appointee receives an award of 40,000 stock options upon appointment. Further, each member of the Board will also be awarded an option grant for 15,000 stock options on an annual basis.

The chair of the Audit Committee is paid an annual retainer of $120,000 payable in monthly increments of $10,000 each.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 30, 2017 by:

●	each of our current directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group;

●	each stockholder known by us to own beneficially more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of November 30, 2017, pursuant to the exercise or vesting of options or warrants or conversion of convertible promissory notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of shares beneficially owned is based on 3,022,073 shares issued and outstanding on November 30, 2017.

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

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number	Percentage
Five Percent Stockholders:
Sabby Management, LLC (1) 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458	175,000	5.8%
Directors and Named Executive Officers:
B. Sonny Bal, M.D. (2)	56,114	*
David W. Truetzel (3)	3,572	*
Jeffrey S. White (4)	443	*
Eric A. Stookey (5)	389	*
Bryan McEntire (6)	1,467	*
All executive officers and directors as a group (5 persons)	61,985	2.0%

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.

(1)	As calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (i) Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Master Fund, Ltd. beneficially own 87,500 and 87,500 shares of the common stock (common shares), respectively, representing approximately 2.90% and 2.90% of the Common Stock, respectively, and (ii) Sabby Management, LLC and Hal Mintz each beneficially own 175,000 shares of the common shares, representing approximately 5.79% of the common shares. Sabby Management, LLC and Hal Mintz do not directly own any common shares, but each indirectly owns 175,000 common shares. Sabby Management, LLC, a Delaware limited liability company, indirectly owns 175,000 common shares because it serves as the investment manager of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., Cayman Islands companies. Mr. Mintz indirectly owns 175,000 common shares in his capacity as manager of Sabby Management, LLC.

(2)	Represents 332 shares of Common Stock and options and warrants to purchase 55,782 shares of Common Stock that are currently exercisable within 60 days of November 30, 2017.

(3)	Represents 2,102 shares of Common Stock and options and warrants to purchase 1,470 shares of Common Stock that are currently exercisable within 60 days of November 30, 2017.

(4)	Represents 54 shares of Common Stock and options to purchase 389 shares of Common Stock that are currently exercisable within 60 days of November 30, 2017.

(5)	Represents options to purchase 389 shares of Common Stock that are currently exercisable within 60 days of November 30, 2017.

(6)	Represents 375 shares of Common Stock and options to purchase 1,092 shares of Common Stock that are currently exercisable within 60 days of November 30, 2017.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 relating to all of our equity compensation plans:

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options		(b) Weighted- average Exercise Price of Outstanding Options		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	11,446	(1)	$367.08	(2)	75,600
Equity compensation plans not approved by Stockholders	-		-		-
Total	11,446	(1)	$367.08	(2)	75,600

(1)	Includes options outstanding under our 2012 Equity Incentive Plan

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

2012 Equity Incentive Plan

The 2012 Plan is intended to encourage ownership of common stock by our employees and directors and certain of our consultants in order to attract and retain such people, to induce them to work for the benefit of us and to provide additional incentive for them to promote our success. The number of shares of our common stock reserved for issuance under the 2012 Plan is 95,202, which number is automatically increased on January 1 of each of year by the lesser of (i) 18,031 shares of our common stock on such date, (ii) 5% of the number of outstanding shares of our common stock on such date, and (iii) such other amount determined by the board through the termination of the 2012 Plan.

Types of Awards. The 2012 Plan provides for the granting of incentive stock options, NQSOs, stock grants and other stock-based awards, including RSUs.

● Incentive and Nonqualified Stock Options. The plan administrator determines the exercise price of each stock option. The exercise price of an NQSO may not be less than the fair market value of our common stock on the date of grant. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of grant if the recipient holds 10% or less of the combined voting power of our securities, or 110% of the fair market value of a share of our common stock on the date of grant otherwise.

● Stock Grants. The plan administrator may grant or sell stock, including restricted stock, to any participant, which purchase price, if any, may not be less than the par value of shares of our common stock. The stock grant will be subject to the conditions and restrictions determined by the administrator. The recipient of a stock grant shall have the rights of a stockholder with respect to the shares of stock issued to the holder under the 2012 Plan.

● Stock-Based Awards. The administrator of the 2012 Plan may grant other stock-based awards, including stock appreciation rights, phantom stock awards and RSUs, with terms approved by the administrator, including restrictions related to the awards. The holder of a stock-based award shall not have the rights of a stockholder until shares of our common stock are issued pursuant to such award.

Plan Administration. Our Board is the administrator of the 2012 Plan, except to the extent it delegates its authority to a committee, in which case the committee shall be the administrator. Our Board has delegated this authority to our compensation committee. The administrator has the authority to determine the terms of awards, including exercise and purchase price, the number of shares subject to awards, the value of our common stock, the vesting schedule applicable to awards, the form of consideration, if any, payable upon exercise or settlement of an award and the terms of award agreements for use under the 2012 Plan.

Eligibility. Our Board will determine the participants in the 2012 Plan from among our employees, directors and consultants. A grant may be approved in advance with the effectiveness of the grant contingent and effective upon such person’s commencement of service within a specified period.

Termination of Service. Unless otherwise provided by our Board or in an award agreement, upon a termination of a participant’s service, all unvested options then held by the participant will terminate and all other unvested awards will be forfeited.

Transferability. Awards under the 2012 Plan may not be transferred except by will or by the laws of descent and distribution, unless otherwise provided by our Board in its discretion and set forth in the applicable agreement, provided that no award may be transferred for value.

Adjustment. In the event of a stock dividend, stock split, recapitalization or reorganization or other change in change in capital structure, our Board will make appropriate adjustments to the number and kind of shares of stock or securities subject to awards.

Corporate Transaction. If we are acquired, our Board of Directors (or Compensation Committee) will: (i) arrange for the surviving entity or acquiring entity (or the surviving or acquiring entity’s parent company) to assume or continue the award or to substitute a similar award for the award; (ii) cancel or arrange for cancellation of the award, to the extent not vested or not exercised prior to the effective time of the transaction, in exchange for such cash consideration, if any, as our Board of Directors in its sole discretion, may consider appropriate; or (iii) make a payment, in such form as may be determined by our Board of Directors equal to the excess, if any, of (A) the value of the property the holder would have received upon the exercise of the award immediately prior to the effective time of the transaction, over (B) any exercise price payable by such holder in connection with such exercise. In addition, in connection with such transaction, our Board of Directors may accelerate the vesting, in whole or in part, of the award (and, if applicable, the time at which the award may be exercised) to a date prior to the effective time of such transaction and may arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us with respect to an award.

Amendment and Termination. The 2012 Plan will terminate on September 6, 2022 or at an earlier date by vote of the stockholders or our Board; provided, however, that any such earlier termination shall not affect any awards granted under the 2012 Plan prior to the date of such termination. The 2012 Plan may be amended by our Board, except that our Board may not alter the terms of the 2012 Plan if it would adversely affect a participant’s rights under an outstanding stock right without the participant’s consent. Stockholder approval will be required for any amendment to the 2012 Plan to the extent such approval is required by law, include the Internal Revenue Code or applicable stock exchange requirements.

Amendment of Outstanding Awards. The administrator may amend any term or condition of any outstanding award including, without limitation, to reduce or increase the exercise price or purchase price, accelerate the vesting schedule or extend the expiration date, provided that no such amendment shall impair the rights of a participant without such participant’s consent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set forth below, we have not entered into any transactions since January 1, 2014 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock, on an as converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

On July 28, 2017, we closed on a $2.5 million term loan (the Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board, Dr. Sonny Bal. In connection with the Loan, the Company issued to North Stadium, a Secured Promissory Note in the amount of $2.5 million (the “Note”). The Note bears interest at the rate of 10% per annum, requires the Company to make monthly interest only payments for a period of 12 months, and principal and any unpaid accrued interest are due and payable 12 months from the effective date of the Note, July 28, 2017. The Note is secured by substantially all of the assets of the Company pursuant to a security agreement between the Company and North Stadium dated July 28, 2017 (the “Security Agreement”), and is junior to the already existing security interest in such assets of the Company held by Hercules Capital, Inc. In connection with the Loan and as additional consideration for the Loan, the Company issued to North Stadium a warrant to acquire up to 55,000 common shares with a purchase price set at $5.04 per share and a 5-year term (the “Warrant”).

Indemnification Agreements. We have entered into indemnification agreements with each of our executive officers and directors that require us to indemnify such persons against any and all expenses, including judgments, fines or penalties, attorney’s fees, witness fees or other professional fees and related disbursements and other out-of-pocket costs incurred, in connection with any action, suit, arbitration, alternative dispute resolution mechanism, investigation, inquiry or administrative hearing, whether threatened, pending or completed, to which any such person may be made a party by reason of the fact that such person is or was a director, officer, employee or agent of our company, provided that such director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in, or not opposed to, our best interests. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification thereunder. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

Policy for Review of Related Party Transactions

We have a policy for the review of transactions with related persons as set forth in our Audit Committee Charter and internal practices. The policy requires review, approval or ratification of all transactions in which we are a participant and in which any of our directors, executive officers, shareholders holding more than 5% of our outstanding common stock, an immediate family member of any of the foregoing persons or any other person who the Board determines may be considered to be a related person has a direct or indirect material interest and which meet the threshold requirements set forth in Item 404 of Regulation S-K under the Exchange Act (typically $120,000 or more in value). All related party transactions must be reported for review by the Audit Committee pursuant to the Audit Committee’s charter.

In reviewing and approving such transactions, the Audit Committee shall obtain, or shall direct management to obtain on its behalf, all information that the Audit Committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by the Audit Committee prior to approval. No related party transaction shall be entered into prior to the completion of these procedures.

Following its review, the Audit Committee determines whether these transactions are in, or not inconsistent with, the best interests of the Company and its stockholders, taking into consideration whether they are on terms no less favorable to the Company than those available with other parties and the related person’s interest in the transaction.

Our policy for review of transactions with related persons was followed in all of the transactions set forth above and all such transactions were reviewed and approved in accordance with our policy for review of transactions with related persons.

Director Independence

Information regarding the independence of directors is disclosed above under Item 10 under the heading “The Board and Committees” and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses from our principal accounting firm, BDO USA, LLP for 2016 and for Mantyla McReynolds LLC for 2016 and 2015, for fees and expenses incurred during fiscal years ended December 31, 2016 and 2015, were as follows (in thousands):

	MANTYLA MCREYNOLDS LLC		BDO USA, LLP
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016
Audit fees (1)	$103,520	$170,337	$485,991
Audit related fees	–	–	-
Tax fees	-	–	-
All other fees	–	–	-
Total Fees	$103,520	$170,337	$485,991

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of our annual financial statements and review of the quarterly financial statements that are normally provided by auditors in connection with regulatory filings or engagements. Audit fees also include fees related to review of other documents filed with the SEC.

Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

Consist of fees for product and services other than the services reported above.

Policy for Approval of Audit and Permitted Non-Audit Services

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

AMEDICA CORPORATION

Date: December 12, 2017	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 12, 2017	/s/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: December 12, 2017	/s/ David W. Truetzel
David W. Truetzel, Director

Date: December 12, 2017	/s/ Jeffrey S. White
Jeffrey S. White, Director

Date: December 12, 2017	/s/ Eric A. Stookey
Eric A. Stookey, Director

