Form 10-Q/A
period 2016-09-30
AMEDICA Corp
filed 2017-12-27
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [  ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

3,022,073 shares of common stock, $0.01 par value, were outstanding at December 26, 2017

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A for the quarter ended September 30, 2016, amends the Form 10-Q/A that was originally filed with the U.S. Securities and Exchange Commission on April 19, 2017 (the “Original Filing”). The sole purpose of this Amendment No. 2 is to correct the condensed consolidated balance sheet as of September 30, 2016 and the statement of operations and comprehensive loss and cash flows for the periods ended September 30, 2016, to include a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 that were previously recorded as equity. Based on the Company’s reassessment of relevant accounting guidance, the effect of this adjustment resulted in an increase to a non-cash other expense, an increase in a derivative liability and a decrease to additional paid-in capital. In addition, on November 10, 2017, the Company effected a 1 for 12 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these condensed consolidated financial statements have been adjusted retroactively to reflect the reverse stock split. The following financial statements and disclosures were impacted from the correction and reverse stock split:

●	Updated the Condensed Consolidated Balance Sheet as of September 30, 2016, and the related statements of operations and comprehensive loss and cash flows for the periods then ended.

●	Updated Note 1 – Reverse Stock Split to explain the 1 for 12 reverse common stock split.

●	Updated Note 5 – Fair Value Measurements for the derivative liability from the issuance of warrants and the related assumptions used in valuing the derivative.

●	Updated Note 7 – Debt for adjustments to common stock and common stock warrant numbers adjusted for the reverse stock split.

●	Updated Note 8 – Equity for adjustments to common stock and common stack warrant numbers adjusted for the reverse stock split.

●	Updated Note 9 – Stock Based Compensation for adjustments to common stock and common stock option numbers adjusted for the reverse stock split.

●	Added Note 12 – Restatement of Condensed Consolidated Balance Sheet and related Statement of Operations and Comprehensive Loss and Cash Flows.

●	Update Item 4 – Controls and Procedures

●	Additionally, we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

In addition to the above financial statement and related disclosure corrections outlined, corresponding adjustments to Item 2: Management’s discussion and analysis of financial condition and results of operations have also been made. Except as described above, no other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date, or modify or update those disclosures that may be affected by subsequent events, except for the reverse common stock split mentioned above. As such, this form 10-Q/A should be read in conjunction with the original filing.

Amedica Corporation

PART I. Financial Information

Item 1. Financial Statements

Amedica Corporation

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$10,613	$11,485
Trade accounts receivable, net of allowance of $22 and $49, respectively	1,270	2,660
Prepaid expenses and other current assets	375	229
Inventories, net	7,851	9,131
Total current assets	20,109	23,505

Property and equipment, net	1,816	2,472
Intangible assets, net	3,312	3,687
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$31,435	$35,862

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$693	$643
Accrued liabilities	3,874	3,421
Current portion of lease liability	19	-
Current portion of long-term debt	8,432	16,365
Derivative liabilities, current portion	5,822	-
Total current liabilities	18,840	20,429

Deferred rent	348	432
Long-term debt	-	-
Lease liability, net of current portion	33	-
Other long-term liabilities	163	171
Derivative liabilities, net of current portion	548	598
Total liabilities	19,932	21,630

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 2,200,208 and 907,187 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	22	9
Additional paid-in capital	221,657	210,760
Accumulated deficit	(210,176)	(196,537)
Total stockholders’ equity	11,503	14,232
Total liabilities and stockholders’ equity	$31,435	$35,862

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (as restated)	2015	2016 (as restated)	2015
Product revenue	$3,378	$4,835	$11,574	$14,358
Costs of revenue	765	1,640	2,675	4,525
Gross profit	2,613	3,195	8,899	9,833
Operating expenses:
Research and development	1,582	1,676	4,743	5,072
General and administrative	1,912	1,432	4,834	4,793
Sales and marketing	2,326	2,893	7,514	9,376
Total operating expenses	5,820	6,001	17,091	19,241
Loss from operations	(3,207)	(2,806)	(8,192)	(9,408)
Other income (expense):
Interest expense	(745)	(1,147)	(3,998)	(3,381)
Gain (loss) on extinguishment of debt	(417)	2,403	(661)	2,324
Change in fair value of derivative liabilities	(252)	(7,779)	(228)	(8,879)
Loss on extinguishment of derivative liabilities	-	(2)	-	(1,263)
Offering costs	(571)	(821)	(571)	(821)
Other expense	5	19	11	(19)
Total other expense, net	(1,980)	(7,327)	(5,447)	(12,039)
Net loss before income taxes	(5,187)	(10,133)	(13,639)	(21,447)
Provision for income taxes	-	-	-	-
Net comprehensive loss	(5,187)	(10,133)	(13,639)	(21,447)
Other comprehensive loss, net of tax	-	-	-	-
Total comprehensive loss	(5,187)	(10,133)	(13,639)	(21,447)
Deemed dividend related to beneficial conversion feature and accretion of a discount on Series A Preferred Stock	(6,278)	-	(6,278)	-
Net loss attributable to common stockholders	$(11,465)	$(10,133)	$(19,917)	$(21,447)
Net loss per share attributable to common stockholders:
Basic and diluted	$(5.97)	$(26.58)	$(15.21)	$(76.97)
Weighted average common shares outstanding:
Basic and diluted	1,920,745	381,275	1,309,286	278,641

See accompanying notes.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(as restated)
Cash flow from operating activities
Net loss	$(13,639)	$(21,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,123	1,265
Amortization of intangible assets	375	375
Amortization of lease incentive for tenant improvements	15	15
Non cash interest expense	1,778	1,724
Gain (loss) on extinguishment of debt	661	(2,324)
Stock based compensation	197	780
Change in fair value of derivative liabilities	228	8,879
Loss on extinguishment of derivative liabilities	-	1,263
Gain on disposal of equipment	(13)	(15)
Provision for inventory reserve	861	954
Bad debt recovery	-	(7)
Offering costs	571	821
Changes in operating assets and liabilities:
Trade accounts receivable	1,390	144
Prepaid expenses and other current assets	(138)	(334)
Inventories	428	1,158
Accounts payable and accrued liabilities	906	(316)
Net cash used in operating activities	(5,257)	(7,065)
Cash flows from investing activities
Purchase of property and equipment	(427)	(501)
Proceeds from sale of property and equipment	30	28
Net cash used in investing activities	(397)	(473)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs ($300)	2,540	4,337
Proceeds from issuance of preferred stock, net of issuance costs ($371)	3,622
Proceeds from issuance of warrant derivative liability, net of issuance costs of ($571)	5,246
Proceeds from the exercise of warrants	448	-
Payments on long-term debt	(5,071)	(1,158)
Issuance costs paid for debt	(267)	-
Debt extinguishment payments	(1,728)	(2,500)
Payments for capital lease	(8)	-
Purchase of treasury stock	-	(120)
Net cash provided by financing activities	4,782	559
Net decrease in cash and cash equivalents	(872)	(6,979)
Cash and cash equivalents at beginning of period	11,485	18,247
Cash and cash equivalents at end of period	$10,613	$11,268

Noncash investing and financing activities

Derivative liability reduced with exercise of warrants	$274	$-
Debt converted to common stock	$2,480	$202
Common stock issued for cashless exercise of warrant derivative liabilities	$-	$11,589
Issuance of treasury stock upon conversion of RSUs to common stock	$-	$120
Derivative liabilities issued with preferred stock	$-	$382
Capital lease for property and equipment	$60	$-
Deemed dividend related to beneficial conversion feature of preferred convertible stock and accretion of a discount (as restated)	$6,278	$-
Supplemental cash flow information
Cash paid for interest	$1,330	$1,845

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

Liquidity and Capital Resources

For the nine months ended September 30, 2016 and 2015, the Company incurred a net loss of $13.6 million and $21.4 million, respectively, and used cash in operations of $5.3 million and $7.1 million, respectively. The Company had an accumulated deficit of $210.2 million and $196.5 million at September 30, 2016 and December 31, 2015, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations through 2016.

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

Reverse Stock Split

On November 10, 2017, the Company effected a 1 for 12 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these condensed consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of warrants for the purchase of common stock, convertible notes, stock options and unvested restricted stock units. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities representing approximately 1.1 million and 0.25 million shares of common stock at September 30, 2016 and 2015, respectively.

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

	Fair Value Measurements at September 30, 2016
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$6,370	$6,370
Total derivative liability	$-	$-	$6,370	$6,370

	Fair Value Measurements at December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$598	$598
Total derivative liability	$-	$-	$598	$598

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

	Common Stock Warrants	Convertible Notes	Total Derivative Liability
Balance at December 31, 2014	$(11,358)	$(2,612)	$(13,970)
Issuances of derivatives	(14,556)	-	(14,556)
Modification of terms	(382)	-	(382)
Decrease in liability due to debt conversions	-	179	179
Decrease in liability due to warrants being exercised	10,326	-	10,326
Extinguishment of derivatives	-	3,468	3,468
Change in fair value	1,687	(1,035)	652
Balance at September 30, 2015	$(14,283)	$-	$(14,283)

Balance at December 31, 2015	$(598)	$-	$(598)
Issuances of derivatives	(5,817)	-	(5,817)
Decrease in liability due to warrants being exercised	273	-	273
Change in fair value	(228)	-	(228)
Balance at September 30, 2016	$(6,370)	$-	$(6,370)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance. At September 30, 2016 and December 31, 2015, $548 and $598, respectively, of the derivative liability was calculated using the Black-Scholes-Merton valuation model. At September 30, 2016, $5,822 was calculated using the Monte Carlo Simulation valuation model. Issuances of common stock warrants deemed to be derivative liabilities during the period were valued at $5,817 on the date of issuance using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Weighted-average risk free interest rate	0.99%	1.71%
Weighted-average expected life (in years)	3.4	3.7
Expected dividend yield	0%	0%
Weighted average expected volatility	122%	119%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at issuance (July 8, 2016) and September 30, 2016 were as follows:

	July 8, 2016	September 30, 2016
Weighted-average risk free interest rate	0.95%	0.88%
Weighted-average expected life (in years)	5.00	4.75
Expected dividend yield	0%	0%
Weighted average expected volatility	67.91%	66.39%

In addition, if anytime after the second anniversary of the issuance of the warrant, both: (1) the 30 day volume weighted average price of the Company’s stock exceeds $3.00; and (2) the average daily trading volume for such 30 day period exceeds $350,000, the Company may call this warrant for $0.01 per share. Because of the call provision management believes the Monte Carlo Simulation valuation model provides a better estimate of fair value for the warrants issued during July 2016 than the Black-Scholes-Merton valuation model.

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

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 8,333 shares of common stock of the Company at a fixed exercise price of $19.56 per share (the “First Exchange Warrant”) (the “Exchange”). All principal accrued under the Exchange Notes was convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $17.16 per share (the “Conversion Price”). The closing stock price on April 4, 2016, was $19.56 and a beneficial conversion feature of $246,000 was recorded to equity and as a debt discount. The warrant value of $106,000 was recorded to equity and as a debt discount.

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

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $24.24 and a beneficial conversion feature of $413,000 was recorded to equity and as a debt discount. Additionally, on April 28, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 8,333 shares of the Company’s common stock at a fixed exercise price of $19.92 per share. The warrant value of $107,000 was recorded to equity and as a debt discount. The closing stock price on April 28, 2016, was $19.92 and a beneficial conversion feature of $268,000 was recorded to equity and as a debt discount. Financing costs were $267,000 and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $244,000 at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of the Company’s common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 11,667 shares of common stock to Riverside and recorded the value of the True-Up Shares of $199,000 to interest expense and equity.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bore interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of common stock at the Company’s option, at a conversion price of $16.08 per share. The entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes had been converted into 145,227 shares of common stock. In July 2016, the Company paid Riverside $840,000 to redeem in full the remaining principal balance of the Third Exchange Note. The debt discounts associated with the converted debt was recorded to interest expense.

Outstanding long-term debt consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
Hercules Term Loan	$8,981	$(549)	$8,432	$17,051	$(1,420)	$15,631

Magna Note	-	-	-	763	(29)	734
Total debt	8,981	(549)	8,432	17,814	(1,449)	16,365
Less: Current portion	(8,981)	549	(8,432)	(17,814)	1,449	(16,365)
Long-term debt	$-	$-	$-	$-	$-	$-

The following summarizes by year the future principal payments as of September 30, 2016 (in thousands):

Years Ending December 31,	Hercules Term Loan	Total
2016	$1,564	$1,564
2017	6,779	6,779
2018	638	638
Total future principal payments	$8,981	$8,981

8. Equity

During the nine months ended September 30, 2016, 44,699 shares of common stock were issued upon the cashless exercise of 94,780 Series A warrants issued in September 2015 and 54 shares of common stock were issued upon warrants exercised for cash.

156,893 shares of common stock were issued related to the Riverside Debt discussed in Note 7.

In July 2016, the Company completed a secondary offering in which the Company sold 5,258,000 Class A Units, including 1,650,000 units sold pursuant to the exercise by the underwriters of their over-allotment option, priced at $1.00 per unit, and 7,392 Class B Units, priced at $1,000 per unit. Each Class A Unit consisted of 1/12th share of common stock and one warrant to purchase 1/12th share of common stock. Each Class B Unit consisted of one share of preferred stock convertible into 83 shares of common stock and warrants to purchase 83 shares of common stock. The securities comprising the units were immediately separable and were issued separately. In total, the Company issued 438,167 shares of common stock, 7,392 shares of preferred stock convertible into 616,000 shares of common stock, and warrants to purchase 1,054,167 shares of common stock at a fixed exercise price of $12.00 per share. The Company received proceeds of approximately $11.4 million, net of underwriting and other offering costs.

The Company raised $4.9 million associated with the Class A Units, with $2.5 million, net of issuance costs of $0.3 million, allocated to the common stock and $2.4 million allocated to the warrants. The Company also raised $7.0 million associated with the Class B Units with $3.6 million, net of issuance costs of $0.4 million, allocated to preferred stock and $3.4 million allocated to the warrants. The $5.8 million allocated to warrants were recorded as a derivative liability. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed approximately $0.5 million of issuance costs. The 7,392 preferred shares were convertible into 616,000 shares of common stock and had an effective conversion rate of $6.48 per share based on the proceeds that were allocated to them. The stock price on July 8, 2016, was $10.56 per share which resulted in a fair value in excess of carrying value of $4.08 per share or $2.5 million in total. The fair value in excess of carrying value, or beneficial conversion feature, was recorded as an adjustment within equity (e.g., deemed dividend). The Company recorded a non-cash, deemed dividend of $6.3 million ($2.5 and $3.8 million—calculated as $0.4 million in offering costs plus $3.4 million measured as the difference between the stated value and the allocated proceeds) related to a beneficial conversion feature and accretion of a discount on convertible preferred stock.

Subsequent to the secondary offering, all 7,392 shares of convertible preferred stock have been converted into 616,000 shares of common stock. Furthermore, the Company received $446,500 and issued 37,208 shares of common stock upon the exercise of certain warrants issued in the secondary offering.

9. Stock-Based Compensation

Option and Equity Plans

In May 2016, the stockholders of the Company approved a proposal to increase the number of shares of common stock available for issuance under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) by 66,667 shares, from 28,535 to 95,202.

The total number of shares available for grant under the 2012 Plan at September 30, 2016 was 75,355.

Stock Options

A summary of the Company’s stock option activity for the nine months ended September 30, 2016 was as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2015	9,364	$498.36
Granted	3,280	16.44
Expired	(1,142)	290.64
Outstanding at September 30, 2016	11,502	$387.48
Exercisable at September 30, 2016	7,839	$579.12
Vested and expected to vest at September 30, 2016	11,407	$393.48

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

12. Restatement of Condensed Consolidated Balance Sheet, Statement of Operations and Comprehensive Loss and Cash Flows

The requirement to restate the Company’s condensed consolidated balance sheet as of September 30, 2016, and the related statements of operations and comprehensive loss and cash flows for the period ended September 30, 2016, is due to the following:

●	Failure to record a on-time, non-cash $3.8 million charge attributable to the deemed dividend related to the accretion of a discount on Series A convertible preferred stock upon conversion into the Company’s common stock, which occurred in July 2016 and was included in the restated condensed consolidated financial statements issued on April 19, 2017 (referred to as “Restatement #1 – Accretion of a Discount” in the table below).
●	Failure to record a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 that were previously recorded as equity (referred to as “Restatement #2 – Warrant Liability” in the table below)

The impact of this change as of and for the three and nine months periods ended September 30, 2016 is as follows (in thousands, except share and per share data):

	Three months ended September 30, 2016
	As Previously Reported	Restatement #1 - Accretion of a Discount	As Restated After Restatement #1	Restatement #2 - Warrant Liability	As Restated After Restatement #1 and #2
Total other expense, net	$(1,131)	$-	$(1,131)	$(849)	$(1,980)
Total net loss/comprehensive loss	(4,338)	-	(4,338)	(849)	(5,187)
Deemed dividend related to beneficial conversion feature and accretion of a discount a Series A Preferred Stock	(2,499)	(3,779)	(6,278)	-	(6,278)
Net loss attributable to common stockholders	$(6,837)	$(3,779)	$(10,616)	$(849)	$(11,465)
Net loss per share attributable to common stockholders: Basic and diluted	$(3.56)	$(1.97)	$(5.53)	$(0.44)	$(5.97)
Weighted average common shares outstanding: Basic and diluted	1,920,745	-	1,920,745	-	1,920,745

Common stock, $0.01 par value	$22	$-	$22		$22
Additional paid-in capital	226,630	-	226,630	(4,973)	221,657
Accumulated deficit	(209,327)	-	(209,327)	(849)	(210,176)
Total stockholders’ equity	$17,325	$-	$17,325	$(5,822)	$11,503

Derivative Liabilities, current portion	$-	$-	$-	$5,822	$5,822

	Nine months ended September 30, 2016
	As Previously Reported	Restatement #1 – Accretion of a Discount	As Restated After Restatement #1	Restatement #2 - Warrant Liability	As Restated After Restatement #1 and #2
Total other expense, net	$(4,598)		$(4,598)	$(849)	$(5,447)
Total net loss/comprehensive loss	(12,790)		(12,790)	(849)	(13,639)
Deemed dividend related to beneficial conversion feature and accretion of a discount a Series A Preferred Stock	(2,499)	(3,779)	(6,278)	-	(6,278)
Net loss attributable to common stockholders	$(15,289)	$(3,779)	$(19,068)	$(849)	$(19,917)
Net loss per share attributable to common stockholders: Basic and diluted	$(11.68)	$(2.88)	$(14.56)	$(0.65)	$(15.21)
Weighted average common shares outstanding: Basic and diluted	1,309,286		1,309,286		1,309,286

Common stock, $0.01 par value	$22	$-	$22		$22
Additional paid-in capital	226,630	-	226,630	(4,973)	221,657
Accumulated deficit	(209,327)	-	(209,327)	(849)	(210,176)
Total stockholders’ equity	$17,325	$-	$17,325	$(5,822)	$11,503

Derivative Liabilities, current portion	$-	$-	$-	$5,822	$5,822

For the nine months ended September 30, 2016, the condensed consolidated statement of cash flows changed from that which was previously reported as follows: A $571,000 positive addback for offering costs was recorded to offset a $571,000 increase to net loss, with no net cash impact on cash flows from operating activities. In addition, the allocation of proceeds among common stock, preferred stock and derivative liability changed, with no net cash flow impact on cash flows from financing activities.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Condensed Statement of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Product revenue	$3,378	$4,835	$(1,457)	(30)%	$11,574	$14,358	$(2,784)	(19)%
Costs of revenue	765	1,640	(875)	(53)%	2,675	4,525	(1,850)	(41)%
Gross profit	2,613	3,195	(582)	(18)%	8,899	9,833	(934)	(9)%
Operating expenses:
Research and development	1,582	1,676	(94)	(6)%	4,743	5,072	(329)	(6)%
General and administrative	1,912	1,432	480	34%	4,834	4,793	41	1%
Sales and marketing	2,326	2,893	(567)	(20)%	7,514	9,376	(1,862)	(20)%
Total operating expenses	5,820	6,001	(181)	(3)%	17,091	19,241	(2,150)	(11)%
Loss from operations	(3,207)	(2,806)	(401)	(14)%	(8,192)	(9,408)	1,216	13%
Other income (expense), net	(1,980)	(7,327)	5,347	73%	(5,447)	(12,039)	6,592	55%
Net loss before income taxes	(5,187)	(10,133)	4,946	49%	(13,639)	(21,447)	7,808	36%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(5,187)	$(10,133)	$4,946	49%	$(13,639)	$(21,447)	$7,808	36%

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

Other Income (Expense), Net

For the three months ended September 30, 2016, other expense decreased $5.3 million, or 73%, as compared to the same period in 2015. This decrease was primarily due to a decrease of $0.4 million in interest expense, a decrease of $7.5 million in the change in the fair value of derivative liabilities and a decrease of $0.3 million in offering costs during the same period in 2015. These improvements were offset by a decrease of $2.8 million in the gain on extinguishment of debt.

For the nine months ended September 30, 2016, other expense decreased $6.6 million, or 55%, as compared to the same period in 2015. This decrease was primarily due to a decrease of $8.7 million in the change in fair value of derivative liabilities, a decrease of $0.3 million in offering costs and a decrease of $1.3 million in the loss on the extinguishment of derivative liabilities during the same period in 2015. These improvements were offset by an increase of $0.6 million in interest expense, and a decrease of $3.0 million in the gain on extinguishment of debt.

Liquidity and Capital Resources

For the nine months ended September 30, 2016 and 2015, we incurred a net loss of $13.6 million and $21.5 million, respectively, and used cash in operations of $5.3 million and $7.1 million, respectively. We have an accumulated deficit of $210.2 million as of September 30, 2016. To date, our operations have been principally financed from proceeds from the issuance of convertible preferred stock and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. As of September 30, 2016, we had approximately $10.6 million in cash and cash equivalents.

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

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $1.8 million to $5.3 million during the nine months ended September 30, 2016, from $7.1 million for the same period in 2015. The decrease in cash used in operating activities during 2016 was primarily due to a decrease in accounts receivable of $1.3 million, an increase in accounts payable and prepaid expenses of $1.2 million, offset by a decrease in cash provided by inventory of $0.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.1 million to $0.4 million during the nine months ended September 30, 2016, from $0.5 million for the same period in 2015. The decrease in cash used in investing activities during 2016 was primarily due to a decrease in purchases of instrumentation.

Net Cash Used in Financing Activities

Net cash from financing activities was $4.8 million during the nine months ended September 30, 2016, compared to $0.6 million during the same period in 2015. This increase in net cash from financing activities in 2016 was primarily attributable to an increase of $7.5 million in net proceeds received from offerings, a decrease of $0.8 million in debt extinguishment payments, offset by an increase of $3.9 million in principal payments made on our notes payable and a increase of $0.3 million in issuance costs paid for debt.

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

Riverside Debt

On April 4, 2016, we entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 8,333 shares of our common stock at a fixed exercise price of $19.56 per share (the “First Exchange Warrant”) (the “Exchange”). All principal under the Exchange Notes is convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $17.16 per share (the “Conversion Price”).

In addition, pursuant to the terms and conditions of the Exchange Agreement, the Company and Riverside had the option to exchange an additional $2.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of up to $2.0 million and an additional warrant to purchase 8,333 shares of common stock (the “Second Exchange Warrant”). The Exchange Agreement also provided that if the volume-weighted average price of our common stock was less than the Conversion Price, we would issue up to an additional 12,500 shares of common stock (the “True-Up Shares”) to Riverside, which was subsequently reduced to 11,667 shares of common stock.

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). Additionally, on April 28, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 8,333 shares of the Company’s common stock at a fixed exercise price of $19.92 per share. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of our common stock was less than the Conversion Price on May 6, 2016, we issued an additional 11,667 shares of common stock to Riverside.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bears interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes is payable in cash or, if certain conditions are met, payable in shares of common stock at the Company’s option, at a conversion price of $16.08 per share. As of June 30, 2016, the entire principal amount of the First and Second Exchange Notes, $300,000 of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes has been converted into 145,227 shares of common stock leaving. In July 2016, we paid Riverside $840,000 to redeem in full the remaining principal balance of the Third Exchange Note.

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

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record a complex equity transaction which caused the restatements of our third quarter filing. In addition, we failed to properly evaluate and test certain long-lived assets for impairment, which ultimately resulted in recognition of an impairment charge. These errors are a result of the following control deficiencies:

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

Our Chief Executive Officer is in the preliminary stage of a review of our controls relating to complex financial instrument transactions. We will develop and implement a remediation plan to address the material weakness no later than January 31, 2018.

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

AMEDICA CORPORATION

Date: December 26, 2017	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

