Form 10-K/A
period 2016-12-31
AMEDICA Corp
filed 2017-12-27
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of December 26, 2017 was 3,022,073.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A for the year ended December 31, 2016, amends the Form 10-K that was originally filed with the U.S. Securities and Exchange Commission on September 19, 2017 and as subsequently amended  pursuant to the Amendment No. 1 on Form 10-K/A filed with the U.S. Securities and Exchange Commission on December 12, 2017 (collectively, the “Original Filing”). The sole purpose of this Amendment No. 2 is to correct the consolidated balance sheet and the statement of operations and comprehensive loss and cash flows for the periods ended December 31, 2016 to include a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 that were previously recorded as equity. Based on the Company’s reassessment of relevant accounting guidance, the effect of this adjustment resulted in an increase to a non-cash other expense, an increase in a derivative liability and a decrease to additional paid-in capital. In addition, on November 10, 2017, the Company effected a 1 for 12 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

For the convenience of the reader, this form 10-K/A sets forth the Original Filing, as amended, in its entirety; however , this Form 10-K/A amends and restates only the following financial statements and disclosures were impacted from the correction and reverse stock split:

●	Updated the Consolidated Balance Sheet as of December 31, 2016, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.
●	Updated Note 1 – Reverse Stock Split to explain the 1 for 12 reverse common stock split.
●	Updated Note 5 – Fair Value Measurements for the derivative liability from the issuance of warrants and the related assumptions used in valuing the derivative.
●	Updated Note 7 – Debt for adjustments to common stock and common stock warrant numbers adjusted for the reverse stock split.
●	Updated Note 8 – Equity for adjustments to common stock and common stock warrant numbers and adjustments for the reverse stock split.
●	Updated Note 9 – Stock Based Compensation for adjustments to common stock and common stock option numbers adjusted for the reverse stock split.
●	Updated Note 13 – Restatement of Consolidated Balance Sheet and related Statement of Operations, Stockholders’ Equity and Cash Flows.
●	Updated Note 14 – Subsequent Events for adjustments to common stock and common stock warrant numbers adjusted for the reverse stock split.
●	Additionally, we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

In addition to the above financial statement and related disclosure corrections outlined, corresponding adjustments to Item 2: Management’s discussion and analysis of financial condition and results of operations have also been made. We are also filing Consents of Independent Registered Public Accounting Firm as Exhibits 23.1 and 23.2, and currently dated certifications from our Principal Chief Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2, and the Certification under Section 906 as Exhibit 32, as well as various exhibits related to XBRL. Except as described above, no other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date, or modify or update those disclosures that may be affected by subsequent events, except for the reverse common stock split mentioned above. As such, this form 10-K/A should be read in conjunction with the original filing.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. We have tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly and annual results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Unless otherwise indicated, all information contained in this Annual Report reflects a 1-for-15 reverse split of our common stock which was effected on January 25, 2016 and a 1-for-12 reverse split which was effected on November 10, 2017.

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

The Interbody Spinal Fusion Market

The human spinal canal is made up of 33 interlocking bones, referred to as vertebrae, separated by 23 intervertebral discs comprised of a hard outer ring made of collagen with a soft inner core, that act as shock absorbers between vertebrae. Disorders of the spine can result from degenerative conditions, deformities and trauma or tumor-related damage. Spinal fusion is the standard of care used to treat most spinal disorders and typically involves the placement of an interbody device between vertebrae to reestablish spacing between vertebrae and alignment of the spine. Generally, the interbody device is stabilized by screws and, in some procedures, plates or rods. To enhance bone attachment, surgeons often pack the interbody device with a biomaterial that induces bone growth. Following successful treatment, new bone tissue grows in and around the interbody device over time, which helps fuse the vertebrae and create long-term stability of the interbody device, leading to the alleviation of pain and increase in mobility. We selected this market as the first application for our silicon nitride technology because of the limitations of currently available products, its size, and the key characteristics silicon nitride possesses, which are critical for superior interbody spinal fusion outcomes.

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2016 and 2015 we incurred a net loss of $14.8 million and $23.9 million, respectively, and used cash in operations of $7.2 million and $9.1 million, respectively. We have an accumulated deficit of $211.3 million at December 31, 2016. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching additional products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to sell and market our current products and research and develop, and seek regulatory approvals for, our product candidates.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. As disclosed in more detail under “Controls and Procedures” in Part II, Item 9A of this Report, management has concluded that, as of December 31, 2016, our internal control over financial reporting was not effective due to the material weaknesses described below.

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record a complex equity transaction which caused the restatements of our third quarter filing and annual filing. In addition, we failed to properly evaluate and test certain long-lived assets for impairment, which ultimately resulted in recognition of an impairment charge. These errors are a result of the following control deficiencies:

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

On August 17, 2016, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the bid price for the Company’s common stock had closed below the minimum $1.00 per share threshold for continued listing on The Nasdaq Capital, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), for the prior 30 consecutive trading days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was ultimately provided with two consecutive 180 calendar day periods to demonstrate compliance with the Bid Price Rule, which expired on August 14, 2017. The Company did not regain compliance with the Bid Price Rule by August 14, 2017; accordingly, on August 22, 2017, the Company received notice from the Staff that based upon the Company’s continued non-compliance with the Rule, the Company’s securities would be subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Staff’s August 22, 2017 notice also indicated that because the Company is delinquent in filing its Form 10-K for the period ended December 31, 2016, and Forms 10-Q for the periods ended March 31, 2017 and June 30, 2017, it is not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”), which could also serve as a separate basis for delisting. The Company timely requested a hearing and has now received notice from Nasdaq indicating that a Nasdaq Hearings Panel (the “Panel”) granted the Company’s request to extend the stay of the suspension of trading in the Company’s common stock pending the Company’s scheduled hearing on October 12, 2017 before the Panel and a final determination regarding the Company’s listing status. At the October 12, 2017 hearing, the Company will present its plan to evidence compliance with Nasdaq’s listing requirements. The Company is diligently working to evidence compliance with Nasdaq’s listing requirements as soon as possible; however, there can be no assurance that the Panel will grant the Company’s request for continued listing and a further stay of suspension. If our common stock is delisted, it would adversely impact liquidity of our common stock and potentially result in lower bid prices for our common stock.

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

Market Information

Our shares of common stock are currently quoted on The NASDAQ Capital Market under the symbol “AMDA”.

The following table sets forth the high and low sale prices of our common stock, as reported by NASDAQ Capital Markets for the periods indicated:

	2016
	High	Low
First Quarter	$43.44	$13.92	*
Second Quarter	$33.60	$14.64
Third Quarter	$16.80	$7.20
Fourth Quarter	$13.08	$7.20

	2015
	High	Low
First Quarter	$201.60	$58.32
Second Quarter	$145.80	$36.72
Third Quarter	$151.08	$54.24
Fourth Quarter	$84.24	$16.20

* Prices listed are adjusted to reflect both the 1/25/16 reverse stock split and the 11/10/17 reverse stock split

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

Specific provisions for excess or obsolete inventory and the excise tax on the sale of medical devices in the United States, are also included in cost of revenue. In addition, we pay royalties attributable to the sale of specific products to some of our surgeon advisors that assisted us in the design, regulatory clearance or commercialization of a particular product, and these payments are recorded as cost of revenue. In addition, the Company has incurred impairment charges relating to the ceramic equipment used to manufacture our implants.

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

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Product revenue	$15,226	$19,453	$(4,227)	-21.73%
Costs of revenue	3,777	6,250	(2,473)	-39.57%
Gross profit	11,449	13,203	(1,754)	-13.28%
Operating expenses:
Research and development	6,345	6,387	(42)	-0.66%
General and administrative	6,292	6,436	(144)	-2.24%
Sales and marketing	10,347	12,421	(2,074)	-16.70%
Total operating expenses	22,984	25,244	(2,260)	-8.95%
Loss from operations	(11,535)	(12,041)	506	4.20%
Other income (expense)	(3,228)	(11,871)	8,643	72.81%
Net loss before income taxes	(14,763)	(23,912)	9,149	38.26%
Provision for income taxes	-	-	-	N/A
Net loss	$(14,763)	$(23,912)	$9,149	38.26%
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible series A preferred stock	(6,278)	-	(6,278)	N/A
Net loss attributable to common stockholders	$(21,041)	$(23,912)	$2,871	12.01%

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

Other Income (Expense), Net

Other expense, net decreased $8.6 million, or 73%. The decrease was primarily due to a $10.0 million change in the fair value of derivative liabilities, a $1.3 million decrease in loss on extinguishment of derivative liabilities, and a $0.3 million decrease in offering costs. These improvements were offset by a $2.8 million increase in loss on extinguishment of debt, and a $0.2 million increase in interest expense.

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

For the years ended December 31, 2016 and 2015, we incurred a net loss of $14.8 million and $23.9 million, respectively, and used cash in operations of $7.2 million and $9.1 million, respectively. We had an accumulated deficit of $211.3 million and $196.5 million at December 31, 2016 and 2015, respectively. To date, our operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that we will continue to generate operating losses and use cash in operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when we can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.2 million in 2016, compared to $9.1 million used in 2015, a decrease of $1.9 million, or 21%. The decrease in cash used in operating activities during 2016 was primarily due to a decrease in the net loss of $9.1 million, which equated to a decrease in the net loss after non-cash add backs of $1.7 million. The net change in operating assets and liabilities had the effect of decreasing the net cash used in operating activities by another $200,000, which when added to the $1.7 million accounts for the $1.9 million overall decrease in net cash used in operating activities.

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

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $24.24 and a beneficial conversion feature of $413,000 was recorded to equity and as a debt discount. Additionally, on April 27, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 8,333 shares of the Company’s common stock at a fixed exercise price of $19.92 per share. The warrant value of $107,000 was recorded to equity and as a debt discount. The closing stock price on April 27, 2016, was $19.92 and a beneficial conversion feature of $268,000 was recorded to equity and as a debt discount. Financing costs were $267,000 and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $244,000 at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

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

Derivative Liabilities

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense), net in our consolidated statements of operations until the instruments settle or expire. We estimate the fair value of these instruments using the Black-Scholes-Merton or Monte-Carlo valuation models depending on the complexity of the underlying instruments. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record a complex equity transaction which caused the restatements of our third quarter filing and annual filing. In addition, we failed to properly evaluate and test certain long-lived assets for impairment, which ultimately resulted in recognition of an impairment charge. These errors are a result of the following control deficiencies:

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Amedica Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

4.2	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on May 9, 2011		Amendment No. 3 to Form S-1 (Exhibit 4.9)	1/29/14	333-192232

4.3	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and GE Capital Equity Investments, Inc., dated as of December 17, 2012		Form S-1 (Exhibit 4.10)	11/8/13	333-192232

4.4	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and Zions First National Bank, dated as of December 17, 2012		Form S-1 (Exhibit 4.11)	11/8/13	333-192232

4.5	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on March 4, 2011 and May 9, 2011		Form S-1 (Exhibit 4.12)	11/8/13	333-192232

4.6	Form of Amendment to Warrant to Purchase Shares of Common Stock of the Registrant, dated as of December 18, 2012		Form S-1 (Exhibit 4.13)	11/8/13	333-192232

4.7	Form of Amendment No. 2 to Warrant to Purchase Shares of Common Stock of the Registrant, dated as of February 1, 2013		Form S-1 (Exhibit 4.14)	11/8/13	333-192232

4.8	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on August 30, 2013 and September 20, 2013, as amended		Amendment No. 2 to Form S-1 (Exhibit 4.17)	12/20/13	333-192232

4.9	Form of Amendment to Warrant to Purchase Common Stock of the Registrant, dated as of December 23, 2013	Amendment No. 3 to Form S-1 (Exhibit 4.17.1)	1/29/14	333-192232

4.10	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued to TGP Securities, Inc. on August 30, 2013 and September 20, 2013, as amended	Amendment No. 2 to Form S-1 (Exhibit 4.20)	12/20/13	333-192232

4.11	Form of Amendment to Warrant to Purchase Shares of Common Stock of the Registrant, issued to TGP Securities, Inc., dated as of December 23, 2013	Amendment No. 3 to Form S-1 (Exhibit 4.21)	1/29/14	333-192232

4.12	Hercules Warrant to Purchase Common Stock	Form 8-K (Exhibit 4.3)	7/1/2014	001-33624

4.13	Form of Warrant to be Issued to Investors in the Offering	Amendment No. 3 to Form S-1 (Exhibit 4.24)	11/19/14	333-199753

4.14	Form of Unit Purchase Option to be Issued to the Underwriters in the Offering	Amendment No. 3 to Form S-1 (Exhibit 4.25)	11/19/14	333-199753

4.15	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer and Trust Company	Amendment No. 3 to Form S-1 (Exhibit 4.26)	11/19/14	333-199753

4.16	Warrant to purchase shares of common stock of the Registrant by and between the Registrant and Hampshire MedTech Partner II, L.P., dated as of November 6, 2014	Form 8-K (Exhibit 4.1)	11/7/14	001-33624

4.17	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on September 17, 2014.	Form 10-K (Exhibit 4.27)	3/24/15	001-33624

4.18	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on November 12, 2014.	Form 10-K (Exhibit 4.28)	3/24/15	001-33624

4.19	Senior Convertible Note by Registrant payable to MG Partners II, Ltd., Issuance Date: August 12, 2014, Exchange Date: April 2, 2015	Form 8-K (Exhibit 4.2)	4/3/15	001-33624

4.20	Form of Series B Warrant	Form 8-K (Exhibit 4.2)	9/8/15	001-33624

4.21	Form of Series D Warrant	Form 8-K (Exhibit 4.4)	9/8/15	001-33624

4.22	Form of Amended and Restated Series A warrant	Form 8-K (Exhibit 4.1)	12/14/15	001-33624

4.23	Form of Amended and Restated Series C Warrant	Form 8-K (Exhibit 4.2)	12/14/15	001-33624

4.24	Form of Common Stock Purchase Warrant issued on April 4, 2016.	Form 8-K (Exhibit 4.1)	4/05/16	001-33624

4.25	Form of Series E Warrant	Amendment No. 3 to Form S-1 (Exhibit 4.25)	6/30/16	333-211520

4.26	Form of Underwriters Warrant to be Issued in Offering	Amendment No. 3 to Form S-1 (Exhibit 4.26)	6/30/16	333-211520

4.27	Form of Series A Preferred Stock Certificate	Amendment No. 3 to Form S-1 (Exhibit 4.27)	6/30/16	333-211520

4.28	Form of Warrant	Form 8-K (Exhibit 4.1)	1/20/17	001-33624

10.1	Securities Purchase Agreement by and between the Registrant and MG Partners II Ltd, dated as of June 30, 2014	Form 8-K (Exhibit 10.1)	7/1/2014	001-33624

10.2	Registration Rights Agreement by and between the Registrant and MG Partners II Ltd., dated as of June 30, 2014	Form 8-K (Exhibit 10.2)	7/1/2014	001-33624

10.3	Loan and Security Agreement by and among the Registrant, its subsidiary, Hercules Technology Growth Capital, Inc., and Hercules Technology III, L.P., dated as of June 30, 2014	Form 8-K (Exhibit 10.3)	7/1/2014	001-33624

10.4	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009	Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.5	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012	Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.6	Form of Change of Control Agreement*	Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.7	Form of Indemnification Agreement by and between the Registrant and its officers and directors	Amendment No. 2 to Form S-1 (Exhibit 10.14)	12/20/13	333-192232

10.8	Amedica Corporation Amended and Restated 2012 Equity Incentive Plan*	Amendment No. 4 to Form S-1 (Exhibit 10.15)	2/12/14	333-192232

10.9	Form of 2012 Stock Option Grant Notice and Stock Option Agreement*	Amendment No. 4 to Form S-1 (Exhibit 10.16)	2/12/14	333-192232

10.10	Form of 2012 Restricted Stock Award and Restricted Stock Unit Agreement*	Amendment No. 4 to Form S-1 (Exhibit 10.17)	2/12/14	333-192232

10.11	Amedica Corporation 2003 Stock Option Plan*	Form S-1 (Exhibit 10.18)	11/8/13	333-192232

10.12	Form of 2003 Non-Qualified Stock Option Agreement and Notice of Exercise of Non-Qualified Stock Option thereunder*	Form S-1 (Exhibit 10.19)	11/8/13	333-192232

10.13	Form of 2003 Incentive Stock Option Agreement and Notice of Exercise of Incentive Stock Option thereunder*	Form S-1 (Exhibit 10.20)	11/8/13	333-192232

10.14	Amendment and Exchange Agreement, date April 2, 2015, by and between the Registrant and MG Partners II, Ltd	Form 8-K (Exhibit 10.1)	4/3/15	001-33624

10.15	Consent and First Amendment to Loan and Security Agreement dated September 8, 2015 by and among Hercules Technology Growth Capital Inc., the financial institutions signatory thereto, Amedica Corporation, and the guarantors signatory thereto.	Form 8-K (Exhibit 10.1)	9/8/15	001-33624

10.16	First Amendment to Warrant to Purchase Shares of Common Stock of Amedica Corporation dated September 8, 2015, by and between Amedica Corporation and Hercules Technology III, L.P.	Form 8-K (Exhibit 10.2)	9/8/15	001-33624

10.17	Settlement and Waiver Agreement dated September 8, 2015, by and among Amedica Corporation and MG Partners II, Ltd.	Form 8-K (Exhibit 10.3)	9/8/15	001-33624

10.18	Placement Agency Agreement between Amedica Corporation and Ladenburg Thalmann & Co. Inc.	Form 8-K (Exhibit 10.4)	9/8/15	001-33624

10.19	Form of Securities Purchase Agreement between Amedica Corporation and the Purchasers Dated September 8, 2015	Form 8-K (Exhibit 10.5)	9/8/15	001-33624

10.20	Form of Registration Rights Agreement	Form 8-K (Exhibit 10.6)	9/8/15	001-33624

10.21	Form of Leak-Out Agreement	Form 8-K (Exhibit 10.1)	12/14/15

10.22	Assignment and Second Amendment to Loan and Security Agreement, dated April 4, 2016, by and among the Company Riverside Merchant Partners, LLC, Hercules Technology III, L.P. and Hercules Capital, Inc., the financial institutions signatory thereto, Amedica Corporation, and the guarantors signatory thereto	Form 8-K (Exhibit 10.1)	5/05/16	001-33624

10.23	Exchange Agreement dated April 4, 2016, by and among Amedica Corporation and Riverside Merchant Partners, LLC	Form 8-K (Exhibit 10.2)	5/05/16	001-33624

10.24	Subordinated Convertible Promissory Note, dated April 4, 2016, by and among Amedica Corporation and Riverside Merchant Partners, LLC	Form 8-K (Exhibit 10.3)	5/05/16	001-33624

10.25	Warrant Agency Agreement, dated July 8, 2016, by and between Amedica Corporation and American Stock Transfer & Trust Company, LLC	Form 8-K (Exhibit 10.1)	7/8/16	001-33624

10.26	Warrant Agency Agreement dated January 24, 2017, by and between Amedica Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 8-K)	1/24/17	001-33624

21.1	List of Subsidiaries of the Registrant		Form S-1 (Exhibit 21.1)	11/8/13	333-192232

23.1	Consent of Independent Registered Public Accounting Firm, Mantyla McReynolds, LLC	X

23.2	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101 SCH	XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

*	Management contract of compensatory plan or arrangement

(A)	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	10-K Summary

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

As discussed in Note 13, the accompanying consolidated financial statements have been restated to correct misstatements.

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

/s/ BDO USA, LLP

Salt Lake City, Utah

September 19, 2017 (December 26, 2017 as to the effects of the second restatement described in Note 13 and the reverse split described in Note 1)

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

/s/ Mantyla McReynolds, LLC

Salt Lake City, Utah

March 23, 2016

Amedica Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2016	2015
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$6,915	$11,485
Trade accounts receivable, net of allowance of $22 and $49, respectively	1,620	2,660
Prepaid expenses and other current assets	239	229
Inventories	7,213	9,131
Total current assets	15,987	23,505
Property and equipment, net	889	2,472
Intangible assets, net	3,187	3,687
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$26,261	$35,862

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$658	$643
Accrued liabilities	3,183	3,421
Current portion of long-term debt	7,012	16,365
Derivative liabilities, current portion	3,137	-
Total current liabilities	13,990	20,429

Deferred rent	319	432
Other long-term liabilities	189	171
Derivative liabilities, net of current portion	528	598
Total liabilities	15,026	21,630

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 2,280,407 and 907,187 shares issued and outstanding at December 31, 2016 and 2015, respectively	22	9
Additional paid-in capital	222,513	210,760
Accumulated deficit	(211,300)	(196,537)
Total stockholders’ equity	11,235	14,232
Total liabilities and stockholders’ equity	$26,261	$35,862

The accompanying notes are an integral part of these consolidated financial statements.

Amedica Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016 (as restated)	2015
Product revenue	$15,226	$19,453
Costs of revenue	3,777	6,250
Gross profit	11,449	13,203
Operating expenses:
Research and development	6,345	6,387
General and administrative	6,292	6,436
Sales and marketing	10,347	12,421
Total operating expenses	22,984	25,244
Loss from operations	(11,535)	(12,041)
Other income (expenses):
Interest expense	(4,511)	(4,339)
Gain (loss) on extinguishment of debt	(661)	2,171
Change in fair value of derivative liabilities	2,476	(7,605)
Loss on extinguishment of derivative liabilities	-	(1,263)
Offering costs	(571)	(821)
Other income (expense)	39	(14)
Total other expense, net	(3,228)	(11,871)
Net loss before income taxes	(14,763)	(23,912)
Provision for income taxes	-	-
Net loss	(14,763)	(23,912)
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible series A preferred stock	(6,278)	-
Net loss attributable to common stockholders	$(21,041)	$(23,912)
Net loss per share attributable to common stockholders:
Basic and diluted	$(13.63)	$(66.05)
Weighted average common shares outstanding:
Basic and diluted	1,543,735	362,021

The accompanying notes are an integral part of these consolidated financial statements.

Amedica Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

							Total
	Convertible				Additional		Stockholders
	Preferred Stock		Common Stock		Paid-In	Accumulate	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2014	-	$-	146,409	$1	$179,411	$(172,505)	$6,907
Issuance of common stock upon cashless exercise of warrants	-	-	212,237	2	11,587	-	11,589
Issuance of common stock with offering	-	-	72,908	1	130	-	131
Issuance of common stock upon exercise of warrants, net of issuance costs	-	-	467,320	5	15,867	-	15,872
Issuance of common stock upon conversion of notes payable	-	-	2,072	-	377	-	377
Stock-based compensation	-	-	6,241	-	985	(120)	865
Reclassification of warrant derivative liability to equity	-	-	-	-	2,403	-	2,403
Net loss	-	-	-	-	-	(23,912)	(23,912)
Balance at December 31, 2015	-	-	907,187	9	210,760	(196,537)	14,232
Issuance of common stock upon cashless exercise of warrants	-	-	44,700	-	-	-	-
Issuance of common stock and warrants with offering, net of issuance costs (as restated)	-	-	438,167	4	2,536	-	2,540
Issuance of convertible preferred stock and warrants with offering, net of issuance costs (as restated)	7,392	-	-	-	3,622		3,622
Accretion of convertible preferred stock discount					6,278		6,278
Deemed dividend on convertible preferred stock					(6,278)		(6,278)
Preferred stock converted to common stock	(7,392)	-	616,000	6	(6)	-	-
Issuance of common stock upon exercise of warrants, net of issuance costs (as restated)			37,262	-	720	-	720
Beneficial conversion feature associated with issuance of convertible notes					1,138		1,138
Issuance of common stock upon conversion of notes payable	-	-	156,893	2	2,677	-	2,679
Issuance of common stock in connection with settlement of litigation	-	-	80,198	1	793	-	794
Stock-based compensation	-	-	-	-	273	-	273
Net loss						(14,763)	(14,763)
Balance at December 31, 2016 (as restated)	-	$-	2,280,407	$22	$222,513	$(211,300)	$11,235

The accompanying notes are an integral part of these consolidated financial statements.

Amedica Corporation

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended December 31,
	2016 (as restated)	2015
Cash flow from operating activities
Net loss	$(14,763)	$(23,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,435	1,652
Amortization of intangible assets	501	501
Amortization of lease incentive for tenant improvements	20	20
Impairment of property and equipment	852	-
Non cash interest expense	2,904	2,194
Non cash issuance of stock to settle litigation	794	-
(Gain) loss on extinguishment of debt	661	(2,171)
Stock based compensation	273	911
Change in fair value of derivative liabilities	(2,476)	7,605
Loss on extinguishment of derivative liabilities	(1)	1,263
(Gain) loss on disposal of equipment	(27)	(21)
Provision for inventory reserve	1,161	1,333
Bad debt expense	-	(27)
Offering costs	571	821
Changes in operating assets and liabilities:
Trade accounts receivable	1,040	(120)
Prepaid expenses and other current assets	(3)	(74)
Inventories	749	1,357
Accounts payable and accrued liabilities	(861)	(395)
Net cash used in operating activities	(7,170)	(9,063)
Cash flows from investing activities
Purchase of property and equipment	(671)	(695)
Proceeds from sale of property and equipment	54	37
Net cash used in investing activities	(617)	(658)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs ($300)	2,540	4,337
Proceeds from issuance of preferred stock, net of issuance costs ($371)	3,622	-
Proceeds from issuance of warrant derivative liability, net of issuance costs of ($571)	5,246	-
Proceeds from issuance of stock in connection with exercise of warrants, net of issuance costs	447	5,863
Payments on long-term debt	(6,630)	(2,949)
Debt extinguishment payments	(1,728)	(4,112)
Payments for capital lease	(13)	-
Deferred costs paid for debt	(267)	(60)
Purchase of treasury stock	-	(120)
Net cash provided by financing activities	3,217	2,959
Net increase (decrease) in cash and cash equivalents	(4,570)	(6,762)
Cash and cash equivalents at beginning of period	11,485	18,247
Cash and cash equivalents at end of period	6,915	11,485

Noncash investing and financing activities
Preferred stock converted to common stock	$6	$-
Derivative liability reduced with exercise of warrants	274	-
Reclassification of derivative liability	-	4,229
Capital lease for property and equipment	60
Notes payable and accrued interest converted to common stock	2,679	202
Debt exchange - Riverside	3,000	-
Debt discount for Riverside not - beneficial conversion feature (BCF) and
warrants	1,138	-
Common stock issued for cashless exercise of warrant derivative liabilities		19,772
Issuance of treasury stock upon conversion of RSUs to common stock		120
Derivative liabilities recorded as a debt discount		382
Deemed dividend on convertible preferred stock	$6,278	$-
Supplemental cash flow information
Cash paid for interest	1,606	2,379

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

For the years ended December 31, 2016 and 2015, the Company incurred a net loss of $14.8 million and $23.9 million, respectively, and used cash in operations of $7.2 million and $9.1 million, respectively. The Company had an accumulated deficit of $211.3 million and $196.5 million at December 31, 2016 and 2015, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

Reverse Stock Split

On January 25, 2016, the Company effected a 1 for 15 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted to reflect the reverse stock split .

On November 10, 2017, the Company effected a 1 for 12 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

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

Derivative Liabilities

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s consolidated statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes-Merton or Monte-Carlo valuation models depending on the complexity of the underlying instrument. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2016	2015
Common stock warrants	1,118,938	125,913
Common stock options	11,446	9,387
	1,130,384	135,300

2. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2016	2015
Raw materials	$761	$819
WIP	75	235
Finished goods	6,377	8,077
	$7,213	$9,131

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

	Fair Value Measurements at December 31, 2016 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$3,665	$3,665

	Fair Value Measurements at December 31, 2015 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$598	$598

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

		Preferred	Conversion	Total
	Common Stock	Stock	Feature of	Derivative
	Warrants	Warrants	Notes	Liability
Balance at December 31, 2014	$(11,358)	$-	$(2,612)	$(13,970)
Issuances of derivatives	(14,556)	-	--	(14,556)
Modification of terms	(382)	-	-	$(382)
Decrease in liability due to debt conversions	-	-	179	179
Decrease in liability due to warrants being exercised	20,335	-	-	20,335
Reclassification from liability to equity	2,403	-	-	2,403
Extinguishment of derivative liabilities	-	-	3,468	3,468
Change in fair value	2,960	-	(1,035)	1,925
Balance at December 31, 2015	$(598)	$-	$-	$(598)

Balance at December 31, 2015	(598)	-	-	(598)
Issuance of derivatives	(5,817)	-	-	(5,817)
Decrease in liability due to warrants being exercised	274	-	-	274
Change in fair value	2,476	-	-	2,476
Balance at December 31, 2016	$(3,665)	$-	$-	$(3,665)

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

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance. At December 31, 2016 and December 31, 2015, $528,000 and $598,000, respectively, of the derivative liability was calculated using the Black-Scholes-Merton valuation model. At December 31, 2016, $3.1 million was calculated using the Monte Carlo Simulation valuation model. Issuances of common stock warrants deemed to be derivative liabilities during the period were valued at $5,817 on the date of issuance using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model at December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Weighted-average risk free interest rate	0.92%	1.71%
Weighted-average expected life (in years)	2.5	3.7
Expected dividend yield	0%	0%
Weighted average expected volatility	136%	119%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at issuance (July 8. 2016) and December 31, 2016 were as follows:

	July 8, 2016	December 31, 2016
Weighted-average risk free interest rate	0.95%	1.47%
Weighted-average expected life (in years)	5.00	4.50
Expected dividend yield	0%	0%
Weighted average expected volatility	67.91%	65.48%

In addition, if anytime after the second anniversary of the issuance of the warrant, both: (1) the 30 day volume weighted average price of the Company’s stock exceeds $3.00; and (2) the average daily trading volume for such 30 day period exceeds $350,000, the Company may call this warrant for $0.01 per share. Because of the call provision, management believes the Monte Carlo Simulation valuation model provides a better estimate of fair value for the warrants issued during July 2016 than the Black-Scholes-Merton valuation model.

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

Magna Note

On April 2, 2015, we entered into an Amendment and Exchange Agreement (the “Amendment Agreement”) with Magna. The Amendment Agreement provides for the issuance by the Company to Magna of two new senior convertible notes, one with a maturity date in June 2016 and one with a maturity date in August 2016 (the “June Note”, the “August Note,” and collectively the “Exchange Convertible Notes”) in exchange for the Initial Convertible Note, the Additional Convertible Note and a warrant issued to Magna (“Magna Warrant”) to purchase 3,161 shares of the Company’s common stock at an exercise price of $837. The exchange resulted in the cancellation of the Initial Convertible Note, Additional Convertible Note and Magna Warrant.

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

During the year ended December 31, 2015, Magna converted a total of $202,000 of the principal amount of the Initial Convertible Note into 2,072 shares of common stock. The Company recorded a loss upon extinguishment of $79,000 during the year ended December 31, 2015 related to the conversion into shares of common stock.

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

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 8,333 shares of common stock of the Company at a fixed exercise price of $19.56 per share (the “First Exchange Warrant”) (the “Exchange”). All principal accrued under the Exchange Notes was convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $17.16 per share (the “Conversion Price”). The closing stock price on April 4, 2016, was $19.56 and a beneficial conversion feature of $245,000 was recorded to equity and as a debt discount. The warrant value of $106,000 was recorded to equity and as a debt discount.

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

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $24.24 and a beneficial conversion feature of $413,000 was recorded to equity and as a debt discount. Additionally, on April 27, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 8,333 shares of the Company’s common stock at a fixed exercise price of $19.92 per share. The warrant value of $107,000 was recorded to equity and as a debt discount. The closing stock price on April 27, 2016, was $19.92 and a beneficial conversion feature of $268,000 was recorded to equity and as a debt discount. Financing costs were $267,000 and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $244,000 at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

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

Outstanding long-term debt consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
		Unamortized			Unamortized
	Outstanding	Discount and Debt Issuance	Net Carrying	Outstanding	Discount and Debt Issuance	Net Carrying
	Principle	Costs	Amount	Principle	Costs	Amount
Hercules Term Loan	$7,421	$(409)	$7,012	$17,051	$(1,420)	$15,631
Magna Note	-	-	-	763	(29)	734
Total debt	7,421	(409)	7,012	17,814	(1,449)	16,365
Less: Current portion	(7,421)	409	(7,012)	(17,814)	1,449	(16,365)
Long-term debt	$-	$-	$-	$-	$-	$-

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

Subsequent to the secondary offering, all 7,392 shares of convertible preferred stock have been converted into 616,000 shares of common stock. Furthermore, the Company received $447,000 and issued 37,208 shares of common stock upon the exercise of certain warrants issued in the secondary offering.

September 2015 Offering

In September 2015, the Company entered into a Securities Purchase Agreement whereby it issued to certain investors 72,908 shares of common stock at a price of $68.64 per share for gross proceeds of $5.0 million before deducting placement agent fees and related offering expenses of $663,000. Pursuant to the terms of the Securities Purchase Agreement the company also issued to the investors 72,908 each of Series A warrants, Series B warrants and Series C warrants.

Shareholder approval was required for the issuance of the common shares underlying the Series B and Series C warrants. On November 3, 2015, the stockholders approved the proposal to allow the Company to issue the underlying shares upon exercise of the Series B and Series C warrants. In November 2015, the automatic exercise provision of the Series B warrants triggered and the Company received gross proceeds of $5.0 million and issued 277,016 shares of common stock in exchange for all 72,908 of the Series B warrants. Furthermore, pursuant to the terms of the warrant agreement, the number of Series A warrants increased by 277,016 to 349,924 and the exercise price of the Series A warrant was adjusted from $84.60 to $18.00. In December 2015, the Company amended the Series A and Series C warrants, whereby the exercise prices of the Series A and Series C warrants were fixed at $18.00 and the number of Series C warrants was fixed at 91,134. The Company received gross proceeds of $1.4 million and issued 80,247 shares of common stock upon exercise of 80,247 Series C warrants. The remaining 10,887 Series C warrants expired on December 30, 2015. Furthermore, pursuant to the terms of the warrant agreement, the number of Series A warrants increased by 80,247. During the year ended December 31, 2015, the Company issued 109,648 shares of common stock upon the cashless exercise of 327,057 Series A warrants. There were 103,114 outstanding Series A warrants at December 31, 2015 that terminate on December 11, 2020. The Company paid $585,000 in offering costs in connection with the proceeds received from the exercise of the Series B and C warrants.

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

The Company entered into a placement agent agreement in connection with the September 2015 Offering. As part of the placement agent agreement, the Company issued a warrant to the placement agent to purchase 3,645 shares of common stock at an exercise price of $84.60. The warrant was determined to be a liability at issuance and the estimated fair value of $157,000 was included in offering costs.

During the year ended December 31, 2016 44,699 shares of common stock were issued upon the cashless exercise of 94,780 Series A warrants issued in September 2015 and 54 shares of common stock were issued upon warrants exercised for cash.

Other Issuances

During the year ended December 31, 2015, the Company issued 1,500 shares of common stock to a service provider as consideration for services to be rendered under a consulting agreement. Furthermore, 4,741 shares of common stock were issued upon the conversion of restricted stock units into common stock, of which 1,149 shares of common stock were withheld to satisfy the employees’ tax withholding obligations associated with the conversion of the restricted stock units into common stock. The withheld shares were included in treasury stock at a total value of $120,000, which was based on the market price of the common stock on the date the shares were issued. During June 2015, these treasury shares were issued upon the conversion of restricted stock units into common stock. Additionally, during the year ended December 31, 2015, 17 shares of common stock were issued upon the exercise of other warrants.

On April 1, 2016, Hampshire MedTech Partners II, GP (“Hampshire GP”) filed suit against the Company in the Travis County, Texas 200th Judicial District Court relating to a Warrant to Purchase Shares of Common Stock issued to Hampshire MedTech Partners II, LP (“Hampshire LP”) on November 6, 2014 (the “Warrant”). Hampshire GP alleged that as a result of a subsequent financing the Company breached the anti-dilution provision of the Warrant by failing to increase the number of shares subject to the Warrant as well as failing to reduce the exercise price of the Warrant. In November 2016, the Company and Hampshire GP settled the lawsuit through the execution of a Settlement Agreement and Release. Pursuant to the terms of settlement, the Company issued 80,198 shares of common stock with a fair value of $794,000 and the pre-existing warrants held by Hampshire GP were cancelled. The value of the shares issued were recognized as loss on settlement in the consolidated statements of operations.

156,893 shares of common stock were issued related to the Riverside Debt discussed in Note 7.

9. Stock-Based Compensation

Option and Equity Plans

In May 2016, the stockholders of the Company approved common shares issuable under the 2012 Employee, Director and Consultant Equity Incentive Plan (the “2012 Plan”) of 95,202 shares. The total number of shares available for grant under the 2012 Plan at December 31, 2016 was 75,600.

Stock Options

A summary of the Company’s stock option activity for the years ended December 31, 2016 and 2015 is as follows:

		December 31, 2016
		Weighted-Average	Weighted-Average Remaining Contractual Life
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding at December 31, 2015	9,364	$498.60
Granted	3,280	$16.44
Exercised
Forfeited
Expired	(1,198)	$495.96
Outstanding at December 31, 2016	11,446	$367.08	8.2	$-
Exercisable at December 31, 2016	8,996	$507.72	7.9	$-
Vested and expected to vest at December 31, 2016	11,446	$367.08	8.7	$-

		December 31, 2015
		Weighted-Average	Weighted-Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
Outstanding at December 31, 2014	7,691	$923.40
Granted	9,641	158.40
Exercised	-	-
Forfeited	(5,871)	493.20
Expired	(2,097)	763.80
Outstanding at December 31, 2015	9,364	$498.60	7.7	$-
Exercisable at December 31, 2015	3,740	$997.20	5.5	$-
Vested and expected to vest at December 31, 2015	9,166	$505.80	7.7	$-

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

Restricted Stock Award

During the year ended December 31, 2015, the Company issued1,500 Restricted stock awards (“RSA”) with a weighted average grant date fair value of $57.60 per share. Such shares vested in 2015 and the Company recorded $87,000 of stock-based compensation for RSAs during the year ended December 31, 2015.

There was not RSA activity during the year ended December 31, 2016.

Stock-Based Awards Granted to Nonemployees

The Company from time to time grants options to purchase common stock or restricted stock to non-employees for services rendered and records expense ratably over the vesting period of each award. The Company estimates the fair value of the stock options using the Black-Scholes valuation model at each reporting date. No stock options were granted to non-employees during the year ended December 31, 2015. The Company granted 1,500 RSAs to non-employees and recorded stock-based compensation expense of $87,000 during the year ended December 31, 2015. The Company did not grant any RSA’s or stock options to non-employees in 2016. Total non-employee options were 897 number of shares with a total expense of $6,795 in 2016. These amounts are included in the tables above.

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

Unrecognized stock-based compensation at December 31, 2016 and 2015 were as follows (in thousands):

	As of December 31, 2016
		Weighted
		Average
		Remaining
	Unrecognized Stock-Based	Period of Recognition
	Compensation	(in years)
Stock options	$256	1.13

	As of December 31, 2015
		Weighted
		Average
		Remaining
	Unrecognized Stock-Based	Period of Recognition
	Compensation	(in years)
Stock options	$484	1.9

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax expense:

	Year Ended December 31,
	2016	2015
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefits	(3.4)%	(2.3)%
Research and development credits	(0.0)%	1.5%
Equity related expenses	(1.8)%	10.7%
Change in valuation allowance	40.1%	25.10%
Other	0.10%	0.00%
Total income tax expense	0.00%	0.00%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$61,279	$56,679
Depreciation	474	37
Federal R&D Credit	2,222	2,222
Other	7,107	6,308
Total deferred tax assets	71,082	65,246

Deferred tax liabilities:
Amortization of intangibles	(697)	(807)
Total deferred tax liabilities	(697)	(807)
Net deferred tax asset	70,385	64,439
Less valuation allowance	(70,519)	(64,573)
Net deferred tax liabilities	$(134)	$(134)

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

13. Restatement to Previously Issued Consolidated Balance Sheet and Related Statements of Operations, Stockholders’ Equity and Cash Flows

The requirement to restate the Company’s condensed consolidated balance sheet as of September 30, 2016, and related statements of operations and comprehensive loss and cash flows for the periods ended September 30, 2016, and the consolidated balance sheet as of December 31, 2016, and related statements of operations and cash flows for the year ended December 31, 2016 is due to the following:

●	Failure to record a one-time, non-cash $3.8 million charge attributable to the deemed dividend related to the accretion of a discount on Series A convertible preferred stock upon conversion into the Company’s common stock, which occurred in July 2016 and was included in the restated condensed consolidated financial statements issued on April 19, 2017 (referred to as “Restatement #1 – Accretion of a Discount” in the table below).

●	Failure to record a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 that were previously recorded as equity (referred to as “Restatement #2 – Warrant Liability” in the table below).

The impact of this change as of and for the three and nine months periods ended September 30, 2016 is as follows (in thousands, except share and per share data):

	Three months ended September 30, 2016
	As Previously Reported	Restatement #1 - Accretion of a Discount	As Restated After Restatement #1	Restatement #2 - Warrant Liability	As Restated After Restatement #1 and #2
Total other expense, net	$(1,131)	$-	$(1,131)	$(849)	$(1,980)
Total net loss/comprehensive loss	(4,338)	-	(4,338)	(849)	(5,187)
Deemed dividend related to beneficial conversion feature and accretion of a discount a Series A Preferred Stock	(2,499)	(3,779)	(6,278)	-	(6,278)
Net loss attributable to common stockholders	$(6,837)	$(3,779)	$(10,616)	$(849)	$(11,465)
Net loss per share attributable to common stockholders: Basic and diluted	$(3.56)	$(1.97)	$(5.53)	$(0.44)	$(5.97)
Weighted average common shares outstanding: Basic and diluted	1,920,745	-	1,920,745	-	1,920,745

Common stock, $0.01 par value	$22	$-	$22		$22
Additional paid-in capital	226,630	-	226,630	(4,973)	221,657
Accumulated deficit	(209,327)	-	(209,327)	(849)	(210,176)
Total stockholders' equity	$17,325	$-	$17,325	$(5,822)	$11,503

Derivative liabilities, current portion	$-	$-	$-	$5,822	$5,822

	Nine months ended September 30, 2016
	As Previously Reported	Restatement #1 - Accretion of a Discount	As Restated After Restatement #1	Restatement #2 - Warrant Liability	As Restated After Restatement #1 and #2
Total other expense, net	$(4,598)		$(4,598)	$(849)	$(5,447)
Total net loss/comprehensive loss	(12,790)		(12,790)	(849)	(13,639)
Deemed dividend related to beneficial conversion feature and accretion of a discount a Series A Preferred Stock	(2,499)	(3,779)	(6,278)	-	(6,278)
Net loss attributable to common stockholders	$(15,289)	$(3,779)	$(19,068)	$(849)	$(19,917)
Net loss per share attributable to common stockholders: Basic and diluted	$(11.68)	$(2.88)	$(14.56)	$(0.65)	$(15.21)
Weighted average common shares outstanding: Basic and diluted	1,309,286		1,309,286		1,309,286

Common stock, $0.01 par value	$22	$-	$22		$22
Additional paid-in capital	226,630	-	226,630	(4,973)	221,657
Accumulated deficit	(209,327)	-	(209,327)	(849)	(210,176)
Total stockholders' equity	$17,325	$-	$17,325	$(5,822)	$11,503

Derivative liabilities, current portion	$-	$-	$-	$5,822	$5,822

The impact of this change as of and for the year ended December 31, 2016 is as follows (in thousands, except share and per share data):

	Year ended December 31, 2016
	As Previously Reported	Restatement #2 - Warrant Liability	As Restated After Restatement #1 and #2
Total other expense, net	$(5,063)	$1,835	$(3,228)
Total net loss/comprehensive loss	(16,598)	1,835	(14,763)
Deemed dividend related to beneficial conversion feature and accretion of a discount a Series A Preferred Stock	(6,278)	-	(6,278)
Net loss attributable to common stockholders	$(22,876)	$1,835	$(21,041)
Net loss per share attributable to common stockholders: Basic and diluted	$(14.82)	$1.19	$(13.63)
Weighted average common shares outstanding: Basic and diluted	1,543,735	-	1,543,735

Common stock, $0.01 par value	$22		$22
Additional paid-in capital	227,486	(4,973)	222,513
Accumulated deficit	(213,135)	1,835	(211,300)
Total stockholders' equity	$14,373	$(3,138)	$11,235

Derivative liabilities, current portion	$-	$3,137	$3,137

For the nine months ended September 30, 2016, and for the twelve months ended December 31, 2016, the condensed consolidated statement of cash flows changed from that which was previously reported as follows: A $571,000 positive addback for offering costs was recorded to offset a $571,000 increase to net loss, with no net cash impact on cash flows from operating activities. In addition, the allocation of proceeds among common stock, preferred stock and derivative liability changed, with no net cash flow impact on cash flows from financing activities.

14. Subsequent Events

In January 2017, the Company completed a secondary offering in which the Company sold 741,667 shares of common stock and warrants to purchase 333,750 shares of common stock for $6.12 per unit (each unit consisting of 1/12th share of common stock and 0.04 common stock warrants). The Company received approximately $4.1 million in net proceeds from the offering after deducting underwriting expenses, commission and other offering expenses. The warrants became exercisable on the closing date and expire on the five-year anniversary of the closing date and have an initial exercise price per share equal to $6.60 per share, subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s Common Stock.

In connection with the January 2017 secondary offering of shares of common stock and warrants, on February 24, 2017, the underwriter in the offering exercised its option to purchase additional warrants to purchase 30,000 shares of common stock.

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

On July 28, 2017, the Company closed on a $2.5 million term loan (the Loan”) with North Stadium Investments, LLC, a company owned and controlled by the Company’s Chief Executive Officer, Chairman of the Board, and Principal Financial Officer. The Loan bears interest at the rate of 10% per annum, requires the Company to make monthly interest payments for a period of 12 months, starting September 5, 2017, with principal and any unpaid interest being due and payable 12 months from the effective date of July 28, 2017, and is secured by substantially all of the assets of the Company, junior to the already existing security interest in such assets held by Hercules Capital, Inc. In connection with the Loan the Company also issued to North Stadium Investments a warrant to acquire up to 55,000 common shares with a purchase price set at $5.04 per share and a 5 year term.

