Form 10-Q/A
period 2017-03-31
AMEDICA Corp
filed 2017-12-29
CIK 1269026

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

3,022,073 shares of common stock, $0.01 par value, were outstanding at December 29, 2017

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2017, amends the Form 10-Q that was originally filed with the U.S. Securities and Exchange Commission on October 31, 2017 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct the condensed consolidated balance sheet as of March 31, 2017 and the statements of operations and cash flows for the period ended March 31, 2017, to include a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 and the issuance of 333,750 common stock warrants during January 2017 that were previously recorded as equity. Based on the Company’s reassessment of relevant accounting guidance, the effect of this adjustment resulted in a decrease to a non-cash other expense, an increase in a derivative liability and a decrease to additional paid-in capital. In addition, on November 10, 2017, the Company effected a 1 for 12 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these condensed consolidated financial statements have been adjusted retroactively to reflect the reverse stock split. The following financial statements and disclosures were impacted from the correction and reverse stock split:

●	Updated the Condensed Consolidated Balance Sheet as of March 31, 2017, and the related statements of operations and cash flows for the period then ended.
●	Updated Note 1 – Reverse Stock Split to explain the 1 for 12 reverse common stock split.
●	Updated Note 5 – Fair Value Measurements for the derivative liability from the issuance of warrants and the related assumptions used in valuing the derivative.
●	Updated Note 7 – Debt for adjustments to common stock and common stock warrant numbers adjusted for the reverse stock split.
●	Updated Note 8 – Equity for adjustments to common stock and common stack warrant numbers adjusted for the reverse stock split.
●	Updated Note 9 – Stock Based Compensation for adjustments to common stock and common stock option numbers adjusted for the reverse stock split.
●	Added Note 12 – Restatement of Condensed Consolidated Balance Sheet and related Statement of Operations and Cash Flows.
●	Additionally, we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

In addition to the above financial statement and related disclosure corrections outlined, corresponding adjustments have been made related to the Reverse Stock Split, and corresponding adjustments to Item 2: Management’s discussion and analysis of financial condition and results of operations have also been made. Except as described above, no other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date, or modify or update those disclosures that may be affected by subsequent events, except for the reverse common stock split mentioned above. As such, this form 10-Q/A should be read in conjunction with the original filing.

Amedica Corporation

Part I. Financial Information

Item 1. Financial Statements

Amedica Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2017 (As Restated)	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,944	$6,915
Trade accounts receivable, net of allowance of $22 and $22, respectively	1,702	1,620
Prepaid expenses and other current assets	192	239
Inventories, net	1,425	7,213
Total current assets	10,263	15,987
Inventories, net	5,548	-
Property and equipment, net	1,019	889
Intangible assets, net	3,053	3,187
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$26,081	$26,261

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$587	$658
Accrued liabilities	2,836	3,183
Debt	5,482	7,012
Derivative liabilities, current portion	2,179	3,137
Total current liabilities	11,084	13,990
Deferred rent	286	319
Other long-term liabilities	283	189
Derivative liabilities, net of current portion	517	528
Total liabilities	12,170	15,026

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; no shares issued and outstanding.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 3,022,073 and 2,280,407 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	30	22
Additional paid-in capital	225,432	222,513
Accumulated deficit	(211,551)	(211,300)
Total stockholders’ equity	13,911	11,235
Total liabilities and stockholders’ equity	$26,081	$26,261

The condensed consolidated balance sheet as of December 31, 2016, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017 (As Restated)	2016
Product revenue	$2,629	$4,173
Costs of revenue	661	893
Gross profit	1,968	3,280
Operating expenses:
Research and development	1,016	1,608
General and administrative	1,112	1,562
Sales and marketing	1,642	2,594
Total operating expenses	3,770	5,764
Loss from operations	(1,802)	(2,484)
Other income (expenses):
Interest expense	(360)	(900)
Change in fair value of derivative liabilities	1,780	(11)
Offering costs	(131)	-
Other income	1	7
Total other income (expense), net	1,290	(904)
Net loss before income taxes	(512)	(3,388)
Provision for income taxes	-	-
Net loss	$(512)	$(3,388)
Net loss per share
Basic and diluted	$(0.18)	$(3.63)
Weighted average common shares outstanding:
Basic and diluted	2,826,469	932,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2017 (As Restated)	2016
Cash flow from operating activities
Net loss	$(512)	$(3,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	162	389
Amortization of intangible assets	134	125
Amortization of lease incentive for tenant improvements	5	5
Non-cash interest expense	224	405
Stock based compensation	60	88
Change in fair value of derivative liabilities	(1,780)	6
Gain on disposal of equipment	-	(4)
Provision for inventory reserve	150	373
Offering costs	131	-
Changes in operating assets and liabilities:
Trade accounts receivable	(82)	813
Prepaid expenses and other current assets	47	(476)
Inventories	90	263
Accounts payable and accrued liabilities	(462)	(64)
Net cash used in operating activities	(1,833)	(1,465)
Cash flows from investing activities
Purchase of property and equipment	(292)	(259)
Proceeds from sale of property and equipment	-	16
Net cash used in investing activities	(292)	(243)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,128	-
Proceeds from issuance of warrant derivative liability	679	-
Payments on Debt	(1,653)	(1,834)
Net cash provided by (used in) financing activities	2,154	(1,834)
Net increase (decrease) in cash and cash equivalents	29	(3,542)
Cash and cash equivalents at beginning of period	6,915	11,485
Cash and cash equivalents at end of period	$6,944	$7,943

Supplemental cash flow information
Cash paid for interest	$136	$507

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include all assets and liabilities of the Company and its wholly-owned subsidiary, US Spine. All material intercompany transactions and balances have been eliminated in consolidation. SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016, filed with the SEC on December 26, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K/A for the year ended December 31, 2016.

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

For the three months ended March 31, 2017 and 2016, the Company incurred net losses of $0.5 million and $3.4 million, respectively, and used cash in operations of $1.8 million and $1.5 million, respectively. The Company had an accumulated deficit of $211.6 million and $211.3 million as of March 31, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016.

New Accounting Pronouncement, Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this guidance eliminate the requirement to calculate the implied fair value of goodwill used to measure goodwill impairment charge (Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The impact of this guidance for the Company will depend on the outcomes of future goodwill impairment tests.

In August 2016, the FASB updated accounting guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Under existing U.S. GAAP, there is no specific guidance on the eight cash flow classification issues aforementioned. These updates are effective for the Company for its annual period beginning January 1, 2019, and interim periods therein, with early adoption permitted. The guidance in this standard is not expected to have a material impact on the financial statements of the Company.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are primarily comprised of warrants for the purchase of common stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities, shares of common stock, totaling approximately 1.5 million and 66,667 as of March 31, 2017 and 2016, respectively.

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

	Fair Value Measurements as of March 31, 2017
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$2,696	$2,696

	Fair Value Measurements as of December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$3,665	$3,665

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2017 and 2016.

	Common Stock Warrants	Convertible Notes	Total Derivative Liability
Balance at December 31, 2015	$(598)	$-	$(598)
Issuances of derivatives	-	-	-
Decrease in liability due to warrants being exercised	-	-	-
Change in fair value	(6)	-	(6)
Balance at March 31, 2016	$(604)	$-	$(604)

Balance at December 31, 2016	$(3,665)	$-	$(3,665)
Issuances of derivatives	(810)	-	(810)
Decrease in liability due to warrants being exercised	-	-	-
Change in fair value	1,780	-	1,780
Other, net	(1)	-	(1)
Balance at March 31, 2017	$(2,696)	$-	$(2,696)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance. At March 31, 2017 and December 31, 2016, $517,000 and $528,000, respectively, of the derivative liability was calculated using the Black-Scholes-Merton valuation model. At March 31, 2017 and December 31, 2016, $2.2 million and $3.1 million of the derivative liability was calculated using the Monte Carlo Simulation valuation model. Issuances of common stock warrants deemed to be derivative liabilities during the three months ended March 31, 2017, were valued at $810,000 on the date of issuance using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Weighted-average risk free interest rate	1.64%	0.92%
Weighted-average expected life (in years)	2.0	2.5
Expected dividend yield	-%	-%
Weighted-average expected volatility	125%	136%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at issuance (January 24, 2017) and March 31, 2017 were as follows:

	January 24, 2017	March 31, 2017
Weighted-average risk free interest rate	1.94%	1.72 – 1.93%
Weighted-average expected life (in years)	5.00	4.25 – 4.81
Expected dividend yield	-%	-%
Weighted average expected volatility	65.60%	64.78%

In addition, if at anytime after the second anniversary of the issuance of the warrant, both: (1) the 30 day volume weighted average price of the Company’s stock exceeds $3.00; and (2) the average daily trading volume for such 30 day period exceeds $350,000, the Company may call this warrant for $0.01 per share. Because of the call provisions, management believes the Monte Carlo Simulation valuation model provides a better estimate of fair value for the warrants, issued during July 2016 and January 2017, than the Black-Scholes-Merton valuation model.

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

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 8,333 shares of common stock of the Company at a fixed exercise price of $19.44 per share (the “First Exchange Warrant”) (the “Exchange”). All principal accrued under the Exchange Notes was convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $17.16 per share (the “Conversion Price”). The closing stock price on April 4, 2016, was $19.56 and a beneficial conversion feature of $245,000 was recorded to equity and as a debt discount. The warrant value of $106,000 was recorded to equity and as a debt discount.

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

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $24.24 and a beneficial conversion feature of $412,000 was recorded to equity and as a debt discount. Additionally, on April 27, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 8,333 shares of the Company’s common stock at a fixed exercise price of $19.92 per share. The warrant value of $107,000 was recorded to equity and as a debt discount. The closing stock price on April 27, 2016, was $19.92 and a beneficial conversion feature of $268,000 was recorded to equity and as a debt discount. Financing costs were $267,000 and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $244,000 at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

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

8. Equity

During the three months ended March 31, 2017, the Company completed a secondary offering in which the Company sold 741,667 shares of common stock and warrants to purchase 333,750 shares of common stock for $6.12 per unit (each unit consisting of 1/12th share of common stock and 0.04 common stock warrants). The Company received approximately $3.9 million in proceeds, with $3.1 million, net of issuance costs of $0.6 million, allocated to the common stock and $0.8 million allocated to the warrants.  The $0.8 million allocated to warrants were recorded as a derivative liability. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed approximately $0.1 million of issuance costs. The warrants became exercisable on the closing date, expire on the five-year anniversary of the closing date, and have an initial exercise price per share equal to $6.60 per share, subject to adjustments for events of recapitalization, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.

On February 24, 2017, the underwriter in the 2017 secondary offering exercised its option to purchase additional warrants for 30,000 shares of the Company’s common stock.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended March 31, 2017 is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2016	11,446	$367.08	8.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(14)	4,638.60	-	-
As of March 31, 2017	11,432	361.92	8.0	-
Exercisable as of March 31, 2017	9,678	480.72	7.7	-
Expected to vest as of March 31, 2017	11,432	361.92	7.9	-

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

Three Months Ended
March 31, 2016
Weighted-average risk-free interest rate	1.86%
Weighted-average expected life (in years)	6.30
Expected dividend yield	-%
Weighted-average expected volatility	65.00%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is allocated as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$5	$4
Research and development	26	29
General and administrative	23	38
Selling and marketing	6	15
Capitalized into inventory	-	2
	$60	$88

Unrecognized stock-based compensation as of March 31, 2017 is as follows (in thousands):

Weighted
Average
	Unrecognized	Remaining Period
	Stock-Based	of Recognition
	Compensation	(in years)
Stock options	$198	0.95

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

12. Restatement of Condensed Consolidated Balance Sheet and Related Statements of Operations and Cash Flows

The requirement to restate the Company’s condensed consolidated balance sheet as of March 31, 2017 and the related statements of operations and cash flows for the three month period ended March 31, 2017 is due to the failure to record a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 and issuance of 333,750 common stock warrants during January 2017 that were previously recorded as equity. The impact of this change for the three month period ended March 31, 2017 is as follows (in thousands, except share and per share data):

	Three months ended March 31, 2017
	As Previously Reported	As Restated
Total other income (expense), net	$(348)	$1,290
Total net loss	(2,150)	(512)
Deemed dividend related to beneficial conversion feature and accretion of a discount on Series A Preferred Stock	-	-
Net loss attributable to common stockholders	$(2,150)	$(512)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.06)	$(0.18)
Weighted average common shares outstanding: Basic and diluted	2,826,469	2,826,469
Common stock, $0.01 par value	$30	$30
Additional paid-in capital	231,345	225,432
Accumulated deficit	(215,285)	(211,511)
Total stockholders’ equity	$16,090	$13,911
Derivative liabilities, current portion	$-	$2,179

For the three months ended March 31, 2017, the condensed consolidated statement of cash flows changed from that which was previously reported as follows: An approximate $131,000 positive addback for offering costs was recorded to offset an approximate $131,000 increase to net loss, with no net cash impact on cash flows from operating activities. In addition, the allocation of proceeds among common stock, preferred stock and derivative liability changed, with no net cash flow impact on cash flows from financing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2016 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K/A for the year ended December 31, 2016, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2016, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q/A.

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

RESULTS OF OPERATIONS - UNAUDITED

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Product revenue	$2,629	$4,173	$(1,544)	-37%
Cost of revenue	661	893	(232)	-26%
Gross profit	1,968	3,280	(1,312)	-40%
Gross profit %	75%	79%	-4%	-5%

Operating expenses:
Research and development	1,016	1,608	(592)	-37%
General and administrative	1,112	1,562	(450)	-29%
Sales and marketing	1,642	2,594	(952)	-37%
Total operating expenses	3,770	5,764	(1,994)	-35%
Loss from operations	(1,802)	(2,484)	682	27%
Other income (expense), net	1,290	(904)	2,194	243%
Net loss before taxes	(512)	(3,388)	2,876	85%
Provision for income taxes	-	-	-	-
Net loss	$(512)	$(3,388)	$2,876	85%

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

Other Expense, Net

For the three months ended March 31, 2017, other expense decreased $2.2 million, or 242%, as compared to the same period in 2016. This decrease was primarily due to a $0.5 million decrease in interest expense and the $1.8 million decrease in derivative liabilities due to the July 2016 and January 2017 issue of warrants.

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

For the three months ended March 31, 2017 and 2016, the Company incurred net losses of $0.5 million and $3.4 million, respectively, and used cash in operations of $1.8 million and $1.5 million, respectively. The Company had an accumulated deficit of $212 million and $211 million at March 31, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

Net Cash Used in Operating Activities

Net cash used in operating activities increased $0.4 million to $1.8 million during the three months ended March 31, 2017, as compared to $1.5 million for the same period in 2016. Offset by the decrease in the net loss and related non-cash add backs to the net loss, the increase in cash used in operating activities during 2017 was primarily due to changes in the movement of working capital items during the three months ended March 31, 2017 as compared to the same period in 2016 as follows: a $0.9 million change in trade accounts receivable, a $0.5 million change in prepaid and other current assets, a $0.2 change in the provision for obsolete inventory reserve and a $0.4 million change in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $0.05 million to $0.3 million during the three months ended March 31, 2017, compared to $0.25 million for the same period in 2016. The increase in cash used in investing activities during 2017 was due to a net increase of $0.05 million in purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash from financing activities was $2.2 million during the three months ended March 31, 2017, compared to a negative $1.8 million during the same period in 2016. The $4.0 million increase in 2017 was primarily attributable to the $3.8 million in net proceeds received from a common stock offering and the issuance of warrants, and a $0.2 million decrease in principal payments on long-term debt.

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

In addition, pursuant to the terms and conditions of the Exchange Agreement, the Company and Riverside had the option to exchange an additional $2.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of up to $2.0 million and an additional warrant to purchase 8,333 shares of common stock (the “Second Exchange Warrant”). The Exchange Agreement also provided that if the volume-weighted average price of our common stock was less than the Conversion Price, the Company would issue up to an additional 12,500 shares of common stock (the “True-Up Shares”) to Riverside, which was subsequently reduced to 11,677 shares of common stock.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2016. There have been no material changes to those policies during the three months ended March 31, 2016. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

AMEDICA CORPORATION

Date: December 29, 2017	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer)

