Form 10-Q/A
period 2017-06-30
AMEDICA Corp
filed 2017-12-29
CIK 1269026

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2017, amends the Form 10-Q that was originally filed with the U.S. Securities and Exchange Commission on October 31, 2017 (the “Original Filing”). The sole purpose of this Amendment No. 1 is to correct the condensed consolidated balance sheet as of June30, 2017 and the statements of operations and cash flows for the period ended June 30, 2017, to include a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 and the issuance of 333,750 common stock warrants during January 2017 that were previously recorded as equity. Based on the Company’s reassessment of relevant accounting guidance, the effect of this adjustment resulted in a decrease to a non-cash other expense, an increase in a derivative liability and a decrease to additional paid-in capital. In addition, on November 10, 2017, the Company effected a 1 for 12 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these condensed consolidated financial statements have been adjusted retroactively to reflect the reverse stock split. The following financial statements and disclosures were impacted from the correction and reverse stock split:

●	Updated the Condensed Consolidated Balance Sheet as of June 30, 2017, and the related statements of operations and cash flows for the period then ended.
●	Updated Note 1 – Reverse Stock Split to explain the 1 for 12 reverse common stock split.
●	Updated Note 5 – Fair Value Measurements for the derivative liability from the issuance of warrants and the related assumptions used in valuing the derivative.
●	Updated Note 7 – Debt for adjustments to common stock and common stock warrant numbers adjusted for the reverse stock split.
●	Updated Note 8 – Equity for adjustments to common stock and common stack warrant numbers adjusted for the reverse stock split.
●	Updated Note 9 – Stock Based Compensation for adjustments to common stock and common stock option numbers adjusted for the reverse stock split.
●	Added Note 12 – Restatement of Condensed Consolidated Balance Sheet and related Statement of Operations and Cash Flows.
●	Additionally, we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

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

Amedica Corporation

Part I. Financial Information

Item 1. Financial Statements

Amedica Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2017 (As Restated)	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,460	$6,915
Trade accounts receivable, net of allowance of $22 and $22, respectively	1,974	1,620
Prepaid expenses and other current assets	354	239
Inventories, net	1,409	7,213
Total current assets	7,197	15,987
Inventories, net	5,234	-
Property and equipment, net	1,102	889
Intangible assets, net	2,919	3,187
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$22,650	$26,261

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,358	$658
Accrued liabilities	2,235	3,183
Debt	3,967	7,012
Derivative liabilities, current portion	1,776	3,137
Total current liabilities	9,336	13,990
Deferred rent	250	319
Other long-term liabilities	280	189
Derivative liabilities, net of current portion	517	528
Total liabilities	10,383	15,025

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; no shares issued and outstanding.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 3,022,073 and 2,280,407 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	30	22
Additional paid-in capital	225,491	222,513
Accumulated deficit	(213,254)	(211,300)
Total stockholders' equity	12,267	11,235
Total liabilities and stockholders' equity	$22,650	$26,261

The condensed consolidated balance sheet as of December 31, 2016, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (As Restated)	2016	2017 (As Restated)	2016
Product revenue	$3,208	$4,023	$5,837	$8,196
Costs of revenue	722	1,017	1,383	1,910
Gross profit	2,486	3,006	4,454	6,286
Operating expenses:
Research and development	1,342	1,553	2,358	3,161
General and administrative	1,084	1,360	2,196	2,922
Sales and marketing	1,784	2,594	3,426	5,188
Total operating expenses	4,210	5,507	7,980	11,271
Loss from operations	(1,724)	(2,501)	(3,526)	(4,985)
Other income (expenses):
Interest expense	(378)	(2,353)	(738)	(3,253)
Loss on extinguishment of debt	-	(244)	-	(244)
Change in fair value of derivative liabilities	403	35	2,182	24
Offering costs	-		(131)
Other income (expense)	(4)	(1)	(2)	6
Total other income (expense), net	21	(2,563)	1,311	(3,467)
Net loss before income taxes	(1703)	(5,064)	(2,215)	(8,452)
Provision for income taxes	-	-	-	-
Net loss	$(1,703)	$(5,064)	$(2,215)	$(8,452)
Net loss per share
Basic and diluted	$(0.56)	$(4.76)	$(0.76)	$(8.46)
Weighted average common shares outstanding:
Basic and diluted	3,022,073	1,063,485	2,918,240	998,489

The accompanying notes are an integral part of these condensed consolidated financial statements

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2017 (As Restated)	2016
Cash flow from operating activities
Net loss	$(2,215)	$(8,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	293	772
Amortization of intangible assets	268	250
Amortization of lease incentive for tenant improvements	10	10
Non-cash interest expense	519	2,365
Loss on extinguishment of debt	-	244
Stock based compensation	119	145
Change in fair value of derivative liabilities	(2,183)	(24)
(Gain) loss on disposal of equipment	2	(7)
Provision for inventory reserve	400	696
Offering costs	131	-
Changes in operating assets and liabilities:
Trade accounts receivable	(354)	711
Prepaid expenses and other current assets	(115)	(219)
Inventories	170	296
Accounts payable and accrued liabilities	(475)	834
Net cash used in operating activities	(3,430)	(2,379)
Cash flows from investing activities
Purchase of property and equipment	(508)	(350)
Proceeds from sale of property and equipment	-	23
Net cash used in investing activities	(508)	(327)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,128	1
Proceeds from issuance of warrant derivative liability	679	-
Payments on long-term debt	(3,324)	(3,424)
Issuance costs paid for debt	-	(198)
Payments for capital lease	-	(3)
Net cash provided by (used in) financing activities	483	(3,624)
Net decrease in cash and cash equivalents	(3,455)	(6,330)
Cash and cash equivalents at beginning of period	6,915	11,485
Cash and cash equivalents at end of period	$3,460	$5,155

Non-cash investing and financing activities
Deferred financing costs included in accounts payable and accrued liabilities	$-	$69
Debt converted to common stock	-	2,480
Capital lease for property and equipment	-	60
Supplemental cash-flow information
Cash paid for interest	$219	$938

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

For the six months ended June 30, 2017 and 2016, the Company incurred net losses of $2.2 million and $8.5 million, respectively, and used cash in operations of $3.6 million and $2.4 million, respectively. The Company had an accumulated deficit of $213 million and $211 million as of June 30, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are primarily comprised of warrants for the purchase of common stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities, shares of common stock, totaling approximately 1.5 million and 0.1 million as of June 30, 2017 and 2016, respectively.

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

	Fair Value Measurements as of June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$2,293	$2,293

	Fair Value Measurements as of December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$3,665	$3,665

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2017 and 2016.

	Common Stock Warrants	Convertible Notes	Total Derivative Liability
Balance at December 31, 2015	$(598)	$-	$(598)
Issuances of derivatives	-	-	-
Decrease in liability due to warrants being exercised	-	-	-
Change in fair value	24	-	24
Balance at June 30, 2016	$(574)	$-	$(574)

Balance at December 31, 2016	$(3,665)	$-	$(3,665)
Issuances of derivatives	(810)	-	(810)
Decrease in liability due to warrants being exercised	-	-	-
Change in fair value	2,182	-	2,182
Balance at June 30, 2017	$(2,293)	$-	$(2,293)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance. At June 30, 2017 and December 31, 2016, $517,000 and $528,000, respectively, of the derivative liability was calculated using the Black-Scholes-Merton valuation model. At June 30, 2017 and December 31, 2016, $1.8 million and $3.1 million of the derivative liability was calculated using the Monte Carlo Simulation valuation model. Issuances of common stock warrants deemed to be derivative liabilities during January 2017 were valued at $810,000 on the date of issuance using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Weighted-average risk free interest rate	1.64%	0.92%
Weighted-average expected life (in years)	1.8	2.5
Expected dividend yield	-%	-%
Weighted-average expected volatility	123%	136%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at issuance (January 24, 2017) and June 30, 2017 were as follows:

	January 24	June 30, 2017
Weighted-average risk free interest rate	1.94%	1.72 - 1.89%
Weighted-average expected life (in years)	5.00	4.00 - 4.56
Expected dividend yield	-%	-%
Weighted average expected volatility	65.60%	63.57 - 63.91%

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

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the six months ended June 30, 2017, is as follows:

		June 30, 2017
			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2016	11,446	$367.08	8.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(47)	9,184.80	-	-
As of June 30, 2017	11,399	$331.92	7.7	-
Exercisable as of June 30, 2017	9,678	$429.24	7.5	-
Expected to vest as of June 30, 2017	11,399	$331.92	7.7	-

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

12. Restatement of Condensed Consolidated Balance Sheet and Related Statements of Operations and Cash Flows

The requirement to restate the Company’s condensed consolidated balance sheet as of June 30, 2017 and the related statements of operations and cash flows for the three and six month periods ended June 30, 2017 is due to the failure to record a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 and the issuance of 333,750 common stock warrants during January 2017 that were previously recorded as equity. The impact of this change for the three and six months periods ended June 30, 2017 is as follows (in thousands, except share and per share data):

	Three months ended June 30, 2017
	As Previously Reported	As Restated
Total other income (expense), net	$(382)	$21
Total net loss	(2,106)	(1,703)
Deemed dividend related to beneficial conversion feature and accretion of a discount on Series A Preferred Stock	-	-
Net loss attributable to common stockholders	$(2,106)	$(1,703)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.06)	$(0.56)
Weighted average common shares outstanding: Basic and diluted	3,022,073	3,022,073
Common stock, $0.01 par value	$30	$30
Additional paid-in capital	231,404	225,491
Accumulated deficit	(217,391)	(213,254)
Total stockholders’ equity	$14,043	$22,650
Derivative liabilities, current portion	$-	$1,776

	Six months ended June 30, 2017
	As Previously Reported	As Restated
Total other income (expense), net	$(730)	$1,311
Total net loss	(4,256)	(2,215)
Deemed dividend related to beneficial conversion feature and accretion of a discount on Series A Preferred Stock	-	-
Net loss attributable to common stockholders	$(4,256)	$(2,215)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.12)	$(0.76)
Weighted average common shares outstanding: Basic and diluted	2,918,240	2,918,240
Common stock, $0.01 par value	$30	$30
Additional paid-in capital	231,404	225,491
Accumulated deficit	(217,391)	(213,254)
Total stockholders’ equity	$14,043	$12,267
Derivative liabilities, current portion	$-	$1,776

For the six months ended June 30, 2017, the condensed consolidated statement of cash flows changed from that which was previously reported as follows: An approximate $131,000 positive addback for offering costs was recorded to offset an approximate $131,000 increase to net loss, with no net cash impact on cash flows from operating activities. In addition, the allocation of proceeds among common stock, preferred stock and derivative liability changed, with no net cash flow impact on cash flows from financing activities.

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

RESULTS OF OPERATIONS - UNAUDITED

The following is a tabular presentation of our condensed consolidated operating results for the six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Product revenue	$3,208	$4,023	$(815)	-20%	$5,837	$8,196	$(2,359)	-29%
Cost of revenue	722	1,017	(295)	-29%	1,383	1,910	(527)	-28%
Gross profit	2,486	3,006	(520)	-17%	4,454	6,286	(1,832)	-29%
Gross profit %	77%	75%		3%	77%	77%		-%

Operating expenses:
Research and development	1,342	1,553	(211)	-14%	2,358	3,161	(803)	-25%
General and administrative	1,084	1,360	(276)	-20%	2,196	2,922	(726)	-25%
Sales and marketing	1,784	2,594	(810)	-31%	3,426	5,188	(1,762)	-34%
Total operating expenses	4,210	5,507	(1,297)	-24%	7,980	11,271	(3,291)	-29%
Loss from operations	(1,724)	(2,501)	777	31%	(3,526)	(4,985)	1,459	29%
Other income (expense), net	21	(2,563)	2,584	101%	1,311	(3,467)	4,778	138%
Net loss before taxes	(1,703)	(5,064)	3,361	66%	(2,215)	(8,452)	6,237	74%
Provision for income taxes	-	-	-	-%	-	-	-	-%
Net loss	$(1,703)	$(5,064)	$3,361	66%	$(2,215)	$(8,452)	$6,237	74%

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

Other (Expense), Net

For the three months ended June 30, 2017, other expense decreased $2.6 million, or 101%, as compared to the same period in 2016. This decrease was primarily due to a $2.0 million decrease in interest expense and the $0.4 million decrease in warrant liability expense due to the July 2016 and January 2017 issue of warrants.

For the six months ended June 30, 2017, other expense decreased $4.8 million, or 138%, as compared to the same period in 2016. This decrease was primarily due to a $2.5 million decrease in interest expense and the $2.2 million decrease in warrant liability expense due to the July 2016 and January 2017 issue of warrants.

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

For the six months ended June 30, 2017 and 2016, the Company incurred net losses of $2.2 million and $8.5 million, respectively, and used cash in operations of $3.4 million and $2.4 million, respectively. The Company had an accumulated deficit of $213 million and $211 million as of June 30, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

Net Cash Used in Financing Activities

Net cash from financing activities was $0.5 million during the six months ended June 30, 2017, compared to a negative $ 3.6 million for the same period in 2016. The $4.1 million increase in 2017 was primarily attributable to the $3.8 million in net proceeds received from a common stock offering and the issuance of warrants.

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

