Form 10-Q/A
period 2017-09-30
AMEDICA Corp
filed 2017-12-29
CIK 1269026

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A for the quarter ended September 30, 2017, amends the Form 10-Q/A that was originally filed with the U.S. Securities and Exchange Commission on November 14, 2017 (the “Original Filing”). The sole purpose of this Amendment No. 2 is to correct the condensed consolidated balance sheet as of September 30, 2017 and the statements of operations and cash flows for the periods ended September 30, 2017, to include a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 and the issuance of 333,750 common stock warrants during January 2017 that were previously recorded as equity. Based on the Company’s reassessment of relevant accounting guidance, the effect of this adjustment resulted in a decrease to a non-cash other expense, an increase in a derivative liability and a decrease to additional paid-in capital. In addition, on November 10, 2017, the Company effected a 1 for 12 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these condensed consolidated financial statements have been adjusted retroactively to reflect the reverse stock split. The following financial statements and disclosures were impacted from the correction and reverse stock split:

●	Updated the Condensed Consolidated Balance Sheet as of September 30, 2017, and the related statements of operations and cash flows for the periods then ended.
●	Updated Note 1 – Reverse Stock Split to explain the 1 for 12 reverse common stock split.
●	Updated Note 5 – Fair Value Measurements for the derivative liability from the issuance of warrants and the related assumptions used in valuing the derivative.
●	Updated Note 7 – Debt for adjustments to common stock and common stock warrant numbers adjusted for the reverse stock split.
●	Updated Note 8 – Equity for adjustments to common stock and common stack warrant numbers adjusted for the reverse stock split.
●	Updated Note 9 – Stock Based Compensation for adjustments to common stock and common stock option numbers adjusted for the reverse stock split.
●	Added Note 11 – Restatement of Condensed Consolidated Balance Sheet and related Statement of Operations and Cash Flows.
●	Additionally, we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

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

Amedica Corporation

Part I. Financial Information

Item 1. Financial Statements

Amedica Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2017 (As Restated)	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,816	$6,915
Trade accounts receivable, net of allowance of $22 and $22, respectively	1,587	1,620
Prepaid expenses and other current assets	176	239
Inventories, net	1,733	7,213
Total current assets	6,312	15,987
Inventories, net	3,933	-
Property and equipment, net	1,372	889
Intangible assets, net	2,785	3,187
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$20,600	$26,261

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,159	$658
Accrued liabilities	2,356	3,183
Debt	4,614	7,012
Derivative liabilities, current portion	1,031	3,137
Total current liabilities	9,160	13,990
Deferred rent	215	319
Other long-term liabilities	278	189
Derivative liabilities, net of current portion	506	528
Total liabilities	10,160	15,026

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; no shares issued and outstanding.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 3,022,073 and 2,280,407 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	30	22
Additional paid-in capital	225,733	222,513
Accumulated deficit	(215,323)	(211,300)
Total stockholders’ equity	10,440	11,235
Total liabilities and stockholders’ equity	$20,600	$26,261

The condensed consolidated balance sheet as of December 31, 2016, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (As Restated)	2016	2017 (As Restated)	2016
Product revenue	$2,956	$3,378	$8,793	$11,574
Costs of revenue	1,408	765	2,791	2,675
Gross profit	1,548	2,613	6,002	8,899
Operating expenses:
Research and development	1,433	1,582	3,790	4,743
General and administrative	1,092	1,912	3,288	4,834
Sales and marketing	1,579	2,326	5,005	7,514
Total operating expenses	4,104	5,820	12,083	17,091
Loss from operations	(2,556)	(3,207)	(6,081)	(8,192)
Other income (expenses):
Interest expense	(270)	(745)	(1,008)	(3,998)
Loss on extinguishment of debt	-	(417)	-	(661)
Change in fair value of derivative liabilities	756	(252)	2,938	(228)
Offering costs	-	(571)	(131)	(571)
Other income	1	5	(2)	11
Total other income (expense), net	487	(1,980)	1,797	(5,447)
Net loss before income taxes	(2,069)	(5,187)	(4,284)	(13,639)
Provision for income taxes	-	-	-	-
Net loss	$(2,069)	$(5,187)	$(4,284)	$(13,639)
Deemed dividend related to beneficial conversion feature and accretion of a discount on Series A Preferred Stock	-	(6,278)	-	(6,278)
Net loss attributable to common stockholders	$(2,069)	$(11,465)	$(4,284)	$(19,917)
Net loss per share
Basic and diluted	$(0.68)	$(5.97)	$(1.47)	$(15.21)
Weighted average common shares outstanding:
Basic and diluted	3,022,073	1,920,745	2,918,240	1,309,286

The accompanying notes are an integral part of these condensed consolidated financial statements

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2017 (As Restated)	2016
Cash flow from operating activities
Net loss	$(4,284)	$(13,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	432	1,123
Amortization of intangible assets	402	375
Amortization of lease incentive for tenant improvements	15	15
Non-cash interest expense	675	1,778
Loss on extinguishment of debt	-	661
Stock based compensation	173	197
Change in fair value of derivative liabilities	(2,938)	228
Loss (gain) on disposal of equipment	2	(13)
Provision for inventory reserve	1,300	861
Offering costs	131	571
Changes in operating assets and liabilities:
Trade accounts receivable	33	1,390
Prepaid expenses and other current assets	63	(138)
Inventories	246	428
Accounts payable and accrued liabilities	(646)	906
Net cash used in operating activities	(4,396)	(5,257)
Cash flows from investing activities
Purchase of property and equipment	(917)	(427)
Proceeds from sale of property and equipment	-	30
Net cash used in investing activities	(917)	(397)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	3,128	2,540
Proceeds from issuance of preferred stock, net of issuance costs	-	3,622
Proceeds from issuance of warrant derivative liability, net of issuance costs of	679	5,246
Proceeds from the exercise of warrants	-	448
Proceeds from issuance of debt	2,500	-
Payments on debt	(5,043)	(5,071)
Issuance costs paid for debt	(50)	(267)
Debt extinguishment payments	-	(1,728)
Payments for capital lease	-	(8)
Net cash provided by financing activities	1,214	4,782
Net decrease in cash and cash equivalents	(4,099)	(872)
Cash and cash equivalents at beginning of period	6,915	11,485
Cash and cash equivalents at end of period	$2,816	$10,613

Non-cash investing and financing activities
Deemed dividend related to beneficial conversion feature of preferred convertible stock and accretion of a discount	$-	$6,278
Debt converted to common stock	-	2,480
Capital lease for property and equipment	-	60
Derivative liability reduced with exercise of warrants	-	274
Debt discount from warrants issued with debt	189	-
Supplemental cash-flow information
Cash paid for interest	$333	$1,330

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

For the nine months ended September 30, 2017 and 2016, the Company incurred net losses of $4.3 million and $13.6 million, respectively, and used cash in operations of $4.4 million and $5.3 million, respectively. The Company had an accumulated deficit of $215 million and $211 million as of September 30, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

	Fair Value Measurements as of September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,537	$1,537

	Fair Value Measurements as of December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$3,665	$3,665

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2017 and 2016.

	Common Stock Warrants	Convertible Notes	Total Derivative Liability
Balance at December 31, 2015	$(598)	$-	$(598)
Issuances of derivatives	(5,817)	-	(5,817)
Decrease in liability due to warrants being exercised	273	-	273
Change in fair value	(228)	-	(228)
Balance at September 30, 2016	$(6,370)	$-	$(6,370)

Balance at December 31, 2016	$(3,665)	$-	$(3,665)
Issuances of derivatives	(810)	-	(810)
Decrease in liability due to warrants being exercised	-	-	-
Change in fair value	2,938	-	2,938
Balance at September 30, 2017	$(1,537)	$-	$(1,537)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance. At September 30, 2017 and December 31, 2016, $506,000 and $528,000, respectively, of the derivative liability was calculated using the Black-Scholes-Merton valuation model. At September 30, 2017 and December 31, 2016, $1.0 million and $3.1 million of the derivative liability was calculated using the Monte Carlo Simulation valuation model. Issuances of common stock warrants deemed to be derivative liabilities during January 2017 were valued at $810,000 on the date of issuance using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Weighted-average risk free interest rate	1.6%	0.9%
Weighted-average expected life (in years)	2.7	2.5
Expected dividend yield	-%	-%
Weighted-average expected volatility	120.0%	136.0%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at issuance (January 24, 2017) and September 30, 2017 were as follows:

	January 24, 2017	September 30, 2017
Weighted-average risk free interest rate	1.94%	1,77 – 1.89%
Weighted-average expected life (in years)	5.0	3.75 – 4.53
Expected dividend yield	-%	-%
Weighted-average expected volatility	65.60%	62.60 – 62.63%

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

8. Equity

During the nine months ended September 30, 2017, the Company completed a secondary offering in which the Company sold 741,667 shares of common stock and warrants to purchase 333,750 shares of common stock for $0.04 per unit (each unit consisting of 1/12th share of common stock and 0.04 common stock warrants). The Company received approximately $3.9 million in proceeds, with $3.1 million, net of issuance costs of $0.6 million, allocated  to the common stock and $0.8 million allocated to the warrants.  The $0.8 million allocated to warrants were recorded as a derivative liability. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed approximately $0.1 million of issuance costs. The warrants became exercisable on the closing date, expire on the five-year anniversary of the closing date, and have an initial exercise price per share equal to $6.60 per share, subject to adjustments for events of recapitalization, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.

On February 24, 2017, the underwriter in the 2017 secondary offering exercised its option to purchase additional warrants for 30,000 shares of the Company’s common stock.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the nine months ended September 30, 2017, is as follows:

		September 30, 2017
	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2016	11,446	$367.08	8.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(47)	9,187.80	-	-
As of September 30, 2017	11,399	$331.92	7.3	-
Exercisable as of September 30, 2017	11,025	$405.60	7.3	-
Expected to vest as of September 30, 2017	11,399	$331.92	7.3	-

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

11. Restatement of Condensed Consolidated Balance Sheet and Related Statements of Operations and Cash Flows

The requirement to restate the Company’s condensed consolidated balance sheet as of September 30, 2017 and the related statements of operations and cash flows for the three and nine month periods ended September 30, 2017 is due to the failure to record a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 and the issuance of 333,750 common stock warrants during January 2017 that were previously recorded as equity. The impact of this change for the three and nine month periods ended September 30, 2017 is as follows (in thousands, except share and per share data):

	Three months ended September 30, 2017
	As Previously Reported	As Restated
Total other income (expense), net	$(259)	$487
Total net loss	(2,815)	(2,069)
Deemed dividend related to beneficial conversion feature and accretion of a discount on Series A Preferred Stock	-	-
Net loss attributable to common stockholders	$(2,815)	$(2,069)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.93)	$(0.68)
Weighted average common shares outstanding: Basic and diluted	3,022,073	3,022,073
Common stock, $0.01 par value	$30	$30
Additional paid-in capital	231,647	225,733
Accumulated deficit	(220,206)	(215,323)
Total stockholders’ equity	$11,471	$10,440
Derivative liabilities, current portion	$-	$1,031

	Nine months ended September 30, 2017
	As Previously Reported	As Restated
Total other expense, net	$(989)	$1,797
Total net loss	(7,070)	(4,284)
Deemed dividend related to beneficial conversion feature and accretion of a discount on Series A Preferred Stock	-	-
Net loss attributable to common stockholders	$(7,070)	$(4,284)
Net loss per share attributable to common stockholders: Basic and diluted	$(2,42)	$(1.47)
Weighted average common shares outstanding: Basic and diluted	2,918,240	2,918,240
Common stock, $0.01 par value	$30	$30
Additional paid-in capital	231,647	225,733
Accumulated deficit	(220,206)	(215,323)
Total stockholders’ equity	$11,471	$10,440
Derivative liabilities, current portion	$-	$1,031

For the nine months ended September 30, 2017, the condensed consolidated statement of cash flows changed from that which was previously reported as follows: An approximate $131,000 positive addback for offering costs was recorded to offset an approximate $131,000 increase to net loss, with no net cash impact on cash flows from operating activities. In addition, the allocation of proceeds among common stock, preferred stock and derivative liability changed, with no net cash flow impact on cash flows from financing activities.

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

RESULTS OF OPERATIONS - UNAUDITED

The following is a tabular presentation of our condensed consolidated operating results for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Product revenue	$2,956	$3,378	$(422)	-12%	$8,793	$11,574	$(2,781)	-24%
Cost of revenue	1,408	765	643	84%	2,791	2,675	116	4%
Gross profit	1,548	2,613	(1,065)	-41%	6,002	8,899	(2,897)	-33%
Gross profit %	52%	77%		10%	68%	77%		-9%

Operating expenses:
Research and development	1,433	1,582	(149)	-9%	3,790	4,743	(953)	-20%
General and administrative	1,092	1,912	(820)	-43%	3,288	4,834	(1,546)	-32%
Sales and marketing	1,579	2,326	(747)	-32%	5,005	7,514	(2,509)	-33%
Total operating expenses	4,104	5,820	(1,716)	-29%	12,083	17,091	(5,008)	-29%
Loss from operations	(2,556)	(3,207)	651	20%	(6,081)	(8,192)	2,111	26%
Other income (expense), net	487	(1,980)	2,467	125%	1,797	(5,447)	7,244	133%
Net loss before taxes	(2,069)	(5,187)	3,118	60%	(4,284)	(13,639)	9,355	69%
Provision for income taxes	-	-	-	-%	-	-	-	-%
Net loss	$(2,069)	$(5,187)	$3,118	60%	$(4,284)	$(13,639)	$9,355	69%

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

Other (Expense), Net

For the three months ended September 30, 2017, other expense decreased $2.5 million, or 125%, as compared to the same period in 2016. This decrease was due to a $0.5 million decrease in interest expense, a $0.4 million decrease in expense due to the extinguishment of debt, a $0.6 decrease in offering costs and a $1.0 million decrease in the warrant liability expense due to the July 2016 and January 2017 issue of warrants.

For the nine months ended September 30, 2017, other expense decreased $7.2 million, or 133%, as compared to the same period in 2016. This decrease was primarily due to a $3.0 million decrease in interest expense, a $0.6 million decrease in expense due to the extinguishment of debt, a $0.4 million decrease in offering costs and a $3.2 million decrease in the warrant liability expense due to the July 2016 and January 2017 issue of warrants.

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

For the nine months ended September 30, 2017 and 2016, the Company incurred net losses of $4.3 million and $13.6 million, respectively, and used cash in operations of $4.4 million and $5.3 million, respectively. The Company had an accumulated deficit of $215 million and $211 million as of September 30, 2017 and December 31, 2016, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $0.9 million to $4.4 million during the nine months ended September 30, 2017, as compared to $5.3 million for the same period in 2016. Offset by the decrease in the net loss, and related non-cash add backs to the net loss, the increase in cash used in operating activities during 2017 was primarily due to changes in the movement of working capital items during the nine months ended September 30, 2017 as compared to the same period in 2016 as follows: a $1.4 million decrease in trade accounts receivable, a $0.2 increase in prepaid expenses and other current assets, a $0.2 decrease in inventories and a $1.6 million increase in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities increased $0.5 million to $0.9 million during the nine months ended September 30, 2017, compared to $0.4 million for the same period in 2016. The increase in cash used in investing activities during 2017 was due to increased purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash from financing activities was $1.2 million during the nine months ended September 30, 2017, compared to $4.8 million for the same period in 2016. The $3.6 million decrease in 2017 was primarily due to the decrease of $8.0 million in proceeds from offerings and exercise of warrants, which was offset by an increase of $2.5 million in proceeds from the issuance of debt and the $1.7 million decrease in debt extinguishment payments.

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

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 8,333 shares of our common stock at a fixed exercise price of $19.44 per share (the “First Exchange Warrant”) (the “Exchange”). All principal under the Exchange Notes is convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $17.16 per share (the “Conversion Price”).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2017. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q/A due to the material weaknesses described below.

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

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record a complex equity transaction which caused the restatement of our third quarter 2016 financial results as set forth in our Quarterly Report on Form 10-Q/A for the third quarter filing 2016. In addition, we failed to properly evaluate and test certain long-lived assets for impairment, which ultimately resulted in recognition of an impairment charge. These errors are a result of the following control deficiencies:

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

Notwithstanding the identified material weaknesses, the Company believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

