Form 10-K
period 2017-12-31
AMEDICA Corp
filed 2018-03-29
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $19,428,662.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 27, 2018 was 4,276,844.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. Amedica Corporation (“we”, “us”, “ourselves”) has tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly and annual results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully (including without limitation our ability to convince surgeons to use our products and our ability to attract and retain sales and other personnel), our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Overview

We are a materials company focused on developing, manufacturing and selling silicon nitride ceramics that are used in medical implants and in a variety of industrial devices. At present, we commercialize silicon nitride in the spine implant market. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields. We also believe that we are the first and only company to commercialize silicon nitride medical implants.

We have received 510(k) regulatory clearance in the United States, a CE mark in Europe, ANVISA approval in Brazil, and ARTG and Prostheses approvals in Australia for a number of our devices that are designed for spinal fusion surgery. To date, more than 33,000 of our silicon nitride devices have been implanted into patients, with a 10-year successful track record. In March 2018, we received clearance from the United States Food and Drug Administration, or FDA, to market a modified novel composite spinal fusion device that combines porous and solid silicon nitride, and is comparable to our commercially-available Valeo®C cervical implants.

We believe that silicon nitride has a superb combination of properties that make it ideally suited for human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers- all of which have practical limitations. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial infection, resistance to corrosion, superior strength and fracture resistance, and ease of diagnostic imaging, among other advantages.

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

In addition to silicon nitride, we also sell metal-based products in the United States that provide surgeons and hospitals with a complete package for spinal surgery. These metal products are designed to address spinal deformity and degenerative conditions. Although these metal products have accounted for approximately 53% and 48% of our product revenues for each of the years ended December 31, 2017 and 2016, respectively, we remain focused on developing and promoting silicon nitride, and driving its adoption through a scientifically-intense, data-driven strategy.

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

PEEK (polyetheretherketone)

We believe PEEK is the most frequently used biomaterial for interbody spinal devices and accounted for the majority of interbody spinal devices implanted in the United States in 2017. We believe PEEK has the following limitations:

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

Allograft Bone

We believe allograft bone was the second most frequently used biomaterial in interbody spinal fusion devices in the United States in 2017. We believe allograft bone has the following limitations:

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

Our Strategy

Our goal is to become a leading biomaterial company focused on using our silicon nitride technology platform to develop, manufacture and commercialize a broad range of medical devices. Key elements of our strategy to achieve this goal are the following:

●	Drive Further Adoption of our Silicon Nitride Interbody Spinal Fusion Devices. We believe that increasing the awareness of our silicon nitride technology by educating surgeons about its key benefits, and the design improvements to our silicon nitride products and related instruments will accelerate the adoption of our products and ultimately help improve patient outcomes. To drive further awareness of our products and the associated benefits offered by our silicon nitride technology, we will continue to educate surgeons through multiple channels, including industry conferences and meetings, media outlets and through our sales and marketing efforts.

●	Continue Establishing and Cultivating OEM and Private Label Partnerships. Because we believe silicon nitride is a superior platform and technology for application in the spine, total joint, dental, and extremities markets, we have established, and will seek to establish, additional partnerships with other medical device companies to replace their inferior materials and products with products manufactured from silicon nitride. For example, under an OEM arrangement, we would manufacture the company’s spinal fusion implant designs with silicon nitride and leverage their existing instrumentation, allowing the company to convert their existing line of spinal fusion devices with limited capital expenditures. Additionally, a private label arrangement would allow our partners to sell Amedica’s Valeo line of silicon nitride interbody spinal fusion devises under their own brand name. The private label agreements typically provide a quicker pathway to revenue as compared to the OEM arrangements.

●	Enhance our Commercial Infrastructure. We expect to increase the productivity of our sales and marketing team by continuing to engage experienced independent sales distributors with strong orthopedic surgeon relationships. For example, we have a sales agent agreement with a Brazilian medical device distributor to distribute our Valeo line of silicon nitride interbody implants. We may also establish distribution collaborations in the United States and abroad when access to large or well-established sales and marketing organizations may help us gain access to new markets, increase sales in our existing markets, or accelerate market penetration for selected products.

●	Develop Silicon Nitride for Total Joint Components. We are incorporating our silicon nitride technology into silicon nitride-coated metal components and solid silicon nitride components for use in total hip and knee replacement product candidates that we plan to develop in collaboration with a strategic partner. We are also working with the FDA to define the regulatory pathway required for development and commercialization of these components.

●	Apply our Silicon Nitride Technology Platform to Other OEM Opportunities. Our silicon nitride technology platform is adaptable and we believe it may be used to develop products to address other significant opportunities, such as in the dental, extremities, sports medicine, cardiovascular and trauma markets. We have manufactured prototypes of dental implants, extremities, sports medicine and trauma products, and have developed a process to coat metals with our silicon nitride to enhance current medical devices and instruments. We plan to collaborate with other companies to develop and commercialize future products in these areas.

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

Our current products are:

Valeo Interbody Fusion Devices	Generation
AL: Anterior Lumbar	1st and 2nd
PL: Posterior Lumbar	1st and 2nd
OL: Oblique Lumbar	1st and 2nd
TL: Transforaminal Lumbar	1st and 2nd
LL: Lateral Lumbar	2nd
C: Cervical	1st and 2nd
CORP: Corpectomy	1st
C+CSC (cleared in Australia and the EU but not the USA)	1st
C+CSC with Lumen	1st

In 2009, we received a CE Mark to commercialize the Valeo interbody spinal fusion devices made from our composite silicon nitride. The porous silicon nitride center of these devices is designed to facilitate bone growth into the device, which we believe will allow surgeons to reduce or eliminate the use of allograft bone and other osteoconductive biomaterials. We are currently marketing these devices in the Europe and Australia. Additionally, we conducted a prospective clinical trial in Europe, named CASCADE, comparing our Valeo composite silicon nitride interbody devices to PEEK interbody devices filled with autograft bone to obtain additional safety and efficacy data to support a 510(k) clearance in the United States. The CASCADE study enrolled 104 patients in a prospective clinical trial that independently scored fusion rates and clinical outcomes at 12 and 24 months follow-up. Neck Disability Index scores decreased similarly in both patient groups, consistent with clinical improvements reported in the literature. Importantly, the incidence of cervical spine fusion was statistically identical between study groups, and consistent with figures reported in other studies. In March 2018, the FDA cleared our 510(k) premarket application to commercialize a composite silicon nitride implant which we refer to as our Valeo C+CsC with Lumen Interbody Fusion Device. The Valeo C+CsC with Lumen Interbody Fusion Device is a composite spinal fusion implant that combines different densities of our proprietary medical grade silicon nitride ceramic. An outer shell of solid silicon nitride is manufactured around a porous core, called CsC (Cancellous structured Ceramic). The Valeo C+CsC device is already used in Europe, and the Valeo C+CsC with Lumen is the introduction of this porous technology in the US.

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

Our Total Hip and Knee Joint Replacement Product Candidates

Our Total Hip Implant Product Candidates

We have developed a femoral head that is made from our solid silicon nitride, which could be used for total hip replacement product candidates. This femoral head is expected to articulate against a cross-linked polyethylene liner fixed into a metal acetabular cup. Together with a strategic partner, we have initiated biomechanical testing of our solid silicon nitride femoral heads. The final results of this test will be released in 2018. If the tests indicate that silicon nitride femoral heads are superior in terms of wear performance, taper corrosion, strength and in vitro hydrothermal stability, we eventually intend to commercialize this product in cooperation with a strategic partner. However, clearance of these types of devices by the FDA will be required. Currently, the FDA has indicated that a limited one to two year clinical trial may be necessary to obtain clearance. If clearance is eventually obtained, we intend to commercially launch products for use in total hip replacement in 2020 or 2021.

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

Sales and Marketing

We market and sell our products to surgeons and hospitals through our established network of more than 50 independent sales distributors who are managed by our experienced in-house sales and marketing management team. Our sales efforts to-date have been in the United States and select markets in Europe and South America. To supplement our independent sales distributors, in select international markets, such as Europe, China, Japan, Australia, Latin America and Canada, we may also seek to establish collaborations with leading orthopedic companies where we believe that a large, well-established partner may provide better access to those markets. For example, we have entered into a distribution agreement with a Brazilian medical device distributor for distribution of our Valeo line of products in Brazil, are looking for an appropriate distribution partner in Australia, and we are working with strategic partners in China and Japan to gain approval of our products for commercialization in those countries. In addition, we may establish collaborations in the United States under circumstances where access to a larger sales and marketing organization may help to expand the market or accelerate penetration for selected products.

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

As of March 27, 2018, we had 58 issued U.S. patents, 5 pending U.S. patent applications, 1 pending PCT application, 6 granted foreign patents and 1 pending foreign patent applications. Our first issued patent expired in 2016, with the last of these patents expiring in 2034. The first core patents do not expire until 2022; these include US 6,881,229 and US 6,790,233.

We have fourteen U.S. patents and one pending U.S. patent application directed to articulating implants using our high-strength, high toughness doped silicon nitride solid ceramic. The issued patents, which include US 6,881,229; US 7,666,229; US 7,758,646; US 7,695,521; US 7,771,481; US 7,776,085; US 7,780,738; US 8,016,890; US 8,123,812; US 8,133,284, US 8,377,134; US 8,747,540; US 9,051,639; US 9,517,136; begin to expire in 2022. The pending U.S. patent application has been assigned serial no. 15/162,363 and a non-final Office action was issued January 25, 2018.

We also have six U.S. patents and five foreign patent (Switzerland, Germany, France, Greece and the Netherlands) related to our CSC technology that are directed to implants that have both a dense load-bearing, or cortical, component and a porous, or cancellous, component, together with a surface coating. These issued patents, which include US 6,790,233; US 6,846,327; US 7,695,521; US 8,133,284; US 8,747,408; US 9,649,197; and EP 1389978, begin to expire in 2022. EP 1389978 was registered in Switzerland, Germany, France, Greece and the Netherlands.

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

Healthcare Reform

The regulations we are subject to may change as result of legislative and regulatory healthcare reform.

Significant healthcare reform was enacted in 2010 when the Patient Protection and Affordable Care Act or the PPACA, was signed into law. State laws also were enacted to implement the PPACA. While a primary goal of these healthcare reform efforts was to expand coverage to more individuals, it also involved increased government price controls, additional regulatory mandates and other measures designed to constrain medical costs. The PPACA significantly impacts the medical device industry. Among other things, the PPACA:

●	imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, which began on January 1, 2013, but was suspended during 2016 and 2017 and has been suspended for 2018 and 2019;

●	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and

●	implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on January 2, 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, certain legislative changes to and regulatory changes under the PPACA have occurred in the 115th United States Congress and under the Trump Administration. For example, on December 22, 2017, President Trump signed a budget reconciliation act into law, which among other things, repealed the penalty for individuals who do not maintain minimum essential coverage, which was a central component of PPACA’s approach to expanding coverage. On January 9, 2018, President Trump signed the Bipartisan Budget Act of 2018, which, among other things, repealed the PPACA provision establishing an independent payment advisory board that would have submitted recommendations to reduce Medicare spending if projected Medicare spending exceeded a specified growth rate.

Additional legislative changes to and regulatory changes under the PPACA remain possible. We expect that other state and federal healthcare reform measures will be adopted in the future, any of which could reduce the number of patients with coverage or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

Employees

As of March 1, 2018, we had 33 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions.

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2017 and 2016 we incurred a net loss of $9.3 million and $14.8 million, respectively, and used cash in operations of $4.8 million and $7.2 million, respectively. We have an accumulated deficit of $220.6 million at December 31, 2017. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching additional products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to sell and market our current products and research and develop, and seek regulatory approvals for, our product candidates.

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

A small number of customers account for a substantial portion of our product revenues. Our customers are primarily hospitals and surgical centers. At December 31, 2017 and 2016, our largest customer, Bon Secours St. Mary’s Hospital, or St. Mary’s, had a receivable balance of approximately 12% and 16%, respectively, of our total trade accounts receivable. In addition, St. Mary’s accounted for 21 % and 18% of our product revenues for the years ended December 31, 2017 and 2016, respectively. Sales of our products to our customers, including St. Mary’s, are not based on long-term, committed-volume purchase contracts, and we may not continue to receive significant revenues from St. Mary’s or any customer. Because of our significant customer concentration, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, or less favorable terms with St. Mary’s or any of our other significant customers. A significant portion of St. Mary’s’ purchases have been of our non-silicon nitride products, so it may be able to purchase competitive similar products from others. A reduction or delay in orders from St. Mary’s or any of our other significant customers, or a delay or default in payment by any significant customer, could materially harm our business and results of operations.

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

Moreover, certain legislative changes to and regulatory changes under the PPACA have occurred in the 115th United States Congress and under the Trump Administration. For example, on December 22, 2017, President Trump signed a budget reconciliation act into law, which among other things, repealed the penalty for individuals who do not maintain minimum essential coverage, which was a central component of PPACA’s approach to expanding coverage. On January 9, 2018, President Trump signed the Bipartisan Budget Act of 2018, which, among other things, repealed the PPACA provision establishing an independent payment advisory board that would have submitted recommendations to reduce Medicare spending if projected Medicare spending exceeded a specified growth rate we cannot predict the ultimate content, timing or effect of any changes to the Health Care Reform Act or other federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2017 was $0.5 million. We require substantial future capital in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion procedures, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

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

If we do not adhere to the covenants set forth in the Exchange Notes, we will be in default of the Exchange Notes.

On January 3, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with MEF I, LP and Anson Investments Master Fund, LP (the “Assignees” and each an “Assignee”), Hercules Technology III, L.P. (“HT III”) and Hercules Capital, Inc. (“HC” and, together with HT III, “Hercules”), pursuant to which Hercules assigned to the Assignees all amounts remaining due under the Loan and Security Agreement, dated June 30, 2014, as amended, between the Company and Hercules (the “Loan and Security Agreement”) and (2) the note (the “Hercules Note”) between the Company and Hercules evidencing the amounts due under the Loan and Security Agreement. The total amount assigned by Hercules to the Assignees equals in the aggregate $2.2 million, which is secured by the same collateral underlying the Loan and Security Agreement.

On January 3, 2018, we entered into an exchange agreement (the “Exchange Agreement”) with the Assignees, pursuant to which the Company agreed to exchange (the “Exchange”) the Hercules Note held by the Assignees for senior secured convertible promissory notes each in the principal amount of $1.1 million for an aggregate principal amount of $2.3 million (the “Exchange Notes”).

The Exchange Notes contain certain covenants and other obligations to which we are required to adhere to while the Exchange Notes are outstanding. If we were to breach any of these covenants or obligations the Assignees could declare that an event of default has occurred under the Exchange Notes, and declare that the outstanding principal amount of the Exchange Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, immediately due and payable, in cash or in shares of common stock. Additionally, after the occurrence of any event of default, the interest rate on the Exchange Notes shall accrue at an additional interest rate equal to the lesser of two percent (2%) per month (twenty-four percent (24%) per annum) or the maximum rate permitted under applicable law. Any declaration of an event of default would significantly harm our business and prospects and could cause the price of our common stock to decline.

If we do not adhere to the covenants set forth in the Note, we will be in default of the Note.

On January 31, 2018, we entered into a securities purchase agreement (the “Purchase Agreement”) with L2 Capital LLC (“L2” or the “Holder”). Pursuant to the Purchase Agreement, the Company agreed to sell an original issue discount promissory note in the aggregate principal amount of up to $0.8 million (the “Note”) for an aggregate purchase price of up to $0.8 million (the “Consideration”) and warrants to purchase up to an aggregate of 68,257 shares of common stock of the Company (the “Warrants”).

The Note contains certain covenants and other obligations to which we are required to adhere to while the Note is outstanding. If we were to breach any of these covenants or obligations the Holder could declare that an event of default has occurred under the Note, and declare that the outstanding principal amount of the Note, plus accrued but unpaid interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, immediately due and payable, in cash or in shares of common stock. Additionally, after the occurrence of any event of default, the interest rate on the Note shall accrue at an additional interest rate equal to eighteen percent (18%) per annum or the maximum rate permitted under applicable law. Any declaration of an event of default would significantly harm our business and prospects and could cause the price of our common stock to decline.

Raising additional capital by issuing securities or through debt financings or licensing arrangements may cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Further, our current debt obligations to our current debt holders could also impair our ability to raise future capital through equity or debt transactions. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future

Our report from our independent registered public accounting firm for the year ended December 31, 2017 includes an explanatory paragraph stating that our recurring losses from operations raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We have identified material weaknesses in our internal control over financial reporting and such weaknesses have led to a conclusion that our disclosure controls and procedures were not effective as of December 31, 2017. Our ability to remediate these material weaknesses, our discovery of additional weaknesses, and our inability to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, have and could continue to adversely affect our results of operations, our stock price and investor confidence in our company.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. As disclosed in more detail under “Controls and Procedures” in Part II, Item 9A of this Report, management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective due to the material weaknesses described below.

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record a complex equity transaction which caused the restatements of our first, second and third quarter 2017 filings and annual 2016 filing. In addition, we failed to properly evaluate and test certain long-lived assets for impairment, which ultimately resulted in recognition of an impairment charge. These errors are a result of the following control deficiencies:

Control Environment and Risk Assessment – The Company did not have an effective control environment with the structure necessary for effective internal controls over financial reporting. Further, the Company did not have an effective risk assessment to identify and assess risks associated with changes to the Company’s structure and the impact on internal controls. The Company did not have appropriately qualified personnel to meet the Company’s control objectives. The Company does not have personnel with an appropriate level of US GAAP knowledge and experience to properly review and evaluate the work performed by other Company personnel and experts related to complex accounting matters.

Control Activities – The Company did not have control activities that were designed and operating effectively including management review controls, controls related to monitoring and assessing the work of consultants, and controls to verify the completeness and adequacy of information. Specifically, the Company did not have procedures for competent personnel to review work performed by experts in relation to complex debt and equity transactions and impairment valuations.

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

Our Chief Executive Officer and Principal Financial Officer continue with a review of our controls relating to complex accounting matters. Although our analysis is not complete, we have added additional resources with expertise in accounting for complex accounting matters including timely review and evaluation of assets for potential impairment. We are also considering redesigning controls to add additional layers of review and approval whenever entering into or subsequently converting, exercising, amending, repricing, exiting or otherwise experiencing changes in or to complex financial instruments.

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

An impairment charge could have a material adverse effect on our financial condition and results of operations

We are required to test acquired goodwill for impairment on an annual basis. Goodwill represents the excess of the amount paid over the fair value of the net assets at the date of the acquisition. We have chosen to complete our annual impairment reviews of goodwill at the end of each calendar year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. In addition, we are required to test our definite-lived intangible assets for impairment if events occur or circumstances change that would indicate the remaining net book value of the definite-lived intangible assets might not be recoverable. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in our market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of our business and other factors.

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

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Donald Trump signed into law sweeping tax reform, which overhauls individual, business and international taxes including, but not limited to:

●	Cutting the corporate federal statutory tax rate to 21%;

●	Limiting net interest expense deductions to 30% of adjusted taxable income; and

●	Limiting the net operating loss deduction to 80% of taxable income.

The reduction in tax rate will result in a reduction in the deferred tax assets. We have previously used the 35% federal statutory tax rate to calculate the value of those assets. Also, if we fail to generate significant taxable income, we may not be able to fully deduct the interest expense on our debt, which could result in us having to pay increased federal income taxes. We have also generated substantial taxable losses in the past and may continue to do so in the future. Although the treatment of tax losses generated before December 31, 2017 has not changed, tax losses generated in fiscal 2018 and beyond will only be able to offset 80% of taxable income, although the losses may be carried forward indefinitely. This could cause us to have to pay federal income taxes despite generating a loss for federal income tax purposes in the future. We continue to work with our tax advisors to determine the full impact that the new tax bill will have on our Company.

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

Among the provisions of the ACA of importance to our products and product candidates are:

●	imposes an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, which began on January 1, 2013, but was suspended during 2016 and 2017 and has been suspended for 2018 and 2019;

●	establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research; and

●	implements payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on January 2, 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, certain legislative changes to and regulatory changes under the PPACA have occurred in the 115th United States Congress and under the Trump Administration. For example, on December 22, 2017, President Trump signed a budget reconciliation act into law, which among other things, repealed the penalty for individuals who do not maintain minimum essential coverage, which was a central component of PPACA’s approach to expanding coverage. On January 9, 2018, President Trump signed the Bipartisan Budget Act of 2018, which, among other things, repealed the PPACA provision establishing an independent payment advisory board that would have submitted recommendations to reduce Medicare spending if projected Medicare spending exceeded a specified growth rate.

Additional legislative changes to and regulatory changes under the PPACA remain possible. We expect that other state and federal healthcare reform measures will be adopted in the future, any of which could reduce the number of patients with coverage or limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

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

We may take advantage of these exemptions until we are no longer an emerging growth company. Under the JOBS Act, we may be able to maintain emerging growth company status for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before the end of such five-year period or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately.

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

We could be delisted from Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital.

On January 2, 2018, the Company received a notification from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with Nasdaq Listing Rule 5620(a) due to its failure to hold an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year ended December 31, 2016. On February 16, 2018, we submitted a plan to regain compliance. Our plan was accepted by Nasdaq and we now have until June 29, 2018, to regain compliance. There can be no assurance that the Company will be able to regain compliance with Nasdaq requirements or will otherwise be in compliance with other Nasdaq listing criteria.

If we cease to be eligible to trade on the Nasdaq Capital Market:

●	We may have to pursue trading on a less recognized or accepted market, such as the OTC Bulletin Board or the “pink sheets.”

●	The trading price of our common stock could suffer, including an increased spread between the “bid” and “asked” prices quoted by market makers.

●	Shares of our common stock could be less liquid and marketable, thereby reducing the ability of stockholders to purchase or sell our shares as quickly and as inexpensively as they have done historically. If our stock is traded as a “penny stock,” transactions in our stock would be more difficult and cumbersome.

●	We may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to decline.

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

Our 54,000 square foot corporate office and manufacturing facilities are located in Salt Lake City, Utah. We occupy these facilities pursuant to a lease that expires in December 2019. Pursuant to the terms of the lease agreement, we may extend the lease for two additional periods of five years each. We believe that our existing facilities are adequate for our current and projected needs for the foreseeable future. The company is subleasing approximately 6,500 square feet to a third party through April of 2018 and approximately 5,354 square feet to another third party through December 2018.

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

Market Information

Our shares of common stock are currently quoted on The NASDAQ Capital Market under the symbol “AMDA”.

The following table sets forth the high and low sale prices of our common stock, as reported by NASDAQ Capital Markets for the periods indicated:

	2017
	High	Low
First Quarter	$8.87	$4.24
Second Quarter	$5.39	$3.15
Third Quarter	$5.24	$3.24
Fourth Quarter	$6.94	$2.89

	2016
	High	Low
First Quarter	$43.44	$13.92
Second Quarter	$33.60	$14.64
Third Quarter	$16.80	$7.20
Fourth Quarter	$13.08	$7.20

Prices listed are adjusted to reflect both the 1/25/16 reverse stock split and the 11/10/17 reverse stock split.

Holders of Record

As of March 27, 2018, we had approximately 376 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

We have received 510(k) regulatory clearance in the United States, a CE mark in Europe, and ANVISA approval in Brazil for a number of our devices that are designed for spinal fusion surgery. To date, more than 28,000 of our silicon nitride devices have been implanted into patients, with an 8-year successful track record. In December 2016, we re-filed an FDA 510(k) submission for clearance in the United States of a modified novel composite spinal fusion device that combines porous and solid silicon nitride and obviates the need for bone grafts that is comparable to our commercially-available Valeo®C cervical implants.

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

In addition to silicon nitride, we also sell metal-based products in the United States that provide surgeons and hospitals with a complete package for spinal surgery. These metal products are designed to address spinal deformity and degenerative conditions. Although these metal products have accounted for approximately 53% and 48% of our product revenues for the years ended December 31, 2017 and 2016, respectively, we remain focused on developing and promoting silicon nitride, and driving its adoption through a scientifically-intense, data-driven strategy.

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

Specific provisions for excess or obsolete inventory are also included in cost of revenue. In addition, we pay royalties attributable to the sale of specific products to some of our surgeon advisors that assisted us in the design, regulatory clearance or commercialization of a particular product. These payments are recorded as cost of revenue. In addition, during 2016 we incurred impairment charges relating to the ceramic equipment used to manufacture implants.

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

Sales and Marketing Expenses

Sales and marketing expenses consist of salaries, benefits and other related costs, including stock-based compensation, for personnel employed in sales, marketing, medical education and training. In addition, our sales and marketing expenses include commissions and bonuses, generally based on a percentage of sales, to our sales managers and independent sales distributors. We provide our products in kits or banks that consist of a range of device sizes and separate instruments sets necessary to perform the surgical procedure. We generally consign our instruments to our distributors or our hospital customers that purchase the device used in spinal fusion surgery. Our sales and marketing expenses include depreciation (and for 2016, impairment charges) of the surgical instruments.

We expect our commissions to increase in absolute terms over time but remain approximately the same or decrease as a percentage of product revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation for certain members of our executive team and other personnel employed in finance, legal, compliance, administrative, information technology, customer service, executive and human resource departments. General and administrative expenses also include other expenses not part of the other cost categories mentioned above, including facility expenses and professional fees for accounting and legal services. In addition, during 2016 we incurred impairment charges relating to leasehold improvements.

We expect our general and administrative expenses to remain stable or slightly decline as we continue to manage costs closely and look for opportunities to make improvements.

Reverse Stock Split

On November 10, 2017, the Company effected a 1 for 12 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in the accompanying consolidated financial statements prior to November 10, 2017 have been adjusted retroactively to reflect the reverse stock split.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Product revenue	$11,227	$15,226	$(3,999)	-26%
Costs of revenue	6,352	3,777	2,575	68%
Gross profit	4,876	11,449	(6,573)	-57%
Operating expenses:
Research and development	5,077	6,345	(1,268)	-20%
General and administrative	4,380	6,292	(1,912)	-30%
Sales and marketing	6,472	10,347	(3,875)	-37%
Total operating expenses	15,929	22,984	(7,055)	-31%
Loss from operations	(11,053)	(11,535)	482	4%
Other income (expense)	1,724	(3,228)	4,952	153%
Net loss before income taxes	(9,329)	(14,763)	5,434	37%
Provision for income taxes	-	-	-	N/A
Net loss	(9,329)	(14,763)	5,434	37%
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible series A preferred stock	-	(6,278)	(6,278)	N/A
Net loss attributable to common stockholders	$(9,329)	$(21,041)	$11,712	56%

Product Revenue

The following table sets forth our product revenue from sales of the indicated product category for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Silicon Nitride	$5,258	$7,896	$(2,638)	-33%
Non-Silicon Nitride	5,969	7,330	(1,361)	-19%
Total product revenue	$11,227	$15,226	$(3,999)	-26%

Total product revenue was $11.2 million in 2017 as compared to $15.2 million in 2016, a decrease of $4.0 million or 26%. This decline was due to silicon nitride sales decreasing by $2.6 million, or 33%, and non-silicon nitride sales decreasing by $1.4 million, or 19%, as compared to the same period in 2016. This decrease was primarily due to the loss of surgeons and the consequences from our restructuring, both of which occurred during the latter part of 2016.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Domestic	$11,088	$14,919	$(3,831)	-26%
International	139	307	(168)	-55%
Total product revenue	$11,227	$15,226	$(3,999)	-26%

International revenue decreased in 2017 as compared to 2016. This is due to our Brazilian distributor moving from building inventory during 2016 to maintaining inventory levels during the same period in 2017.

Costs of Revenue and Gross Profit

Our cost of revenue increased $2.6 million, or 68%, as compared to the same period in 2016 even though our sales decreased. The increase was primarily due to an increase in the provision for inventory reserve of $3.4 million. Gross profit decreased $6.6 million, or 57%, primarily due to the increase in the provision for inventory reserve.

Research and Development Expenses

Research and development expenses decreased $1.3 million, or 20%, as compared to the same period in 2016. This decrease was primarily due to a $0.8 million reduction in personnel related expenses related to the October 2016 reduction in force and a $0.5 million decrease in other misc. accounts.

General and Administrative Expenses

General and administrative expenses decreased $1.9 million, or 30%, as compared to the same period in 2016. This decrease was primarily due to a $0.9 million decrease in personnel related expenses related to the October 2016 reduction in force, a $1.0 million decrease in legal and patent expenses, a $0.1 million decrease in investor relations expenses and the Company’s efforts to reduce costs and $0.2 million reduction in impairment on leasehold improvements, offset by $0.3 million increase in accounting and consulting fees.

Sales and Marketing Expenses

Sales and marketing expenses decreased $3.9 million, or 37%, as compared to the same period in 2016. This decrease was primarily due to a $1.4 million decrease in commissions, a $0.6 million decrease in personnel related expenses related to the October 2016 reduction in force, a $1.2 million decrease in depreciation expense, a $0.5 million decrease in impairment of instrument sets and a $0.2 million decrease in other accounts.

Deemed Dividend

Deemed dividend in 2016 related to a beneficial conversion feature and accretion of discount on convertible preferred stock valued at $6.3 million in 2016, compared to none for 2017. A beneficial conversion amount was calculated in association with the 2016 issuance of certain convertible preferred stock and warrants that could convert to common stock at a discount below the trading price on the date of issuance. The preferred stock was converted to common stock during 2016. No such stock was issued or converted during 2017.

Other Income (Expense), Net

Other expenses decreased $5.0 million, or 153%, as compared to the same period in 2016. This decrease was primarily due to a $3.2 million decrease in interest expense, a $0.6 million increase on gain in fair value of derivative liabilities, a $0.4 million decrease in offering costs and a $0.7 million decrease in expense due to the extinguishment of debt.

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

For the years ended December 31, 2017 and 2016, we incurred a net loss of $9.3 million and $14.8 million, respectively, and used cash in operations of $4.7 million and $7.2 million, respectively. We had an accumulated deficit of $220.6 million and $211.3 million as of December 31, 2017 and 2016, respectively. To date, our operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that we will continue to generate operating losses in the foreseeable future and use cash in operations. Our continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when we can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

In 2016 we implemented certain cost saving measures, including workforce and office space reductions, and have continued to evaluate additional cost savings alternatives during 2017. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost saving measures an experienced and highly successful leader for the Sales and Marketing team was recruited and hired. This individual has subsequently hired additional experienced personnel in Sales and Market Development. We are actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and such the publication of such data would help sales efforts as we approach new prospects. We are also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants and the newly developed pedicle screw system (known as Taurus).

On July 28, 2017, we entered into a $2.5 million term loan with a related party. We have common stock that is publicly traded and have been able to successfully raise capital when needed since the date of our initial public offering. Subsequent to December 31, 2017, we were able to raise equity funding through the exercise of outstanding warrants (see Note 13). We are engaged in discussions with investment and banking firms to examine financing alternatives, including options for a public offering of our preferred or common stock.

Although we are seeking to obtain additional equity and/or debt financing, such funding is not assured and may not be available to us on favorable or acceptable terms and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to us, will most likely be dilutive to its current stockholders. If we are not able to obtain additional debt or equity financing on a timely basis, the impact on us will be material and adverse.

These uncertainties create substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(4,680)	$(7,170)
Net cash used by investing activities	(1,137)	(617)
Net cash provided by (used in) financing activities	(559)	3,217
Net cash used	$(6,376)	$(4,570)

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.7 million in 2017, compared to $7.2 million used in 2016, a decrease of $2.5 million. Offset by the decrease in the net loss, and related non-cash add backs to the net loss, the decrease in cash used for operating activities during 2017 was primarily due to changes in the movement of working capital items during 2017 as compared to the same period in 2016 as follows: a $0.7 million decrease in trade accounts receivable, a $0.1 increase in prepaid expenses and other current assets, a $0.5 million decrease in inventories and a $1.1 million increase in accounts payable and accrued liabilities.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $1.1 million during 2017, compared to $0.6 million used in investing activities during the same period in 2016, an increase of $0.5 million. The increase in cash used in investing activities during 2017 was due to increased purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $0.6 million during 2017, compared to $3.2 million provided during the same period in 2016, an increase of $3.8 million. The $3.8 million increase in 2017 was primarily due to a $3.0 million decrease in cash generated from the issuance of common and preferred stock, a $4.6 million decrease in cash generated from the issuance of derivative warrant liabilities, which was offset by an increase in net debt proceeds of $4.0 million.

North Stadium Term Loan

On July 28, 2017, we entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by our Chief Executive Officer and Chairman of the Board. The North Stadium Loan bears interest at 10% per annum and requires us to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the North Stadium Loan is due and payable on July 28, 2018. The North Stadium Loan is secured by substantially all of the assets of the Company and is junior to security interest in assets encumbered by the Hercules Term Loan (see below). In connection with the North Stadium Loan we also issued North Stadium a warrant to purchase up to 55,000 shares of our common stock at a purchase price of $5.04 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which is being amortized as interest expense over the life of the term loan.

Hercules Term Loan

On June 30, 2014, we entered into a Loan and Security Agreement with Hercules which provided us with a $20.0 million term loan. The Hercules Term Loan matured on January 1, 2018. The Hercules Term Loan included a $0.2 million closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 7.7%, and (ii) 10.95%, provided however, that during an adjustment period, the term loan interest rate shall mean for any day a per annum rate of interest equal to the grater of either (i) the prime rate plus 9.2%, and (ii) 12.45%. The applicable rate was 11.95% as of December 31, 2017. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal monthly installments totaling approximately $0.5 million, with the remainder due at maturity. The Hercules Term Loan is secured by a first priority security interest in substantially all of its assets, including intellectual property, of us and contains covenants restricting our payments to certain affiliates and certain financial reporting requirements.

On September 8, 2015, we entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the required minimum cash and cash equivalents balance by $0.5 million for every $1.0 million in principal paid, up to a minimum of $2.5 million. Once the Hercules Term Loan principal balance is below $2.5 million we are only required to maintain a cash and cash equivalents balance equal to the outstanding principal balance on the Hercules Term loan. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant as of December 31, 2017, was approximately $0.6 million. Subsequent to December 31, 2017, the Hercules term loan was paid in full.

See discussion below with respect to the assignment of $3.0 million of the principal balance of the Hercules Term Loan to Riverside Merchant Partners, LLC (“Riverside”) and the subsequent agreement between us and Riverside to exchange the $3.0 million of the Hercules Term Loan held by Riverside for subordinated convertible promissory notes in the aggregate principal amount of $3.0 million.

Hercules and Riverside Debt Exchange

On April 4, 2016, we entered into an Assignment and Second Amendment to Loan and Security Agreement (the “Assignment Agreement”) with Riverside and Hercules, pursuant to which Hercules sold $1.0 million of the principal amount outstanding under the Hercules Term Loan to Riverside. In addition, pursuant to the terms of the Assignment Agreement, Riverside acquired an option to purchase an additional $2.0 million of the principal amount outstanding under the Hercules Term Loan from Hercules. On April 18, 2016, Riverside exercised and purchased an additional $1.0 million of the principal amount of the Hercules Term Loan and on April 27, 2016, Riverside exercised the remainder of its option and purchased an additional $1.0 million of the principal amount of the Hercules Term Loan from Hercules.

Riverside Debt

On April 4, 2016, we entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which we agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 8,333 shares of common stock of ours at a fixed exercise price of $19.56 per share (the “First Exchange Warrant”) (the “Exchange”). All principal accrued under the Exchange Notes was convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $17.16 per share (the “Conversion Price”). The closing stock price on April 4, 2016, was $19.56 and a beneficial conversion feature of $0.2 million was recorded to equity and as a debt discount. The warrant value of $0.1 million was recorded to equity and as a debt discount.

In addition, pursuant to the terms and conditions of the Exchange Agreement, ourselves and Riverside had the option to exchange an additional $2.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of up to $2.0 million and an additional warrant to purchase 8,333 shares of common stock (the “Second Exchange Warrant”). The Exchange Agreement also provided that if the volume-weighted average price of our common stock was less than the Conversion Price, we would issue up to an additional 12,500 shares of common stock (the “True-Up Shares”) to Riverside, which was subsequently reduced to 11,667 shares of common stock.

On April 18, 2016, ourselves and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $24.24 and a beneficial conversion feature of $0.4 million was recorded to equity and as a debt discount. Additionally, on April 27, 2016, ourselves and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 8,333 shares of our common stock at a fixed exercise price of $19.92 per share. The warrant value of $0.1 million was recorded to equity and as a debt discount. The closing stock price on April 27, 2016, was $19.92 and a beneficial conversion feature of $0.3 million was recorded to equity and as a debt discount. Financing costs were $0.3 million and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $0.2 million at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of our common stock was less than the Conversion Price on May 6, 2016, we issued an additional 11,667 shares of common stock to Riverside and recorded the value of the True-Up Shares of $0.2 million to interest expense and equity.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bore interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of common stock at our option, at a conversion price of $16.08 per share. During 2016, the entire principal amount of the First and Second Exchange Notes, $0.3 million of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes was converted into 145,227 shares of common stock. In July 2016, we paid Riverside $0.8 million to redeem in full the remaining principal balance of the Third Exchange Note. The debt discounts associated with the converted debt was recorded to interest expense.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to those policies for the year ended December 31, 2017. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our consolidated financial statements.

Revenue Recognition

We derive our product revenue primarily from the sale of spinal fusion devices and related products used in the treatment of spine disorders. Our product revenue is generated from sales to three types of customers: (1) surgeons and hospitals; (2) stocking distributors; and (3) private label customers. Most of our products are sold on a consignment basis through a network of independent sales distributors; however, we also sell our products to independent stocking distributors and private label customers. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. We generate the majority of our revenue from the sale of inventory that is consigned to independent sales distributors that facilitate sales of our products to surgeons and hospitals. For these products, we recognize revenue at the time we are notified the product has been used or implanted and all other revenue recognition criteria have been met. For all other transactions, we recognize revenue when title and risk of loss transfer to the stocking distributor or private label customer, and all other revenue recognition criteria have been met. We generally recognize revenue from sales to stocking distributors at the time the product is shipped to the distributor. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. Our stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. In general, our customers do not have any rights of return or exchange.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost for manufactured inventory determined under the standard costs, which approximate actual costs, determined on the first-in first-out (“FIFO”) method. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. Inventories purchased from third-party manufacturers are stated at the lower of cost or market using the first-in, first-out method. We review the carrying value of inventory on a periodic basis for excess or obsolete items, and records any write-down as a cost of revenue, as necessary. It is reasonably possible that we may be required to make adjustments to the carrying value of inventory in future periods. Inventory write-downs for excess or obsolete inventory are recorded as a cost of revenue. We hold consigned inventory at distributor and other customer locations where revenue recognition criteria have not yet been achieved.

Long-Lived Assets and Goodwill

We periodically evaluate the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. We amortize definite-lived intangible assets on a straight-line basis over their useful lives. We record no impairment loss for definite-lived intangible assets during the years ended December 31, 2017 and 2016.

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

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. We are permitted the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the fair value of any reporting unit is less than its corresponding carrying value. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of any reporting unit is less than its corresponding carrying value then we are not required to take further action. However, if we conclude otherwise, then it is required to perform a quantitative impairment test, including computing the fair value of the reporting unit and comparing that value to its carrying value. We consider valuation factors and an estimated control premium. The estimated fair value of the reporting unit exceeded the carrying value as of December 31, 2017 and 2016. The declining price of our stock is an early indicator that goodwill impairment may be a factor during 2018. We will continue to monitor our market capitalization and impairment indicators. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

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

Periodically we review the carrying value of our property and equipment that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment charge would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows arising from the use of the asset. Management has evaluated its property and equipment and identified specific asset impairments during the year ended December 31, 2016. No impairment was identified during the year ended December 31, 2017.

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

We operate in various tax jurisdictions and is subject to audit by various tax authorities. We provide for tax contingencies whenever it is deemed probable that a tax asset has been impaired, or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits relative tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

We recognize uncertain income tax positions taken on income tax returns at the largest amount that is more-likely than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2017 and 2016, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

Stock-Based Compensation

We measure stock-based compensation expense related to employee stock-based awards based on the estimated fair value of the awards as determined on the date of grant and is recognized as expense over the remaining requisite service period. We utilize the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options. The Black-Scholes-Merton model requires the input of highly subjective and complex assumptions, including the estimated fair value of our common stock on the date of grant, the expected term of the stock option, and the expected volatility of our common stock over the period equal to the expected term of the grant. We estimate forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We account for stock options to purchase shares of stock that are issued to non-employees based on the estimated fair value of such instruments using the Black-Scholes-Merton option pricing model. The measurement of stock-based compensation expense for these instruments is variable and subject to periodic adjustments to the estimated fair value until the awards vest. Any resulting change in the estimated fair value is recognized in our consolidated statements of operations during the period in which the related services are rendered.

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

We account for stock options to purchase shares of stock that are issued to non-employees based on the estimated fair value of such instruments using the Black-Scholes-Merton option pricing model. The measurement of stock-based compensation expense for these instruments is variable and subject to periodic adjustments to the estimated fair value until the awards vest. Any resulting change in the estimated fair value is recognized in our consolidated statements of operations during the period in which the related services are rendered.

Derivative Liabilities

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in our consolidated statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. We estimate the fair value of these instruments using the Black-Scholes-Merton or Monte-Carlo valuation models depending on the complexity of the underlying instrument. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

New Accounting Pronouncement, Not Yet Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) updated accounting guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Current GAAP does not include specific guidance on these eight cash flow classification issues. These updates are effective for us with its annual period beginning January 1, 2019, and interim periods therein, with early adoption permitted. The guidance in this standard is not expected to have a material impact on the consolidated financial statements.

In March 2016, the FASB updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as the well as classification in the statement of cash flows. The standard is effective for us with its annual period beginning January 1, 2018. The guidance in this standard is not expected to have a material impact on the consolidated financial statements for us.

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this update will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The standard is effective for us with its annual period beginning January 1, 2020, and interim periods therein, with early adoption permitted. We are currently evaluating the potential impact this new standard may have on its consolidated financial statements but believes the most significant change will relate to building leases.

In May 2014, in addition to several amendments issued during 2016, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for us with the annual period beginning January 1, 2019, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We have yet to begin evaluation of the new accounting standard and therefore has yet to determine the impact, if any, that the new standard will have on its consolidated financial statements.

In January of 2017, the FASB issued ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this guidance to eliminate the requirement to calculate the implied fair value of goodwill to measure goodwill impairment charge (Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. The guidance is effective for goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. The impact of this guidance for us will depend on the outcomes of future goodwill impairment tests.

We have reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant effect on its consolidated financial statements.

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

On September 20, 2017, we informed BDO USA, LLP (“BDO”) of their dismissal as our independent registered public accounting firm. The dismissal was authorized by the Audit Committee of our Board of Directors. On the same date, the Audit Committee engaged Tanner LLC (“Tanner”) as our independent registered public accounting firm for the fiscal year ending December 31, 2017.

The report of BDO on our consolidated financial statements for the fiscal year ended December 31, 2016 did not contain any other adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that BDO’s report indicated that there was substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for fiscal year ended December 31, 2016, there were no disagreements between us and BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreements in connection with their audit report on our consolidated financial statements.

In connection with the audit of our financial statements for the year ended December 31, 2016, BDO identified material weaknesses in our internal control over financial reporting and advised us that the internal controls necessary for us to develop reliable financial statements do not exist.

We have not consulted with Tanner during our two most recently completed fiscal years prior to their appointment as our auditor with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as identified in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2017. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K due to the material weaknesses described below.

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

Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are properly accounted for and reviewed in a timely manner. As a result, we failed to accurately record a complex warrant transaction which caused the restatements of our first, second and third quarter 2017 reports on Form 10Q and our 2016 Annual Report on Form 10-K. In addition, we failed to properly evaluate and test certain long-lived assets for impairment, which ultimately resulted in recognition of an impairment charge. These errors are a result of the following control deficiencies:

Control Environment and Risk Assessment – The Company did not have an effective control environment with the structure necessary for effective internal controls over financial reporting. Further, the Company did not have an effective risk assessment to identify and assess risks associated with changes to the Company’s structure and the impact on internal controls. The Company did not have appropriately qualified personnel to meet the Company’s control objectives. The Company does not have personnel with an appropriate level of US GAAP knowledge and experience to properly review and evaluate the work performed by other Company personnel and experts related to complex accounting matters.

Control Activities – The Company did not have control activities that were designed and operating effectively including management review controls, controls related to monitoring and assessing the work of consultants, and controls to verify the completeness and adequacy of information. Specifically, the Company did not have procedures for competent personnel to review work performed by experts in relation to complex debt and equity transactions and impairment valuations.

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

Our Chief Executive Officer continues with a review of our controls relating to complex accounting matters. Although our analysis is not complete, we have added additional resources with expertise in accounting for complex accounting matters including timely review and evaluation of assets for potential impairment. We are also considering redesigning controls to add additional layers of review and approval whenever entering into or subsequently converting, exercising, amending, repricing, exiting or otherwise experiencing changes in or to complex financial instruments.

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

(d) Changes in Internal Control Over Financial Reporting

Other than described above in the Item 9A. Controls and Procedures, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Board and Committees

Our Board of Directors has four members. The Chairman of the Board and our Chief Executive Officer, B. Sonny Bal, MD, PhD, is a member of the Board and is a full-time employee of Amedica. The other three members of the Board, David W. Truetzel, Eric A. Stookey and Jeffrey S. White, are non-employee directors, and the Board has determined that these persons (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board met twenty-one (21) times during the year ended December 31, 2017. All directors attended 86% of the meetings of the Board held during 2017.

In accordance with our restated Certificate of Incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following such election. Our directors are divided among the three classes as follows:

●	The Class I directors terms will expire at the annual meeting of stockholders to be held in 2018. There are currently no Class I directors.

●	The Class II directors are David W. Truetzel and Eric A. Stookey, and their terms will expire at the annual meeting of stockholders to be held in 2019.

●	The Class III directors are B. Sonny Bal, M.D. and Jeffrey S. White, and their terms were initially scheduled to expire at the annual meeting of stockholders which was to be held in 2017. However, because there was no annual meeting of stockholders held in 2017 their terms are now set to expire at the annual meeting of stockholders to be held in 2018.

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is currently comprised of the following members: Eric A. Stookey (Chairman), David W. Truetzel and Jeffrey S White. Among other items, the Corporate Governance and Nominating Committee is tasked by the Board to: (1) identify individuals qualified to serve as members of the Board and, where appropriate, recommend individuals to be nominated by the Board for election by the stockholders or to be appointed by the Board to fill vacancies consistent with the criteria approved by the Board; (2) develop and periodically evaluate and recommend changes to Amedica’s Corporate Governance Guidelines and Code of Ethics, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stakeholders; and (3) oversee an annual evaluation of the performance of the Board. The Board has determined that each of the members of the Corporate Governance and Nominating Committee is “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Corporate Governance and Nominating Committee did not meet in 2017. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Corporate Governance and Nominating Committee.

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

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the Nasdaq Listing Rules. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of the following members: David W. Truetzel (Chairman), Eric A. Stookey and Jeffrey S White. The Audit Committee provides oversight for financial reporting matters, internal controls, and compliance with the Company’s financial policies, and meets with its auditors when appropriate. The Audit Committee met three (3) times in 2017, and all director members of the committee attended 100% of the meetings. The Board has determined that David W. Truetzel is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee.

Compensation Committee

The Compensation Committee of the Board is comprised of the following members: Jeffrey S. White, (Chairman), David W. Truetzel and Eric A. Stookey. The Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee recommends to the Board for determination compensation of our executive officers, including the chief executive officer, and addresses salary and benefit matters for other key personnel and employees of the Company. The Compensation Committee did not meet in 2017, and all director members of the committee attended the meetings. The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during fiscal year ended December 31, 2017, the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

The following discussion relates to the compensation of our “named executive officers.”

Summary Compensation Table

The following table sets forth information about certain compensation awarded or paid to our named executive officers for the 2016 and 2017 fiscal years.

Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation	Stock Awards (2)	Option Awards (2)	All Other Comp (3)	Total Compensation
B. Sonny Bal	2017	$400,000	$-	$-	$-	$-	$18,940	$418,940
Chief Executive Officer	2016	400,000	73,500	-	-	-	10,600	484,100

Bryan McEntire	2017	231,822	-	-	-	-	9,239	241,061
Chief Technology Officer	2016	225,000	35,438	-	-	-	9,000	269,438

(1)	Unless otherwise noted, 2016 bonus amount reflects a bonus paid in March 2017 for meeting certain corporate objectives for 2016.

(2)	These columns represent the aggregate grant date fair value of stock option awards granted during the year indicated, in accordance with ASC Topic 718 and do not correspond to the actual value that may be realized by the named executives. For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 9 of the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended 2017.

(3)	Amount reflects the aggregation of any matching of 401(k) contributions and employee benefit insurance premiums paid by us, unless otherwise noted.

Narrative Disclosure to Summary Compensation Table. We do not have written employment agreements with any of our executive officers. All of our executive officers serve on an at-will basis. The base salaries for our named executive officers were determined by our compensation committee after reviewing a number of factors, including: the responsibilities associated with the position, the seniority of the executive’s position, the base salary level in prior years, our financial position; and for executive officers other than our Chief Executive Officer, recommendations made by our Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding equity awards held by our named executive officers as of December 31, 2017:

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Securities Underlying Stock Awards (#)		Award Grant
Name	Exercisable	Unexercisable	Price	Date	Vested	Not Vested	Date
B. Sonny Bal					-	-	-
	9	-	$4,638.60	3/15/2022	-	-	-
	472	15	174.00	1/7/2025	-	-	-
	203	75	77.40	9/16/2025	-	-	-
	483	350	12.24	9/14/2026	-	-	-

Bryan McEntire	556	-	171.00	8/13/2024	-	-	-
	377	12	174.00	1/7/2025	-	-	-
	206	72	20.28	1/4/2026	-	-	-

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

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2017 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Value of Stock Awards (1) ($)	Value of Option Grants (1) ($)	Total ($)
David W. Truetzel	$130,000	$-	$-	$130,000
Jeffrey S. White	49,500	-	-	49,500
Eric A. Stookey	49,500	-	-	49,500

(1)	These columns represent the aggregate grant date fair value of restricted stock awards and stock option awards granted during the year indicated, in accordance with ASC Topic 718 and do not correspond to the actual value that may be realized by the directors. For additional information on the assumptions underlying the valuation of the Company’s stock-based awards, please refer to Note 9 of the Company’s consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

During 2016, our Board approved the following compensation schedule for non-employee directors (paid on a quarterly basis):

●	Annual Retainer of $40,000 paid in four equal installments of $10,000 each at the beginning of each calendar quarter;

●	$1,000 for each board and committee meeting attended in person;

●	$500 for each board and committee meeting attended via telephone or other remote medium; and

●	Reimbursement of reasonable expenses as supported by documentation and receipts.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2018 by:

●	each of our current directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group;

●	each stockholder known by us to own beneficially more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 27, 2018, pursuant to the exercise or vesting of options or warrants or conversion of convertible promissory notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of shares beneficially owned is based on 4,276,844 shares issued and outstanding on March 27, 2018.

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

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Five Percent Stockholders:
None	-	-
Directors and Named Executive Officers:
B. Sonny Bal, M.D. (1)	56,628	1.3%
David W. Truetzel (2)	3,572	*
Jeffrey S. White (3)	443	*
Eric A. Stookey (4)	389	*
Bryan McEntire (5)	1,713	*
All executive officers and directors as a group (5 persons)	62,745	1.5%

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.

(1)	Represents 332 shares of Common Stock and options and warrants to purchase 56,296 shares of Common Stock that are currently exercisable within 60 days of March 14, 2018.

(2)	Represents 2,102 shares of Common Stock and options and warrants to purchase 1,470 shares of Common Stock that are currently exercisable within 60 days of March 14, 2018.

(3)	Represents 54 shares of Common Stock and options to purchase 389 shares of Common Stock that are currently exercisable within 60 days of March 14, 2018.

(4)	Represents options to purchase 389 shares of Common Stock that are currently exercisable within 60 days of March 14, 2018.

(5)	Represents 375 shares of Common Stock and options to purchase 1,338 shares of Common Stock that are currently exercisable within 60 days of March 14, 2018.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 relating to all of our equity compensation plans:

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options		(b) Weighted- average Exercise Price of Outstanding Options		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	11,446	(1)	$367.08	(2)	75,600
Equity compensation plans not approved by Stockholders	-		-		-
Total	11,446	(1)	$367.08	(2)	75,600

(1)	Includes options outstanding under our 2012 Equity Incentive Plan

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

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

Transactions with Related Persons

Except as set forth below, we have not entered into any transactions since January 1, 2015 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock, on an as converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.”

On July 28, 2017, we closed on a $2.5 million term loan with North Stadium Investments, LLC, or North Stadium, a company owned and controlled by our Chief Executive Officer and Chairman of the Board, Dr. Sonny Bal. In connection with the loan, we issued to North Stadium, a Secured Promissory Note in the amount of $2.5 million (the “Note”). The Note bears interest at the rate of 10% per annum, requires us to make monthly interest only payments for a period of 12 months, and principal and any unpaid accrued interest are due and payable 12 months from the effective date of the Note, July 28, 2017. The Note is secured by substantially all of the assets of the Company pursuant to a security agreement between the Company and North Stadium. In connection with the Loan and as additional consideration for the Loan, the Company issued to North Stadium a warrant to acquire up to 55,000 common shares with a purchase price set at $5.04 per share and a 5-year term.

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

The aggregate fees and expenses from our principal accounting firm, Tanner LLC for 2017 and for BDO USA, LLP who acquired Mantyla McReynolds LLC during 2016, and which are separately presented, for fees and expenses incurred during fiscal years ended December 31, 2017 and 2016, were as follows (in thousands):

	MANTYLA MCREYNOLDS LLC	BDO USA, LLP	TANNER LLC
	Year Ended December 31, 2016	Year Ended December 31, 2016	Year Ended December 31, 2017
Audit fees	$103,520	$485,991	$260,081
Audit related fees	-	-	-
Tax fees	-	-	15,500
All other fees	-	-	-
Total Fees	$103,520	$485,991	$275,581

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of Amedica Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of Amedica Corporation		Form 8-K (Exhibit 3.1)	11/16/17	001-33624

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

4.2	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on May 9, 2011		Amendment No. 3 to Form S-1 (Exhibit 4.9)	1/29/14	333-192232

4.3	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and GE Capital Equity Investments, Inc., dated as of December 17, 2012		Form S-1 (Exhibit 4.10)	11/8/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.4	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and Zions First National Bank, dated as of December 17, 2012		Form S-1 (Exhibit 4.11)	11/8/13	333-192232

4.5	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on March 4, 2011 and May 9, 2011		Form S-1 (Exhibit 4.12)	11/8/13	333-192232

4.6	Form of Amendment to Warrant to Purchase Shares of Common Stock of the Registrant, dated as of December 18, 2012		Form S-1 (Exhibit 4.13)	11/8/13	333-192232

4.7	Form of Amendment No. 2 to Warrant to Purchase Shares of Common Stock of the Registrant, dated as of February 1, 2013		Form S-1 (Exhibit 4.14)	11/8/13	333-192232

4.8	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued on August 30, 2013 and September 20, 2013, as amended		Amendment No. 2 to Form S-1 (Exhibit 4.17)	12/20/13	333-192232

4.9	Form of Amendment to Warrant to Purchase Common Stock of the Registrant, dated as of December 23, 2013		Amendment No. 3 to Form S-1 (Exhibit 4.17.1)	1/29/14	333-192232

4.10	Form of Warrant to Purchase Shares of Common Stock of the Registrant, issued to TGP Securities, Inc. on August 30, 2013 and September 20, 2013, as amended		Amendment No. 2 to Form S-1 (Exhibit 4.20)	12/20/13	333-192232

4.11	Form of Amendment to Warrant to Purchase Shares of Common Stock of the Registrant, issued to TGP Securities, Inc., dated as of December 23, 2013		Amendment No. 3 to Form S-1 (Exhibit 4.21)	1/29/14	333-192232

4.12	Hercules Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.3)	7/1/2014	001-33624

4.13	Form of Warrant to be Issued to Investors in the Offering		Amendment No. 3 to Form S-1 (Exhibit 4.24)	11/19/14	333-199753

4.14	Form of Unit Purchase Option to be Issued to the Underwriters in the Offering		Amendment No. 3 to Form S-1 (Exhibit 4.25)	11/19/14	333-199753

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.15	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer and Trust Company		Amendment No. 3 to Form S-1 (Exhibit 4.26)	11/19/14	333-199753

4.16	Warrant to purchase shares of common stock of the Registrant by and between the Registrant and Hampshire MedTech Partner II, L.P., dated as of November 6, 2014		Form 8-K (Exhibit 4.1)	11/7/14	001-33624

4.17	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on September 17, 2014.		Form 10-K (Exhibit 4.27)	3/24/15	001-33624

4.18	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on November 12, 2014.		Form 10-K (Exhibit 4.28)	3/24/15	001-33624

4.19	Senior Convertible Note by Registrant payable to MG Partners II, Ltd., Issuance Date: August 12, 2014, Exchange Date: April 2, 2015		Form 8-K (Exhibit 4.2)	4/3/15	001-33624

4.20	Form of Series B Warrant		Form 8-K (Exhibit 4.2)	9/8/15	001-33624

4.21	Form of Series D Warrant		Form 8-K (Exhibit 4.4)	9/8/15	001-33624

4.22	Form of Amended and Restated Series A warrant		Form 8-K (Exhibit 4.1)	12/14/15	001-33624

4.23	Form of Amended and Restated Series C Warrant		Form 8-K (Exhibit 4.2)	12/14/15	001-33624

4.24	Form of Common Stock Purchase Warrant issued on April 4, 2016.		Form 8-K (Exhibit 4.1)	4/05/16	001-33624

4.25	Form of Series E Warrant		Amendment No. 3 to Form S-1 (Exhibit 4.25)	6/30/16	333-211520

4.26	Form of Underwriters Warrant Issued in 2016 Offering		Amendment No. 3 to Form S-1 (Exhibit 4.26)	6/30/16	333-211520

4.27	Form of Series A Preferred Stock Certificate		Amendment No. 3 to Form S-1 (Exhibit 4.27)	6/30/16	333-211520

4.28	Form of Warrant		Form 8-K (Exhibit 4.1)	1/20/17	001-33624

4.29	Secured Promissory Note with North Stadium Investments, LLC		Form 8-K (Exhibit 4.1)	8/3/17	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.30	North Stadium Investments, LLC Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.2)	8/3/17	001-33624

4.31	L2 Capital LLC Common Stock Purchase Warrant		Form 8-K (Exhibit 4.1)	2/1/18	001-33624

10.1	Securities Purchase Agreement by and between the Registrant and MG Partners II Ltd, dated as of June 30, 2014		Form 8-K (Exhibit 10.1)	7/1/2014	001-33624

10.2	Registration Rights Agreement by and between the Registrant and MG Partners II Ltd., dated as of June 30, 2014		Form 8-K (Exhibit 10.2)	7/1/2014	001-33624

10.3	Loan and Security Agreement by and among the Registrant, its subsidiary, Hercules Technology Growth Capital, Inc., and Hercules Technology III, L.P., dated as of June 30, 2014		Form 8-K (Exhibit 10.3)	7/1/2014	001-33624

10.4	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009		Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.5	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012		Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.6	Form of Change of Control Agreement*		Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.7	Form of Indemnification Agreement by and between the Registrant and its officers and directors		Amendment No. 2 to Form S-1 (Exhibit 10.14)	12/20/13	333-192232

10.8	Amedica Corporation Amended and Restated 2012 Equity Incentive Plan*		Amendment No. 4 to Form S-1 (Exhibit 10.15)	2/12/14	333-192232

10.9	Form of 2012 Stock Option Grant Notice and Stock Option Agreement*		Amendment No. 4 to Form S-1 (Exhibit 10.16)	2/12/14	333-192232

10.10	Form of 2012 Restricted Stock Award and Restricted Stock Unit Agreement*		Amendment No. 4 to Form S-1 (Exhibit 10.17)	2/12/14	333-192232

10.11	Amedica Corporation 2003 Stock Option Plan*		Form S-1 (Exhibit 10.18)	11/8/13	333-192232

10.12	Form of 2003 Non-Qualified Stock Option Agreement and Notice of Exercise of Non-Qualified Stock Option thereunder*		Form S-1 (Exhibit 10.19)	11/8/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.13	Form of 2003 Incentive Stock Option Agreement and Notice of Exercise of Incentive Stock Option thereunder*		Form S-1 (Exhibit 10.20)	11/8/13	333-192232

10.14	Amendment and Exchange Agreement, date April 2, 2015, by and between the Registrant and MG Partners II, Ltd		Form 8-K (Exhibit 10.1)	4/3/15	001-33624

10.15	Consent and First Amendment to Loan and Security Agreement dated September 8, 2015 by and among Hercules Technology Growth Capital Inc., the financial institutions signatory thereto, Amedica Corporation, and the guarantors signatory thereto.		Form 8-K (Exhibit 10.1)	9/8/15	001-33624

10.16	First Amendment to Warrant to Purchase Shares of Common Stock of Amedica Corporation dated September 8, 2015, by and between Amedica Corporation and Hercules Technology III, L.P.		Form 8-K (Exhibit 10.2)	9/8/15	001-33624

10.17	Settlement and Waiver Agreement dated September 8, 2015, by and among Amedica Corporation and MG Partners II, Ltd.		Form 8-K (Exhibit 10.3)	9/8/15	001-33624

10.18	Placement Agency Agreement between Amedica Corporation and Ladenburg Thalmann & Co. Inc.		Form 8-K (Exhibit 10.4)	9/8/15	001-33624

10.19	Form of Securities Purchase Agreement between Amedica Corporation and the Purchasers Dated September 8, 2015		Form 8-K (Exhibit 10.5)	9/8/15	001-33624

10.20	Form of Registration Rights Agreement		Form 8-K (Exhibit 10.6)	9/8/15	001-33624

10.21	Form of Leak-Out Agreement		Form 8-K (Exhibit 10.1)	12/14/15

10.22	Assignment and Second Amendment to Loan and Security Agreement, dated April 4, 2016, by and among the Company Riverside Merchant Partners, LLC, Hercules Technology III, L.P. and Hercules Capital, Inc., the financial institutions signatory thereto, Amedica Corporation, and the guarantors signatory thereto		Form 8-K (Exhibit 10.1)	5/05/16	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.23	Exchange Agreement dated April 4, 2016, by and among Amedica Corporation and Riverside Merchant Partners, LLC		Form 8-K (Exhibit 10.2)	5/05/16	001-33624

10.24	Subordinated Convertible Promissory Note, dated April 4, 2016, by and among Amedica Corporation and Riverside Merchant Partners, LLC		Form 8-K (Exhibit 10.3)	5/05/16	001-33624

10.25	Warrant Agency Agreement, dated July 8, 2016, by and between Amedica Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 10.1)	7/8/16	001-33624

10.26	Warrant Agency Agreement dated January 24, 2017, by and between Amedica Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 8-K)	1/24/17	001-33624

10.27	Security Agreement, dated July 28, 2017		Form 8-K (Exhibit 10.1)	8/3/17	001-33624

10.28	Assignment Agreement, dated January 3, 2018, by and among the Company, US Spine, Inc., MEF I, L.P., Anson Investments Master Fund LP, Hercules Technology III, L.P. and Hercules Capital, Inc.		Form 8-K (Exhibit 10.1)	1/4/18	001-33624

10.29	Exchange Agreement, dated January 3, 2018, by and among Amedica Corporation and MEF I, L.P.		Form 8-K (Exhibit 10.2)	1/4/18	001-33624

10.30	Securities Purchase Agreement, dated January 30, 2018, by and among the Company and L2 Capital, LLC.		Form 8-K (Exhibit 10.1)	2/1/18	001-33624

10.31	Promissory Note payable to L2 Capital.		Form 8-K Exhibit 10.2	2/1/18	001-33624

21.1	List of Subsidiaries of the Registrant		Form S-1 (Exhibit 21.1)	11/8/13	333-192232

23.1	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP	X

23.2	Consent of Independent Registered Public Accounting Firm, Tanner LLC	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101 SCH	XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

*	Management contract of compensatory plan or arrangement

(A)	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: March 29, 2018	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2018	/s/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: March 29, 2018	/s/ David W. Truetzel
David W. Truetzel, Director

Date: March 29, 2018	/s/ Jeffrey S. White
Jeffrey S. White, Director

Date: March 29, 2018	/s/ Eric A. Stookey
Eric A. Stookey, Director

AMEDICA CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Amedica Corporation

Salt Lake City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Amedica Corporation and subsidiaries (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 313, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other Matter

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

/s/ TANNER LLC

We have served as the Company’s auditors since 2017

March 29, 2018

Salt Lake City, Utah

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

/s/ BDO USA, LLP

Salt Lake City, Utah

September 19, 2017 (December 26, 2017 as to the effects of the restatement described in Note 13 to the 2016 restated financial statements and the reverse stock split described in Note 1)

Amedica Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$539	$6,915
Trade accounts receivable, net of allowance of $63 and $22, respectively	1,240	1,620
Prepaid expenses and other current assets	190	239
Inventories	1,241	7,213
Total current assets	3,210	15,987

Inventories, net	1,136	-
Property and equipment, net	1,446	889
Intangible assets, net	2,651	3,187
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$14,641	$26,261

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,732	$658
Accrued liabilities	2,682	3,183
Debt – related party	2,356	-
Debt	605	7,012
Derivative liabilities, current portion	896	3,137
Total current liabilities	8,271	13,990

Deferred rent	179	319
Other long-term liabilities	288	189
Derivative liabilities, net of current portion	461	528
Total liabilities	9,199	15,026

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; no shares issued and outstanding.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 3,028,065 and 2,280,407 shares issued and outstanding at December 31, 2017 and 2016, respectively.	30	22
Additional paid-in capital	226,041	222,513
Accumulated deficit	(220,629)	(211,300)
Total stockholders’ equity	5,442	11,235
Total liabilities and stockholders’ equity	$14,641	$26,261

The accompanying notes are an integral part of these consolidated financial statements.

Amedica Corporation

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016
Product revenue	$11,227	$15,226
Costs of revenue	6,352	3,777
Gross profit	4,876	11,449
Operating expenses:
Research and development	5,077	6,345
General and administrative	4,380	6,292
Sales and marketing	6,472	10,347
Total operating expenses	15,929	22,984
Loss from operations	(11,053)	(11,535)
Other income (expenses):
Interest expense	(1,263)	(4,511)
Loss on extinguishment of debt	-	(661)
Change in fair value of derivative liabilities	3,118	2,476
Offering costs	(131)	(571)
Other income	-	39
Total other income (expense), net	1,724	(3,228)
Net loss before income taxes	(9,329)	(14,763)
Provision for income taxes	-	-
Net loss	(9,329)	(14,763)
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible series A preferred stock	-	(6,278)
Net loss attributable to common stockholders	$(9,329)	$(21,041)
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.13)	$(13.63)
Weighted average common shares outstanding:
Basic and diluted	2,978,904	1,543,735

The accompanying notes are an integral part of these consolidated financial statements.

Amedica Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2015	-	$-	907,187	$9	$210,760	$(196,537)	$14,232
Issuance of common stock upon cashless exercise of warrants	-	-	44,700	-	-	-	-
Issuance of common stock and warrants with offering, net of issuance costs	-	-	438,167	4	2,536	-	2,540
Issuance of preferred stock and warrants with offering, net of issuance costs	7,392	-	-	-	3,622	-	3,622
Accretion of convertible preferred stock discount	-	-	-	-	6,278	-	6,278
Deemed dividend on convertible preferred stock	-	-	-	-	(6,278)	-	(6,278)
Preferred stock converted to common stock	(7,392)	-	616,000	6	(6)	-	-
Issuance of common stock upon exercise of warrants, net of issuance costs	-	-	37,262	-	720	-	720
Beneficial conversion feature associated with issuance of convertible notes	-	-	-	-	1,138	-	1,138
Issuance of common stock upon conversion of debt	-	-	156,893	2	2,677	-	2,679
Issuance of common stock in connection with settlement of litigation	-	-	80,198	1	793	-	794
Stock-based compensation	-	-	-	-	273	-	273
Net loss	-	-	-	-	-	(14,763)	(14,763)
Balance at December 31, 2016	-	-	2,280,407	22	222,513	(211,300)	11,235
Issuance of common stock with offering, net of issuance costs	-	-	741,667	8	3,120	-	3,128
Round-up common shares issued in association with reverse stock split	-	-	5,991	-	-	-	-
Stock-based compensation	-	-	-	-	219	-	219
Warrants issued in association with debt	-	-	-	-	189	-	189
Net loss	-	-	-	-	-	(9,329)	(9,329)
Balance at December 31, 2017	-	$-	3,028,065	$30	$226,041	$(220,629)	$5,442

The accompanying notes are an integral part of these consolidated financial statements.

Amedica Corporation

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended December 31,
	2017	2016
Cash flow from operating activities
Net loss	$(9,329)	$(14,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	578	1,435
Amortization of intangible assets	536	501
Amortization of lease incentive for tenant improvements	20	20
Impairment of property and equipment	-	852
Non-cash interest expense	821	2,904
Non-cash issuance of stock to settle litigation	-	794
Loss on extinguishment of debt	-	661
Stock based compensation	219	273
Change in fair value of derivative liabilities	(3,118)	(2,476)
Loss on extinguishment of derivative liabilities	-	(1)
(Gain) loss on disposal of equipment	1	(27)
Provision for inventory reserve	4,550	1,161
Bad debt expense	41	-
Offering costs	131	571
Changes in operating assets and liabilities:
Trade accounts receivable	339	1,040
Prepaid expenses and other current assets	48	(3)
Inventories	287	749
Accounts payable and accrued liabilities	196	(861)
Net cash used in operating activities	(4,680)	(7,170)
Cash flows from investing activities
Purchase of property and equipment	(1,186)	(671)
Proceeds from sale of property and equipment	49	54
Net cash used in investing activities	(1,137)	(617)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs ($601 and $300)	3,128	2,540
Proceeds from issuance of preferred stock, net of issuance costs ($371)	-	3,622
Proceeds from issuance of warrant derivative liability, net of issuance costs of ($131 and $571)	679	5,246
Proceeds from issuance of stock in connection with exercise of warrants, net of issuance costs	-	447
Payments on debt	(6,816)	(6,630)
Debt extinguishment payments	-	(1,728)
Payments for capital lease	-	(13)
Deferred costs paid for debt	(50)	(267)
Proceeds from issuance of debt – related party	2,500	-
Net cash provided by (used in) financing activities	(559)	3,217
Net decrease used in cash and cash equivalents	(6,376)	(4,570)
Cash and cash equivalents at beginning of period	6,915	11,485
Cash and cash equivalents at end of period	$539	$6,915

	Year Ended December 31,
	2017	2016
Noncash investing and financing activities
Preferred stock converted to common stock	$-	$6
Derivative liability reduced with exercise of warrants	-	274
Capital lease for property and equipment	-	60
Notes payable and accrued interest converted to common stock	-	2,679
Debt exchange - Riverside	-	3,000
Debt discount for Riverside note – beneficial conversion feature (BCF) and warrants	-	1,138
Deemed dividend on convertible preferred stock	-	6,278
Debt discount from warrants issued with debt	189	-
Supplemental cash flow information
Cash paid for interest	$442	$1,606

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

For the years ended December 31, 2017 and 2016, the Company incurred a net loss of $9.3 million and $14.8 million, respectively, and used cash in operations of $4.7 million and $7.2 million, respectively. The Company had an accumulated deficit of $220.6 million and $211.3 million as of December 31, 2017 and 2016, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

In 2016, the Company implemented certain cost saving measures, including workforce and office space reductions, and continued to evaluate additional cost savings alternatives during 2017. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost saving measures an experienced and highly successful leader for the Sales and Marketing team was recruited and hired. This individual has subsequently hired additional experienced personnel in Sales and Market Development. The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and such the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants and the newly developed pedicle screw system (known as Taurus).

On July 28, 2017, the Company entered into a $2.5 million term loan with a related party. The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. Subsequent to December 31, 2017, the Company was able to raise equity funding through the exercise of outstanding warrants (see Note 13). The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options for a public offering of the Company’s preferred or common stock.

Although the Company is seeking to obtain additional equity and/or debt financing, such funding is not assured and may not be available to the Company on favorable or acceptable terms and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

These uncertainties create substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Reverse Stock Split

On November 10, 2017, the Company effected a 1 for 12 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these consolidated financial statements prior to November 10, 2017 have been adjusted retroactively to reflect the reverse stock split.

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

At December 31, 2017, one customer receivable balance was 12% of the Company’s total trade accounts receivable.

One customer accounted for 21% of the Company’s total revenues for the year ended December 31, 2017.

At December 31, 2016, one customer receivable balance was 16% of the Company’s total trade accounts receivable. One customer accounted for 17% of the Company’s total revenues for the year ended December 31, 2016.

Revenue Recognition

The Company derives its product revenue primarily from the sale of spinal fusion devices and related products used in the treatment of spine disorders. The Company’s product revenue is generated from sales to three types of customers: (1) surgeons and hospitals; (2) stocking distributors; and (3) private label customers. Most of the Company’s products are sold on a consignment basis through a network of independent sales distributors; however, the Company also sells its products to independent stocking distributors and private label customers. Product revenue is recognized when all four of the following criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products has occurred; (3) the selling price of the product is fixed or determinable; and (4) collectability is reasonably assured. The Company generates the majority of its revenue from the sale of inventory that is consigned to independent sales distributors that facilitate sales of the Company’s products to surgeons and hospitals. For these products, we recognize revenue at the time we are notified the product has been used or implanted and all other revenue recognition criteria have been met. For all other transactions, the Company recognizes revenue when title and risk of loss transfer to the stocking distributor or private label customer, and all other revenue recognition criteria have been met. The Company recognizes revenue from sales to stocking distributors and private label customers at the time the product is shipped. Stocking distributors, who sell the products to their customers, take title to the products and assume all risks of ownership at time of shipment. The Company’s stocking distributors are obligated to pay within specified terms regardless of when, if ever, they sell the products. The Company’s policy is to classify shipping and handling costs billed to customers as an offset to total shipping expense in the consolidated statements of operations, primarily within sales and marketing. In general, the Company’s customers do not have any rights of return or exchange.

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

Specific provisions for excess or obsolete inventory are also included in costs of revenue. In addition, we pay royalties attributable to the sale of specific products to some of our surgeon advisors that assisted us in the design, regulatory clearance or commercialization of a particular product, and these payments are recorded as costs of revenue.

Cash and Cash Equivalents

The Company considers all cash on deposit, money market accounts and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost for manufactured inventory determined under the standard costs, which approximate actual costs, determined on the first-in first-out (“FIFO”) method. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. Inventories purchased from third-party manufacturers are stated at the lower of cost or market using the first-in, first-out method. The Company reviews the carrying value of inventory on a periodic basis for excess or obsolete items, and records any write-down as a cost of revenue, as necessary. It is reasonably possible that the Company may be required to make adjustments to the carrying value of inventory in future periods. Inventory write-downs for excess or obsolete inventory are recorded as a cost of revenue. The Company holds consigned inventory at distributor and other customer locations where revenue recognition criteria have not yet been achieved.

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

Periodically the Company reviews the carrying value of the Company’s property and equipment that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment charge would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its property and equipment and identified specific asset impairments during the year ended December 31, 2016. No impairment was identified during the year ended December 31, 2017.

Accounts Receivable and Allowance for Doubtful Accounts

The majority of the Company’s accounts receivable is composed of amounts due from hospitals or surgical centers. Accounts receivable are carried at invoiced amount less an allowance for doubtful accounts. On a regular basis, the Company evaluates accounts receivable and estimate an allowance for doubtful accounts, as needed, based on various factors such as customers’ current credit conditions, length of time past due, and the general economy as a whole. Receivables are written off against the allowance when they are deemed uncollectible.

Long Lived Intangible Assets and Goodwill

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2017 and 2016.

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

If the Company’s revenues or other estimated operating results are not achieved at or above our forecasted level, and the Company is unable to recover such costs through price increases, the carrying value of certain of the Company’s assets may prove to be unrecoverable and we may incur impairment charges of definitive-live intangible assets.

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

The estimated fair value of the reporting unit exceeded the carrying value as of December 31, 2017 and 2016. The declining price of the Company’s stock is an early indicator that goodwill impairment may be a factor during 2018. The Company will continue to monitor the Company’s market capitalization and impairment indicators. In the event that goodwill is impaired, an impairment charge to earnings would become necessary.

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

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were less than $0.1 million for each of the years ended December 31, 2017 and 2016.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the fiscal year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired, or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits relative tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

The Company recognizes uncertain income tax positions taken on income tax returns at the largest amount that is more-likely than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2017 and 2016, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this update will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods therein, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its consolidated financial statements but believes the most significant change will relate to building leases.

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

New Accounting Pronouncement, Adopted in 2017

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) Simplifying the Measurement of Inventory”. The amendments clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those annual periods. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2017	2016
Common stock warrants	1,503,711	1,118,938
Common stock options	11,302	11,446
	1,515,013	1,130,384

2. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2017	2016
Raw materials	$740	$761
WIP	52	75
Finished goods	1,585	6,377
	$2,377	$7,213

Finished goods include consigned inventory of approximately $0.5 million and $5.6 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, inventories totaling $1.2 million and $1.1 million were classified as current and long-term, respectively (all inventory was classified as current as of December 31, 2016). Inventories classified as current represent the carrying value of inventories as of the date indicated, that management estimates will be sold during the following year. The above inventory totals are recorded net of a provision for slow moving inventory of approximately $9.4 million and $4.8 million at December 31, 2017 and 2016, respectively. Included in cost of goods sold for the years ended December 31, 2017 and 2016 is approximately $4.6 million and $1.2 million, respectively, of cost relating to the provision for slow moving.

3. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	Year Ended December 31,
	2017	2016
Manufacturing and lab equipment	$223	$223
Surgical instruments	6,398	5,269
Leasehold improvements	863	863
Software and computer equipment	745	816
Furniture and equipment	635	629
	8,864	7,800
Less: accumulated depreciation	(7,418)	(6,911)
	$1,446	$889

Depreciation expense for 2017 and 2016 was approximately $0.6 million and $1.4 million, respectively.

Management analyzed the undiscounted cash flows expected to be generated by the ceramic product line asset group and concluded that due to continuing declining revenues that the carrying value of ceramic related assets exceeded the total of the undiscounted cash flows. As a result, the Company recognized impairment charges of approximately $0.2 million related to its ceramics equipment, approximately $0.2 million related to leasehold improvements, and approximately $0.5 million related to its ceramics surgical instrument sets, totaling $0.9 million of impairment charges for the year ended December 31, 2016, to bring the carrying value to the estimated fair value. No impairment charge was recorded during the year ended December 31, 2017.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Customer relationships	$3,989	$3,990
Developed technology	4,685	4,685
Other patents and patent applications	562	562
Trademarks	350	350
	9,587	9,587
Less: accumulated amortization	(6,936)	(6,400)
	$2,651	$3,187

Amortization expense is expected to approximate $0.5 million per year during 2018 through 2021, $0.4 million in 2022 and a total of $0.1 million thereafter, until fully amortized. Amortization expense totaled approximately $0.5 million for both of the years ended December 31, 2017 and 2016.

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

Level 1	-	quoted market prices for identical assets or liabilities in active markets.

Level 2	-	observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3	-	unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of December 31, 2017 and 2016. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2017 and 2016.

	Fair Value Measurements as of December 31, 2017 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,357	$1,357

	Fair Value Measurements as of December 31, 2016 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$3,665	$3,665

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2017 and 2016. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016 (in thousands):

Common Stock Warrants
Balance at December 31, 2015	$(598)
Issuance of derivatives	(5,817)
Decrease in liability due to warrants being Exercised	274
Change in fair value	2,476
Balance at December 31, 2016	(3,665)
Issuance of derivatives	(810)
Change in fair value	3,118
Balance at December 31, 2017	$(1,357)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of December 31, 2017 and 2016, approximately $0.5 million of the derivative liability was calculated using the Black-Scholes-Merton valuation model. As of December 31, 2017 and 2016, approximately $0.9 million and $3.1 million respectively, were calculated using the Monte Carlo Simulation valuation model. Issuances of common stock warrants deemed to be derivative liabilities during both of the years ended December 31, 2017 and 2016, were valued at approximately $0.8 million and $5.8 million, respectively, on the date of issuance using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model at December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Weighted-average risk-free interest rate	1.89%	0.92%
Weighted-average expected life (in years)	1.9	2.5
Expected dividend yield	-%	-%
Weighted average expected volatility	107%	136%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at December 31, 2017 and 2016 were as follows:

	December 31, 2017	January 24, 2017	December 31, 2016	July 08, 2016
Weighted-average risk-free interest rate	2.2%	1.94%	1.47%	0.95%
Weighted-average expected life (in years)	3.6	5.0	4.5	5.0
Expected dividend yield	-%	-%	-%	-%
Weighted average expected volatility	64%	66%	65%	68%

In addition, if any time after the second anniversary of the issuance of the warrant, both: (1) the 30-day volume weighted average price of the Company’s stock exceeds $3.00; and (2) the average daily trading volume for such 30-day period exceeds $0.4 million, the Company may call this warrant for $0.01 per share. Because of the call provision, management believes the Monte Carlo Simulation valuation model provides a better estimate of fair value for the warrants issued during 2017 and 2016 than the Black-Scholes-Merton valuation model.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016
Commissions	$311	$466
Payroll and related expenses	477	461
Royalties	96	416
Interest payable	6	76
Final loan payment fees	1,650	1,333
Other	142	431
	$2,682	$3,183

7. Debt

North Stadium Term Loan – Related Party

On July 28, 2017, the Company entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The North Stadium Loan bears interest at 10% per annum and requires the Company to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the North Stadium Loan is due and payable on July 28, 2018. The North Stadium Loan is secured by substantially all of the Company’s assets but is junior to security interest in assets encumbered by the Hercules Term Loan (see below). In connection with the North Stadium Loan the Company also issued North Stadium a warrant to purchase up to 55,000 shares of the Company’s common stock at a purchase price of $5.04 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which is being amortized as interest expense over the life of the term loan.

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20.0 million term loan. The Hercules Term Loan matured on January 1, 2018. The Hercules Term Loan included a $0.2 million closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and is being amortized to interest expense over the life of the loan. The Hercules Term Loan also includes a non-refundable final payment fee of $1.7 million. The final payment fee is being accrued and recorded to interest expense over the life of the loan. The Hercules Term Loan bears interest at the rate of the greater of either (i) the prime rate plus 7.7%, and (ii) 10.95%, provided however, that during an adjustment period, the term loan interest rate shall mean for any day a per annum rate of interest equal to the grater of either (i) the prime rate plus 9.2%, and (ii) 12.45%. The applicable rate was 11.95% as of December 31, 2017. Interest accrues from the closing date of the loan and interest payments are due monthly. Principal payments commenced August 1, 2015 and are currently being made in equal monthly installments totaling approximately $0.5 million, with the remainder due at maturity. The Hercules Term Loan is secured by a first priority security interest in substantially all of its assets, including intellectual property, of the Company and contains covenants restricting payments to certain Company affiliates and certain financial reporting requirements.

On September 8, 2015, the Company entered into a Consent and First Amendment to Loan and Security Agreement (the “Amendment”) with Hercules. The Amendment modified the liquidity covenant to reduce the required minimum cash and cash equivalents balance by $0.5 million for every $1.0 million in principal paid, up to a minimum of $2.5 million. Once the Hercules Term Loan principal balance is below $2.5 million the Company is only required to maintain a cash and cash equivalents balance equal to the outstanding principal balance on the Hercules Term loan. The minimum cash and cash equivalents balance required to maintain compliance with the minimum liquidity covenant as of December 31, 2017, was approximately $0.6 million. Subsequent to December 31, 2017, the Company entered into an exchange agreement pursuant to which the Company agreed to exchange the Hercules Term Loan for two senior secured convertible promissory notes (See Note 13).

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

Riverside Debt

On April 4, 2016, the Company entered into an exchange agreement (the “Exchange Agreement”) with Riverside, pursuant to which the Company agreed to exchange $1.0 million of the principal amount outstanding under the Hercules Term Loan held by Riverside for a subordinated convertible promissory note in the principal amount of $1.0 million (the “First Exchange Note”) and a warrant to purchase 8,333 shares of common stock of the Company at a fixed exercise price of $19.56 per share (the “First Exchange Warrant”) (the “Exchange”). All principal accrued under the Exchange Notes was convertible into shares of common stock at the election of the Holder at any time at a fixed conversion price of $17.16 per share (the “Conversion Price”). The closing stock price on April 4, 2016, was $19.56 and a beneficial conversion feature of $0.2 million was recorded to equity and as a debt discount. The warrant value of $0.1 million was recorded to equity and as a debt discount.

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

On April 18, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Hercules Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Second Exchange Note”). The closing stock price on April 18, 2016, was $24.24 and a beneficial conversion feature of $0.4 million was recorded to equity and as a debt discount. Additionally, on April 27, 2016, the Company and Riverside exercised their option to exchange an additional $1.0 million of the principal amount of the Term Loan for an additional subordinated convertible promissory note in the principal amount of $1.0 million (the “Third Exchange Note”) and an additional warrant to purchase 8,333 shares of the Company’s common stock at a fixed exercise price of $19.92 per share. The warrant value of $0.1 million was recorded to equity and as a debt discount. The closing stock price on April 27, 2016, was $19.92 and a beneficial conversion feature of $0.3 million was recorded to equity and as a debt discount. Financing costs were $0.3 million and were recorded to interest expense. The unamortized deferred financing costs and debt discount of the Hercules Term Loan exchanged were $0.2 million at the time of the exchange and were recorded as a loss on extinguishment of debt related to the debt exchange. The First Exchange Note, the Second Exchange Note and the Third Exchange Note are collectively referred to herein as the “Exchange Notes.”

Pursuant to the terms of the Exchange Notes, since the volume-weighted average price of the Company’s common stock was less than the Conversion Price on May 6, 2016, the Company issued an additional 11,667 shares of common stock to Riverside and recorded the value of the True-Up Shares of $0.2 million to interest expense and equity.

All principal outstanding under each of the Exchange Notes was to be due on April 3, 2018 (the “Maturity Date”). Each of the Exchange Notes bore interest at a rate of 6% per annum, with the interest that would accrue on the initial principal amount of the Exchange Notes during the first 12 months being guaranteed and deemed earned as of the date of issuance. Prior to the Maturity Date, all interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of common stock at the Company’s option, at a conversion price of $16.08 per share. During 2016, the entire principal amount of the First and Second Exchange Notes, $0.3 million of the Third Exchange Note, and the interest related to the First, Second, and Third Exchange Notes was converted into 145,227 shares of common stock. In July 2016, the Company paid Riverside $0.8 million to redeem in full the remaining principal balance of the Third Exchange Note. The debt discounts associated with the converted debt was recorded to interest expense.

Magna Note

In July 2016, the Company paid Magna $0.9 million to redeem in full the remaining principal balance and interest related to the Magna Note. The outstanding principal amount of the Magna Note at extinguishment was $0.8 million. The Magna Note would have matured on August 11, 2016, and accrued interest at an annual rate of 6.0%.

Long-term debt consisted of the following (in thousands):

	December 31, 2017			December 31, 2016
		Unamortized			Unamortized
	Outstanding	Discount and Debt Issuance	Net Carrying	Outstanding	Discount and Debt Issuance	Net Carrying
	Principle	Costs	Amount	Principle	Costs	Amount
Hercules Term Loan	$605	$-	$605	$7,421	$(409)	$7,012
North Stadium	2,500	(144)	2,356	-	-	-
Total debt	3,105	(144)	2,961	7,421	(409)	7,012
Less: Current portion	(3,105)	144	(2,961)	(7,421)	409	(7,012)
Long-term debt	$-	$-	$-	$-	$-	$-

8. Equity

January 2017 Offering

During 2017, the Company completed a secondary offering in which the Company sold 741,667 shares of common stock and warrants to purchase 333,750 shares of common stock. The Company received approximately $3.9 million in proceeds from the offering, with $3.1 million, net of issuance costs of $0.6 million, allocated to common stock and $0.8 million allocated to the warrants. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed $0.1 million of issuance costs. The warrants became exercisable on the closing date, expire on the five-year anniversary of the closing date, and have an initial exercise price per share equal to $6.60 subject to adjustments for events of recapitalization, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.

On February 24, 2017, the underwriter in the 2017 secondary offering exercised its option to purchase additional warrants for 30,000 shares of the Company’s common stock.

July 2016 Offering

In July 2016, the Company completed a secondary offering in which the Company sold 5,258,000 Class A Units, including 1,650,000 units sold pursuant to the exercise by the underwriters of their over-allotment option, priced at $1.00 per unit, and 7,392 Class B Units, priced at $1,000 per unit. Each Class A Unit consisted of 1/12th share of common stock and one warrant to purchase 1/12th share of common stock. Each Class B Unit consisted of one share of preferred stock convertible into 83 shares of common stock and warrants to purchase 83 shares of common stock. The securities comprising the units were immediately separable and were issued separately. In total, the Company issued 438,167 shares of common stock, 7,392 shares of preferred stock convertible into 616,000 shares of common stock and warrants to purchase 1,054,167 shares of common stock at a fixed exercise price of $12.00 per share. The Company received proceeds of approximately $11.4 million, net of underwriting and other offering costs.

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

Subsequent to the secondary offering, all 7,392 shares of convertible preferred stock have been converted into 616,000 shares of common stock. Furthermore, the Company received $0.4 million and issued 37,208 shares of common stock upon the exercise of certain warrants issued in the secondary offering.

Other Issuance

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

During 2016, 156,893 shares of common stock were issued related to the Riverside Debt discussed in Note 7.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the years ended December 31, 2017 and 2016 is as follows:

		December 31, 2017
		Weighted- Average	Weighted- Average Remaining Contractual Life
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding at December 31, 2016	11,446	$367.08	8.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(144)	$8,719.64	-	-
Outstanding at December 31, 2017	11,302	$264.26	7.3	$-
Exercisable at December 31, 2017	9,835	$287.31	8.3	$-
Vested and expected to vest at December 31, 2017	11,302	$264.26	7.3	$-

		December 31, 2016
		Weighted- Average	Weighted- Average Remaining Contractual Life
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding at December 31, 2015	9,364	$498.60	-	$-
Granted	3,280	16.44	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1,198)	$495.96	-	-
Outstanding at December 31, 2016	11,446	$367.08	8.2	$-
Exercisable at December 31, 2016	8,996	$507.72	7.9	$-
Vested and expected to vest at December 31, 2016	11,446	$367.08	8.7	$-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of a peer group of similar companies. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the year ended December 31, 2016, (no options were granted for the year ended December 31, 2017):

December 31, 2016
Weighted-average risk-free interest rate	1.63%
Weighted-average expected life (in years)	6.30
Expected dividend yield	0%
Weighted-average expected volatility	66.00%

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the consolidated statements of operations is allocated as follows (in thousands):

	As of December 31,
	2017	2016
Cost of revenue	$10	$17
Research and development	64	104
General and administrative	92	132
Selling and marketing	53	17
Capitalized into inventory	-	3
	$219	$273

Unrecognized stock-based compensation at December 31, 2016 and 2017 were as follows (in thousands):

	As of December 31, 2016
		Weighted
		Average
		Remaining
	Unrecognized Stock-Based	Period of Recognition
	Compensation	(in years)
Stock options	$256	1.13

	As of December 31, 2017
		Weighted
		Average
		Remaining
	Unrecognized Stock-Based	Period of Recognition
	Compensation	(in years)
Stock options	$37	0.40

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax expense:

	December 31,
	2017	2016
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(5.1)%	(3.4)%
Return to provision	(0.2)%	0.0%
Equity related expenses	(10.4)%	(1.8)%
Change in statutory rate	272.7%	0.0%
Change in valuation allowance	(221.1)%	40.1%
Other permanent differences	0.1%	0.1%
Total income tax expense	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$41,840	$61,279
Stock-based compensation	2,907	4,373
Inventory Reserve	2,340	1,846
Federal R&D Credit	2,222	2,222
Accrued Expenses	492	640
Depreciation	-	474
Other	108	248
Total deferred tax assets	49,909	71,082

Deferred tax liabilities:
Depreciation	(37)	-
Intangibles	(210)	(697)

Total deferred tax liabilities	(247)	(697)
Less valuation allowance	(49,796)	(70,519)
Net deferred tax liability	$(134)	$(134)

At December 31, 2017 and 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $167.7 million and $160.2 million, respectively. The federal and state net operating loss carryforwards will expire from 2023 to 2037, unless previously utilized. Additionally, the Company believes an ownership change has occurred that would trigger the limitation on usage of net operating losses imposed by Internal Revenue Code section 382. Because of this limitation, a significant portion of the net operating losses would more likely than not expire unused.

During the years ended December 31, 2017 and 2016, the Company recognized no amounts related to interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance decreased by approximately $20.7 million and increased by $5.6 million for the years ended December 31, 2017 and 2016, respectively.

Recent Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. federal corporate tax rate from 35% to 21% effective for our calendar year ending December 31, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.

The Tax Reform Act reduces the federal corporate tax rate to 21% effective for our calendar year ending December 31, 2018. We recognized the effects of the Tax Reform Act for the re-measurement of the net deferred tax liabilities during the year ended December 31, 2017.

We recognized the income tax effects of the Tax Reform Act in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Reform Act was signed into law. The guidance addresses how a company recognizes provision amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. As such, the financial results reflect the income tax effects of the Tax Reform Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Reform Act for which the accounting under ASC 740 is incomplete, but a reasonable estimate could be determined. Pursuant to the SAB 118, we are allowed a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.

11. Commitment and Contingencies

The Company currently leases laboratory, manufacturing and office space and equipment under noncancelable operating leases which provide for rent holidays and escalating payments; this lease ends 2019. Lease incentives, including rent holidays, allowances for tenant improvements and rent escalation provisions, are recorded as deferred rent. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term. Sublease income is recorded as a reduction of rent expense. For each of the years ended December 31, 2017 and 2016, rental expense was $1.0 million and $0.6 million, respectively. Sublease income was $0.1 million and $0.1 million during both of the years ended December 31, 2017 and 2016.

The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017 (in thousands):

Year ending December 31:	Operating Leases	Sublease Income	Total
2018	$952	$(126)	$826
2019	980	-	980
2020	980	-	980
Total minimum lease payments	$2,912	$(126)	$2,786

The Company has entered into consulting and development agreements with some of its advisors, including some surgeon advisors. The Company has agreed to pay some of the surgeon advisors a portion of the net profits attributable to the sale of specific spine products for which the surgeon advisors provided the Company with consulting and related services related to the conceptualization, development, testing, clearance, approval and/or related matters involving implant products. The Company is obligated to pay royalties to different surgeon advisors in connection with the sale of certain of its implant products. These agreements generally continue until the later of (a) ten years from the date of the agreements, and (b) the expiration of the patent rights relating to the devices covered by the agreements, when rights have been assigned by the individuals to the Company. The Company incurred royalties of $0.3 million and $0.06 million related to these agreements for the years ended December 31, 2017 and 2016, respectively. None of the royalty arrangements contain minimum royalty payments.

On May 13, 2015, the Company entered into a joint agreement for research and development of silicon nitride-based devices. This agreement is effective for a period of five years from the date of commencement. The Company incurred payments of $0.03 million related to this agreement for each of the years ended December 31, 2017 and 2016.

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

12. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $0.1 million relating to retirement contributions for each of the years ended December 31, 2017 and 2016.

13. Restatement to Previously Issued 2016 Consolidated Balance sheet and Related Statements of Operations, Stockholders’ Equity and Cash Flows

The Company previously restated and re-issued (on December 26, 2017) the 2016 consolidated financial statements because of the failure to record a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 that were previously recorded as equity.  The impact of this change as of and for the year ended December 31, 2016, is as follows (in thousands, except share and per share data):

	Year ended December 31, 2016
	As Previously Reported	Restatement - Warrant Liability	As Restated After Restatement
Total other expense, net	$(5,063)	$1,835	$(3,228)
Total net loss/comprehensive loss	(16,598)	1,835	(14,763)
Deemed dividend related to beneficial conversion feature and accretion of a discount a Series A Preferred Stock	(6,278)	-	(6,278)
Net loss attributable to common stockholders	$(22,876)	$1,835	$(21,041)
Net loss per share attributable to common stockholders:
Basic and diluted	$(14.82)	$1.19	$(13.63)
Weighted average common shares outstanding:
Basic and diluted	1,543,735	-	1,543,735

Common stock, $0.01 par value	$22		$22
Additional paid-in capital	227,486	(4,973)	222,513
Accumulated deficit	(213,135)	1,835	(211,300)
Total stockholders' equity	$14,373	$(3,138)	$11,235

Derivative liabilities, current portion	$-	$3,137	$3,137

For the twelve months ended December 31, 2016, the consolidated statement of cash flows changed from that which was previously reported as follows: A $571,000 positive addback for offering costs was recorded to offset a $571,000 increase to net loss, with no net cash impact on cash flows from operating activities. In addition, the allocation of proceeds among common stock, preferred stock and derivative liability changed, with no net cash flow impact on cash flows from financing activities.

14. Restatement to Previously Issued 2017 Condensed Consolidated Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements as of March 31, 2017, June 30, 2017 and September 30, 2017, and for the three, six and nine-month periods then ended, the Company identified errors related to a failure to record a derivative liability from the issuance of 1,054,167 common stock warrants during July 2016 and the issuance of 333,750 common stock warrants during January 2017 that were previously recorded as equity. The impact of this change to the Company’s previously issued condensed consolidated financial statements as of and for the above outlined periods were restated in amended Quarterly Reports on Form 10-Q/A.  The impact of these changes for the above-mentioned periods are repeated below (in thousands, except share and per share data):

March 31, 2017

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

June 30, 2017

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

For the three and six months ended June 30, 2017, the condensed consolidated statement of cash flows changed from that which was previously reported as follows: An approximate $131,000 positive addback for offering costs was recorded to offset an approximate $131,000 increase to net loss, with no net cash impact on cash flows from operating activities. In addition, the allocation of proceeds among common stock, preferred stock and derivative liability changed, with no net cash flow impact on cash flows from financing activities.

September 30, 2017

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

For the three and nine months ended September 30, 2017, the condensed consolidated statement of cash flows changed from that which was previously reported as follows: An approximate $131,000 positive addback for offering costs was recorded to offset an approximate $131,000 increase to net loss, with no net cash impact on cash flows from operating activities. In addition, the allocation of proceeds among common stock, preferred stock and derivative liability changed, with no net cash flow impact on cash flows from financing activities.

15. Subsequent Events

On January 3, 2018, the Company entered into an exchange agreement pursuant to which the Company agreed to exchange the Hercules Term Loan (see Note 7) for two senior secured convertible promissory notes each in the principal amount of $1.1 million for an aggregate principal amount of $2.2 million, (the “Exchange Notes”). The Exchange Notes will mature on February 3, 2019 (the “Maturity Date”). The Exchange Notes bear interest at a rate of 15% per annum. Prior to the Maturity Date, principal and interest accrued under the Exchange Notes is payable in cash or, if certain conditions are met, payable in shares of common stock of the Company. All principal accrued under the Exchange Notes is convertible into shares of the Company’s common stock (“Conversion Shares”) at the election of the holders at any time at a fixed conversion price of $3.87 per share. Upon the occurrence of an event of default, the Assignees are entitled to convert all or any part of their Exchange Note at a conversion price (the “Alternate Conversion Price”) equal to 70% of the lowest traded price of the Company’s common stock during the ten trading days prior to the conversion date, provided that (i) in no event may the Alternate Conversion Price be less than $1.75 per share and (ii) the Assignees shall not be entitled to receive more than 19.99% of the outstanding Common Stock. So long as this Exchange Notes remains outstanding or the Assignees hold any Conversion Shares, the Company is prohibited from entering into any financing transaction pursuant to which the Company sells its securities at a price lower than $1.75 per share.

On January 31, 2018, the Company signed a promissory note in the aggregate principal amount of up to $0.8 million (the “Note”) for an aggregate purchase price of up to $0.7 million and warrants to purchase up to an aggregate of 68,257 shares of common stock of the Company (the “Warrants”) at an exercise price of $3.31 per share. The maturity date is six months from date of funding. The Note bears interest at a rate of 8% per year and a default interest rate of 18% per year. The Note may be converted by the holder of the Note at any time following an event of default. The conversion price of the Note in the event of a default is equal to the product of (i) 0.70 multiplied by (ii) the lowest volume weighted average price, or VWAP, of the Company’s common stock during the 20 trading period ending in the Holder’s sole discretion on the last complete trading day prior to conversion, or, the conversion date.

On March 6, 2018, the “Company entered into a warrant amendment agreement (the “Amendment Agreement”) with certain holders of previously issued Series E Common Stock Purchase Warrants (collectively, “Investor”). In connection with that certain Series E Common Stock Purchase Warrant between the Company and Investor dated July 8, 2016, the Company issued to Investor warrants to purchase up to 832,000 shares of common stock (the “Warrant Shares”) at an exercise price of $12.00 per share, (the “Investor Warrants”). Under the terms of the Amendment Agreement, in consideration of Investor exercising 600,000 of the Investor Warrants (the “Warrant Exercise”), the exercise price per share of the Investor Warrants was reduced to $2.125 per share. In addition, and as further consideration, the Company issued to Investor warrants to purchase up to the number of shares of common stock equal to 100% of the number of Warrant Shares issued pursuant to the Warrant Exercise at an exercise price per share equal to $2.00 per share. The New Warrants are exercisable for up to five years from the Effective Date. The Company also granted to an advisor to the transaction securities purchase warrants covering a number of shares of the Company’s common stock equal 1.5% of the total number of shares of the Company’s common stock underlying the Investor Warrants.

