Form 10-Q
period 2018-03-31
AMEDICA Corp
filed 2018-05-15
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

4,364,345 shares of common stock, $0.01 par value, were outstanding at May 10, 2018.

Amedica Corporation

Amedica Corporation

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$409	$539
Trade accounts receivable, net of allowance of $37 and $22, respectively	1,571	1,240
Prepaid expenses and other current assets	379	190
Inventories, net	1,231	1,241
Total current assets	3,590	3,210

Inventories, net	1,130	1,136
Property and equipment, net	1,332	1,446
Intangible assets, net	2,567	2,651
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$14,817	$14,641

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,025	$1,732
Accrued liabilities	1,110	2,682
Debt – related party	2,418	2,356
Debt	2,095	605
Derivative liabilities, current portion	301	896
Total current liabilities	7,948	8,271

Deferred rent	139	179
Other long-term liabilities	287	288
Derivative liabilities, net of current portion	457	461
Total liabilities	8,832	9,199

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; no shares issued and outstanding.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 4,276,844 and 3,028,065 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	43	30
Additional paid-in capital	229,971	226,041
Accumulated deficit	(224,028)	(220,629)
Total stockholders’ equity	5,986	5,442
Total liabilities and stockholders’ equity	$14,817	$14,641

The condensed consolidated balance sheet as of December 31, 2017, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Product revenue	$2,291	$2,629
Costs of revenue	524	661
Gross profit	1,767	1,968
Operating expenses:
Research and development	1,239	1,016
General and administrative	1,474	1,112
Sales and marketing	1,198	1,642
Total operating expenses	3,911	3,770
Loss from operations	(2,144)	(1,802)
Other income (expenses):
Interest expense	(476)	(360)
Loss on extinguishment of debt	(340)	-
Change in fair value of derivative liabilities	811	1,780
Loss on extinguishment of derivative liabilities	(1,252)	-
Offering costs	-	(131)
Other income, net	2	1
Total other income (expense), net	(1,255)	1,290
Net loss before income taxes	(3,399)	(512)
Provision for income taxes	-	-
Net loss	(3,399)	(512)
Deemed dividend related to adjustment of the exercise price of warrants issued with debt	(9)	-
Net loss attributable to common stockholders	$(3,408)	$(512)
Net loss per share
Basic and diluted	$(1.00)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	3,411,246	2,826,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net loss	$(3,399)	$(512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	148	162
Amortization of intangible assets	134	134
Amortization of lease incentive for tenant improvements	15	5
Non-cash interest expense	410	224
Loss on extinguishment of debt	340	-
Stock based compensation	24	60
Change in fair value of derivative liabilities	(811)	(1,780)
Gain on disposal of equipment	(2)	-
Loss on extinguishment of derivative liabilities	1,252	-
Provision for inventory reserve	-	150
Offering costs	-	131
Changes in operating assets and liabilities:
Trade accounts receivable	(331)	(82)
Prepaid expenses and other current assets	(191)	47
Inventories	15	90
Accounts payable and accrued liabilities	314	(462)
Net cash used in operating activities	(2,082)	(1,833)
Cash flows from investing activities
Purchase of property and equipment	(34)	(292)
Purchase of intangible asset	(50)	-
Proceeds from sale of property and equipment	3	-
Net cash used in investing activities	(81)	(292)
Cash flows from financing activities
Proceeds from issuance of stock in connection with exercise of warrants, net of issuance costs	1,328	-
Proceeds from issuance of debt	705	-
Payments on debt	-	(1,653)
Proceeds from issuance of common stock, net of issuance costs	-	3,128
Proceeds from issuance of warrant derivative liability	-	679
Net cash provided by financing activities	2,033	2,154
Net increase (decrease) in cash and cash equivalents	(130)	29
Cash and cash equivalents at beginning of period	539	6,915
Cash and cash equivalents at end of period	$409	$6,944

Noncash investing and financing activities
Debt exchange	$2,265	$-
Payment of debt with common stock	1,453	-
Warrants issued in association with debt	98	-
Supplemental cash flow information
Cash paid for interest	$72	$136

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company and its wholly-owned subsidiary, US Spine. All material intercompany transactions and balances have been eliminated in consolidation. SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements.

For the three months ended March 31, 2018 and 2017, the Company incurred net losses of $3.4 million and $0.5 million, respectively, and used cash in operations of $2.0 million and $1.8 million, respectively. The Company had an accumulated deficit of $224.0 million and $220.6 million as of March 31, 2018 and December 31, 2017, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

In 2016, the Company implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2018. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost-saving measures, an experienced and highly successful leader for the Sales and Marketing team was recruited and hired. This individual has subsequently hired additional experienced personnel in Sales and Marketing. The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of the Company’s silicon nitride material are not well known, and the Company believes that the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants, the recently developed pedicle screw system known as Taurus, a variation of the Taurus system known as Taurus MIS and a newly developed interbody device known as C+CSC with Lumen.

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. The Company has engaged in discussions with investment and banking firms to examine financing alternatives, including options to encourage the exercise of outstanding warrants and other lending alternatives. To this effect, in March 2018, the Company closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs on a warrant reprice and exercise transaction. See discussion regarding Warrant Reprice March 2018 in Note 8 below. Additionally, on May 14, 2018, we closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15,000,000, which excludes underwriting discounts and commissions and offering expenses payable by the Company. For further discussion regarding the recently closed public offering see Note 11. Subsequent Events.

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements Not Yet Adopted

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

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this update will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods therein, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its financial statements but believes the most significant change will relate to building leases.

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

New Accounting Pronouncements Adopted During the Quarter Ended March 31, 2018

In March 2016, the FASB updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as the well as classification in the statement of cash flows. The standard is effective for the Company for its annual period beginning January 1, 2018. The guidance in this standard did not have a material impact on the financial statements of the Company.

The Company early adopted ASU 2017-11 - Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update changed the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The adoption of this update did not change the accounting conclusions related to any instruments issued prior to the adoption of this update during the first quarter of 2018.

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are primarily comprised of warrants for the purchase of common stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities, shares of common stock, totaling approximately 1.6 million and 1.5 million as of March 31, 2018 and 2017, respectively.

3. Inventories, net

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$737	$740
WIP	106	52
Finished goods	1,518	1,585
	$2,361	$2,377

Finished goods included consigned inventory totaling approximately $0.5 million as of March 31, 2018 and December 31, 2017. As of March 31, 2018, inventories totaling $1.2 million and $1.1 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of March 31, 2018, that management estimates will be sold by March 31, 2019.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Developed technology	$4,685	$4,685
Customer relationships	3,989	3,989
Other patents and patent applications	562	562
Trademarks	401	350
	9,637	9,587
Less: accumulated amortization	(7,070)	(6,936)
	$2,567	$2,651

Amortization expense is expected to approximate $400,000 for the remainder of 2018, $536,000 per year through 2021, $369,000 in 2022 and total $140,000 thereafter, until fully amortized.

5. Fair Value Measurements

Financial Instruments Measured and Recorded at Fair Value on a Recurring Basis

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of March 31, 2018 and December 31, 2017. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements as of March 31, 2018
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$758	$758

	Fair Value Measurements as of December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,357	$1,357

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2018 and 2017.

Common Stock Warrants
Balance at December 31, 2016	$(3,665)
Issuances of derivatives	(810)
Decrease in liability due to warrants being exercised	-
Change in fair value	1,780
Other, net	(1)
Balance at March 31, 2017	$(2,696)

Balance at December 31, 2017	$(1,357)
Issuances of derivatives	-
Decrease in liability due to warrants being exercised	-
Change in fair value	811
Other, net	(212)
Balance at March 31, 2018	$(758)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. At March 31, 2018 and December 31, 2017, $0.5 million and $0.5 million, respectively, of the derivative liability was calculated using the Black-Scholes-Merton valuation model. At March 31, 2018 and December 31, 2017, $0.3 million and $0.9 million of the derivative liability was calculated using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Weighted-average risk-free interest rate	2.36%	1.89%
Weighted-average expected life (in years)	1.5	1.9
Expected dividend yield	-%	-%
Weighted-average expected volatility	104%	107%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Weighted-average risk-free interest rate	2.56%	2.2%
Weighted-average expected life (in years)	3.3	3.6
Expected dividend yield	-%	-%
Weighted average expected volatility	63%	64%

In addition, if at any time after the second anniversary of the issuance of the warrant, both: (1) the 30-day volume weighted average price of the Company’s stock exceeds $3.00; and (2) the average daily trading volume for such 30-day period exceeds $350,000, the Company may call this warrant for $0.01 per share. Because of the call provisions, management believes the Monte Carlo Simulation valuation model provides a better estimate of fair value for the warrants issued during July 2016 and January 2017 than the Black-Scholes-Merton valuation model.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Payroll and related expense	$457	$477
Other	284	142
Commissions	252	311
Royalties	106	96
Interest payable	11	6
Final loan payment fees	-	1,650
	$1,110	$2,682

7. Debt

L2 Capital Debt

On January 31, 2018, the Company signed a promissory note in the aggregate principal amount of up to $840,000 (the “L2 Note”) for an aggregate purchase price of up to $750,000 and warrants to purchase up to an aggregate of 68,257 shares of common stock of the Company (the “Warrants”) at an exercise price of $3.31 per share. The maturity date is six months from date of funding. The L2 Note bears interest at a rate of 8% per year and a default interest rate of 18% per year. The L2 Note may be converted by the holder of the L2 Note at any time following an event of default. The conversion price of the L2 Note in the event of a default is equal to the product of (i) 0.70 multiplied by (ii) the lowest volume weighted average price, or VWAP, of the Company’s common stock during the 20-day trading period ending in the holder of the L2 note’s sole discretion on the last complete trading day prior to conversion, or, the conversion date.

Hercules and MEF I, LP/Anson Investments Debt Exchange

On January 3, 2018, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with MEF I, LP and Anson Investments Master Fund (collectively the “Assignees” and each an “Assignee”), Hercules Technology III, L.P. (“HT III”) and Hercules Capital, Inc. (“HC” and, together with HT III, “Hercules”), pursuant to which Hercules assigned to the Assignees all amounts remaining due under the Loan and Security Agreement, dated June 30, 2014, as amended, between the Company and Hercules (the “Loan and Security Agreement”) and (2) the note (the “Hercules Note”) between the Company and Hercules evidencing the amounts due under the Loan and Security Agreement. The total amount assigned by Hercules to the Assignees in the aggregate was $2,264,623 and is secured by the same collateral underlying the Loan and Security Agreement. Subsequently, the Company entered into an exchange agreement pursuant to which the Assignees agreed to exchange the Hercules Term Loan obligation acquired by them for two senior secured convertible promissory notes issued by the Company, each in the principal amount of $1.1 million for an aggregate principal amount of $2.2 million, (the “Exchange Notes”). The Exchange Notes will mature on February 3, 2019 (the “Maturity Date”). The Exchange Notes bear interest at a rate of 15% per annum. Prior to the Maturity Date, principal and interest accrued under the Exchange Notes is payable in cash or, if certain conditions are met, payable in shares of common stock of the Company. All principal accrued under the Exchange Notes are convertible into shares of the Company’s common stock (“Conversion Shares”) at the election of the holders at any time at a fixed conversion price of $3.87 per share. Upon the occurrence of an event of default, the Assignees are entitled to convert all or any part of their Exchange Notes at a conversion price (the “Alternate Conversion Price”) equal to 70% of the lowest traded price of the Company’s common stock during the ten trading days prior to the conversion date, provided that (i) in no event may the Alternate Conversion Price be less than $1.75 per share   and (ii) the Assignees shall not be entitled to receive more than 19.99% of the outstanding common stock. So long as these Exchange Notes remain outstanding or the Assignees hold any Conversion Shares, the Company is prohibited from entering into any financing transaction pursuant to which the Company sells its securities at a price lower than $1.75 per share. The Exchange Notes are secured by a first priority security interest in substantially all assets, including intellectual property, of the Company and contains covenants restricting payments to certain Company affiliates.

North Stadium Term Loan – Related Party

On July 28, 2017, the Company entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The North Stadium Loan bears interest at 10% per annum and requires the Company to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the Loan are due and payable on July 28, 2018. The North Stadium Loan is secured by substantially all of the Company’s assets but is junior to the security interest in assets encumbered by the Hercules Term Loan now held by MEF I and Anson Investments. In connection with the North Stadium Loan, the Company also issued North Stadium a warrant to purchase up to 55,000 shares of the Company’s common stock at a purchase price of $5.04 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, was recorded as a debt discount and is being amortized as interest expense over the life of the term loan.

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20.0 million term loan. The Hercules Term Loan matured on January 1, 2018. The Hercules Term Loan included a $0.2 million closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and was amortized to interest expense over the life of the loan. The Hercules Term Loan also included a non-refundable final payment fee of $1.7 million. The final payment fee was accrued and recorded to interest expense over the life of the loan. On January 3, 2018, the Hercules Term Loan and all amounts owing thereunder were assigned to MEF I and Anson Investments. See discussion above for a more detailed description of that transaction.

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

Hercules and Riverside Debt Exchange

On April 4, 2016, the Company entered into an Assignment and Second Amendment to Loan and Security Agreement (the “Assignment Agreement”) with Riverside and Hercules, pursuant to which Hercules sold $1.0 million of the principal amount outstanding under the Hercules Term Loan to Riverside. In addition, pursuant to the terms of the Assignment Agreement, Riverside acquired an option to purchase an additional $2.0 million of the principal amount outstanding under the Hercules Term Loan from Hercules. Riverside subsequently exercised its option in full and acquired the additional $2.0 million of the outstanding principal amount of the Hercules Term Loan.

Long-term debt consisted of the following (in thousands):

	March 31, 2018			December 31, 2017
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
Hercules Term Loan	$-	$-	$-	$605	$-	$605
North Stadium	2,500	(82)	2,418	2,500	(144)	2,356
MEF I, LP	731	-	731	-	-	-
Anson Investments	712	-	712	-	-	-
L2 Capital	840	(188)	652	-	-	-
Total debt	4,783	(270)	4,513	3,105	(144)	2,961
Less: Current portion	(4,783)	270	(4,513)	(3,105)	144	(2,961)
Long-term debt	$-	$-	$-	$-	$-	$-

8. Equity

Warrant Reprice March 2018

During the three months ended March 31, 2018, the Company entered into a warrant amendment agreement (the “Amendment Agreement”) with certain holders of previously issued Series E Common Stock Purchase Warrants (collectively, “Investors”). In connection with that certain Series E Common Stock Purchase Warrant between the Company and Investors dated July 8, 2016, the Company issued to Investors warrants to purchase up to 832,000 shares of common stock (the “Warrant Shares”) at an exercise price of $12.00 per share, (the “Investors Warrants”). Under the terms of the Amendment Agreement, in consideration of Investors exercising 668,335 of the Investors Warrants (the “Warrant Exercise”), the exercise price per share of the Investor Warrants was reduced to $2.125 per share. 668,335   of the Investors Warrants were exercised resulting in gross proceeds to the Company of $1.4 million before payment of placement agent fees and costs. In addition, and as further consideration, the Company issued to Investors new warrants to purchase up to the number of shares of common stock equal to 100% of the number of Warrant Shares issued pursuant to the Warrant Exercise at an exercise price per share equal to $2.00 per share.

January 2017 Offering

During 2017, the Company completed a secondary offering in which the Company sold 741,667 shares of common stock and warrants to purchase 363,750 shares of common stock. The Company received approximately $3.9 million in proceeds from the offering, with $3.1 million, net of issuance costs of $0.6 million, allocated to common stock and $0.8 million allocated to the warrants. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed $0.1 million of issuance costs. The warrants became exercisable on the closing date, expire on the five-year anniversary of the closing date, and have an initial exercise price per share equal to $6.60 subject to adjustments for events of recapitalization, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.

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

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended March 31, 2018 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2017	11,302	$264.26	7.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of March 31, 2018	11,302	$264.26	7.0	$-
Exercisable as of March 31, 2018	9,876	$279.01	8.0	$-
Expected to vest as of March 31, 2018	11,302	$264.26	7.0	$-

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

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is allocated as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$-	$5
Research and development	-	26
General and administrative	13	23
Selling and marketing	11	6
Capitalized into inventory	-	-
	$24	$60

Unrecognized stock-based compensation as of March 31, 2018 is as follows (in thousands):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition (in years)

Stock options	$13	.15

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

11. Subsequent Events

May 2018 Warrant Exercise

As explained in Note 8, Warrant Reprice March 2018, the Company repriced 832,000 warrants. During May 2018, an additional 145,834 of the repriced warrants were exercised resulting in gross proceeds of $0.3 million.

May 2018 Unit Offering

On May 14, 2018, the Company closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15,000,000, which excludes underwriting discounts and commissions and offering expenses payable by Amedica. The offering was priced at a public offering price of $1,000 per unit. Each unit consisted of one share of Series B Convertible Preferred Stock, with a stated value of $1,100, and warrants to purchase up to 758 shares of common stock (the “May 2018 Warrants”). The May 2018 Warrants are initially exercisable at an exercise price of $1.60 per share and expire 5 years from the date of issuance. The Series B Preferred Stock is convertible into shares of common stock by dividing the stated value of $1,100 by: (i) for the first 40 trading days following the closing of this offering, $1.4512 (the “Conversion Price”), (ii) after 40 trading days but prior to the 81st trading day, the lesser of  (a) the Conversion Price and (b) 87.5% of the lowest volume weighted average price for our Common Stock as reported at the close of trading on the market reporting trade prices for the Common Stock during the five trading days prior to the 41st trading day, and (iii) after 80 trading days, the lesser of  (a) the Conversion Price and (b) 87.5% of the lowest volume weighted average price for our Common Stock as reported at the close of trading on the market reporting trade prices for the Common Stock during the five trading days prior to the date of the notice of conversion. In the case of (ii)(b) and (iii)(b) above, the share price shall not be less than $0.48 (the “Floor Price”). Each of the Conversion Price and Floor Price is subject to adjustment is certain circumstances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2017 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

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

We have received 510(k) regulatory clearance in the United States, a CE mark in Europe, ANVISA approval in Brazil, and ARTG and Prostheses approvals in Australia for a number of our devices that are designed for spinal fusion surgery. To date, more than 33,000 of our silicon nitride devices have been implanted into patients, with a 10-year successful track record. In March 2018, we received clearance from the United States Food and Drug Administration, or FDA, to market a modified novel composite spinal fusion device that combines porous and solid silicon nitride and is comparable to our commercially-available Valeo®C cervical implants.

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

We market and sell our Valeo brand of silicon nitride implants to surgeons and hospitals in the United States and to selected markets in Europe and South America through more than 50 independent sales distributors who are supported by an in-house sales and marketing management team. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. In 2016, we entered into a 10-year exclusive distribution agreement with Shandong Weigao Orthopaedic Device Company Limited (“Weigao”) to sell Amedica-branded silicon nitride spinal fusion devices within the People’s Republic of China (“China”). Weigao, a large orthopedic company, has expertise in acquiring Chinese Food and Drug Administration (“CFDA”) approval of medical devices, and will assist us in obtaining regulatory approval. Weigao has committed to minimum purchase requirements totaling 225,000 implants in the first six years following CFDA clearance. We are also working with other partners in Japan to obtain regulatory approval for silicon nitride in that country. China and Japan are relevant because historically, ceramic implants are more familiar to, and more readily accepted by surgeons outside the United States, i.e., in Asia and Europe.

In addition to silicon nitride, we also sell metal-based products in the United States that provide surgeons and hospitals with a complete package for spinal surgery. These metal products are designed to address spinal deformity and degenerative conditions. Although metal products have accounted for approximately 55% and 45% of our product revenues for the three months ended March 31, 2018 and 2017, respectively, we remain focused on developing and promoting silicon nitride, and driving its adoption through a scientifically-intense, data-driven strategy.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Product revenue	$2,291	$2,629	$(338)	-13%
Cost of revenue	524	661	(137)	-21%
Gross profit	1,767	1,968	(201)	-10%
Gross profit %	77%	75%	-10%	-2%

Operating expenses:
Research and development	1,239	1,016	223	22%
General and administrative	1,474	1,112	362	33%
Sales and marketing	1,198	1,642	(444)	-27%
Total operating expenses	3,911	3,770	141	4%
Loss from operations	(2,144)	(1,802)	(342)	-19%
Other income (expense), net	(1,255)	1,290	(2,545)	197%
Net loss before taxes	(3,399)	(512)	(2,887)	-564%
Provision for income taxes	-	-	-	-
Net loss	$(3,399)	$(512)	$(2,887)	-564%

Product Revenue - Unaudited

The following table sets forth our product revenue from sales of the indicated product category for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Silicon Nitride	$1,034	$1,459	$(425)	-29%
Non-Silicon Nitride	1,257	1,170	87	7%
Total product revenue	$2,291	$2,629	$(338)	-13%

For the three months ended March 31, 2018, total product revenue was $2.3 million as compared to $2.6 million in the same period 2017, a decrease of $0.3 million, or 13%. This decrease was due to the loss of surgeons and the renegotiation of pricing with some of our hospital groups.

The following table sets forth, for the periods indicated, our product revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Domestic	$2,182	$2,591	$(409)	-16%
International	109	38	71	187%
Total product revenue	$2,291	$2,629	$(338)	-13%

For the three months ended March 31, 2018, domestic revenue decreased by $0.4 million, or 16%. This is attributable to the loss of surgeons and the renegotiation of hospital pricing. International revenue increased $0.1 million, or 187% as compared to the same period in 2017. This is due to our Australian distributor, new in 2018, making purchases of instrumentation equipment and inventory.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2018, our cost of revenue decreased $0.1 million, or 21%, as compared to the same period in 2017. The decrease was due to both a decline in sales and the decrease in the reserve for obsolete inventory. Gross profit increased $0.2 million and gross margin percentage increased by 2%, both attributable to the decrease in the reserve for obsolete inventory and the change in product mix.

Research and Development Expenses

For the three months ended March 31, 2018, research and development expenses increased $0.2 million, or 22%, as compared to the same period in 2017. This increase was primarily attributable to an increase in clinical studies expense of $0.1 million, and shipping, lab supplies and marketing expenses of $0.1 million.

General and Administrative Expenses

For the three months ended March 31, 2018, general and administrative expenses increased $0.4 million, or 33%, as compared to the same period in 2017. This increase was primarily attributable to an increase in accounting expenses of $0.1 million and legal fees of $0.1 million, both related to the resubmission of financial statements and tax expense of $0.2 million related to the registration of the 2017 1-12 stock split.

Sales and Marketing Expenses

For the three months ended March 31, 2018, sales and marketing expenses decreased $0.4 million, or 27%, as compared to the same period in 2017. This decrease was primarily attributable to a decrease in commissions of $0.3 million due to the decrease in sales, and a decrease in consulting, contracting, travel and marketing expense of $0.1 million.

Other Expense, Net

For the three months ended March 31, 2018, other expense increased $2.5 million, or 197%, as compared to the same period in 2017. This increase was primarily due to an increase in the loss on the extinguishment of derivative liabilities in the amount of $1.2 million, the change in the fair value of the derivative liabilities in the amount of $1.0 million and the loss on the extinguishment of debt in the amount of $0.3 million.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements.

For the three months ended March 31, 2018 and 2017, we incurred net losses of $3.4 million and $0.5 million, respectively, and used cash in operations of $2.0 million and $1.8 million, respectively. We had an accumulated deficit of $224.0 million and $220.6 million at March 31, 2018 and December 31, 2017, respectively. To date, our operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that we will continue to generate operating losses and use cash in operating activities. Our continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when we can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

In 2016, we implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2018. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost saving measures an experienced and highly successful leader for the Sales and Marketing team was recruited and hired. This individual has subsequently hired additional experienced personnel in Sales and Marketing. We are actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and publication of such data would help sales efforts as we approach new prospects. We are also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants and the newly developed pedicle screw system (known as Taurus).

On May 14, 2018, we closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15,000,000, which excludes underwriting discounts and commissions and offering expenses payable by the Company. For further discussion regarding the recently closed public offering see Note 11. Subsequent Events.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(2,082)	$(1,833)
Net cash used in investing activities	(81)	(292)
Net cash provided by financing activities	2,033	2,154
Net increase/(decrease) in cash used	$(130)	$29

Net Cash Used in Operating Activities

Net cash used in operating activities increased $0.2 million to $2.0 million during the three months ended March 31, 2018, as compared to $1.8 million for the same period in 2017. Offset by the increase in the net loss and related non-cash add backs to the net loss, the increase in cash used in operating activities during 2018 was primarily due to changes in the movement of working capital items during the three months ended March 31, 2018 as compared to the same period in 2017 as follows: a $0.7 million change in accounts payable and accrued expenses, offset by a $0.3 million change in trade accounts receivable, a $0.2 million change in prepaid and other current assets and a $0.1 million change in inventories.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.2 million to $0.1 million during the three months ended March 31, 2018, compared to $0.3 million for the same period in 2017. The decrease in cash used in investing activities during 2018 was due to a net decrease of $0.3 million in purchases of property and equipment offset by an increase of $0.1 million in purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $2.0 million during the three months ended March 31, 2018, compared to $2.2 million during the same period in 2017. The $0.2 million decrease in 2018 was primarily attributable to the $2.5 million net decrease in proceeds received from a common stock offering and the issuance of warrants offset by a $1.7 million decrease in payments on debt and a $0.7 million increase in proceeds from the issuance of debt.

Indebtedness

L2 Capital Debt

On January 31, 2018, the Company signed a promissory note in the aggregate principal amount of up to $840,000 (the “L2 Note”) for an aggregate purchase price of up to $750,000 and warrants to purchase up to an aggregate of 68,257 shares of common stock of the Company (the “Warrants”) at an exercise price of $3.31 per share. The maturity date is six months from date of funding. The Note bears interest at a rate of 8% per year and a default interest rate of 18% per year. The Note may be converted by the holder of the Note at any time following an event of default. The conversion price of the Note in the event of a default is equal to the product of (i) 0.70 multiplied by (ii) the lowest volume weighted average price, or VWAP, of the Company’s common stock during the 20-day trading period ending in the Holder’s sole discretion on the last complete trading day prior to conversion, or, the conversion date.

Hercules and MEF I, LP/Anson Investments Debt Exchange

On January 3, 2018, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with MEF I, LP and Anson Investments Master Fund (collectively the “Assignees” and each an “Assignee”), Hercules Technology III, L.P. (“HT III”) and Hercules Capital, Inc. (“HC” and, together with HT III, “Hercules”), pursuant to which Hercules assigned to the Assignees all amounts remaining due under the Loan and Security Agreement, dated June 30, 2014, as amended, between the Company and Hercules (the “Loan and Security Agreement”) and (2) the note (the “Hercules Note”) between the Company and Hercules evidencing the amounts due under the Loan and Security Agreement. The total amount assigned by Hercules to the Assignees in the aggregate was $2.3 million and is secured by the same collateral underlying the Loan and Security Agreement. Subsequently, the Company entered into an exchange agreement pursuant to which the Assignees agreed to exchange the Hercules Term Loan obligation acquired by them for two senior secured convertible promissory notes issued by the Company, each in the principal amount of $1.1 million for an aggregate principal amount of $2.2 million, (the “Exchange Notes”). The Exchange Notes will mature on February 3, 2019 (the “Maturity Date”). The Exchange Notes bear interest at a rate of 15% per annum. Prior to the Maturity Date, principal and interest accrued under the Exchange Notes is payable in cash or, if certain conditions are met, payable in shares of common stock of the Company. All principal accrued under the Exchange Notes are convertible into shares of the Company’s common stock (“Conversion Shares”) at the election of the holders at any time at a fixed conversion price of $3.87 per share. Upon the occurrence of an event of default, the Assignees are entitled to convert all or any part of their Exchange Notes at a conversion price (the “Alternate Conversion Price”) equal to 70% of the lowest traded price of the Company’s common stock during the ten trading days prior to the conversion date, provided that (i) in no event may the Alternate Conversion Price be less than $1.75   per share and (ii) the Assignees shall not be entitled to receive more than 19.99% of the outstanding Common Stock. So long as these Exchange Notes remain outstanding or the Assignees hold any Conversion Shares, the Company is prohibited from entering into any financing transaction pursuant to which the Company sells its securities at a price lower than $1.75 per share. The Exchange Notes are secured by a first priority security interest in substantially all assets, including intellectual property, of the Company and contains covenants restricting payments to certain Company affiliates.

North Stadium Term Loan – Related Party

On July 28, 2017, we entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by our Chief Executive Officer and Chairman of the Board. The North Stadium Loan bears interest at 10% per annum and requires us to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the Loan is due and payable on July 28, 2018. The North Stadium Loan is secured by substantially all of our assets but is junior to security interest in assets encumbered by the Hercules Term Loan. In connection with the North Stadium Loan, we also issued North Stadium a warrant to purchase up to 55,000 shares of our common stock at a purchase price of $5.04 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which was recorded as a debt discount and is being amortized as interest expense over the life of the term loan.

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20.0 million term loan. The Hercules Term Loan matured on January 1, 2018. The Hercules Term Loan included a $0.2 million closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and was amortized to interest expense over the life of the loan. The Hercules Term Loan also included a non-refundable final payment fee of $1.7 million. The final payment fee was accrued and recorded to interest expense over the life of the loan. On January 3, 2018, the Hercules Term Loan and all amounts owing thereunder was assigned to MEF I and Anson Investments. See discussion above for a more detailed description of that transaction.

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

Hercules and Riverside Debt Exchange

On April 4, 2016, the Company entered into an Assignment and Second Amendment to Loan and Security Agreement (the “Assignment Agreement”) with Riverside and Hercules, pursuant to which Hercules sold $1.0 million of the principal amount outstanding under the Hercules Term Loan to Riverside. In addition, pursuant to the terms of the Assignment Agreement, Riverside acquired an option to purchase an additional $2.0 million of the principal amount outstanding under the Hercules Term Loan from Hercules. Riverside subsequently exercised its option in full and acquired the additional $2.0 million of the outstanding principal amount of the Hercules Term Loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those policies during the three months ended March 31, 2018. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2018. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2017, our internal control over financial reporting was not effective because of the material weaknesses described below.

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

Control Environment and Risk Assessment – We did not have an effective control environment with the structure necessary for effective internal controls over financial reporting. Furthermore, we did not have an effective risk assessment to identify and assess risks associated with changes to our structure and the resultant impact on internal controls. With the dismissal of our CFO, we did not have qualified personnel necessary to meet our control objectives. We did not have personnel with an appropriate level of knowledge and experience with U.S. GAAP to properly review and evaluate the work performed by other of our personnel and experts related to complex accounting matters.

Control Activities – We did not have control activities that were designed and operating effectively including management review controls, controls related to monitoring and assessing the work of technical experts and consultants, and controls to verify the completeness and adequacy of information. Specifically, we did not have procedures for competent personnel to review work performed by technical experts and consultants in relation to complex debt and equity transactions and impairment evaluations.

Monitoring Activities – We did not maintain effective monitoring controls related to the financial reporting process. We did not effectively monitor the changes in internal control related to changes in the roles and responsibilities associated with the changes in personnel and organizational structure. The failure to properly monitor impacted the timing, accuracy, and completion of the work related to significant accounting matters.

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

Notwithstanding the identified material weaknesses, we believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with certain accredited investors (collectively the “Assignees” and each an “Assignee”), Hercules Technology III, L.P. (“HT III”) and Hercules Capital, Inc. (“HC” and, together with HT III, “Hercules”), pursuant to which Hercules assigned to the Assignees all amounts remaining due under the Loan and Security Agreement, dated June 30, 2014, as amended, between the Company and Hercules (the “Loan and Security Agreement”) and (2) the note (the “Hercules Note”) between the Company and Hercules evidencing the amounts due under the Loan and Security Agreement. The total amount assigned by Hercules to the Assignees equals in the aggregate $2,264,623, which is secured by the same collateral underlying the Loan and Security Agreement. The Company entered into an exchange agreement (the “Exchange Agreement”) with the Assignees, pursuant to which the Company agreed to exchange (the “Exchange”) the Hercules Note held by the Assignees for senior secured convertible promissory notes each in the principal amount of $1,132,311 for an aggregate principal amount of $2,264,623 (the “Exchange Notes”). The Exchange Notes will mature on February 3, 2019.

On January 31, 2018, we entered into a securities purchase agreement (the “Purchase Agreement”) with L2 Capital LLC. Pursuant to the Purchase Agreement, we agreed to sell an original issue discount promissory note in the aggregate principal amount of up to $840,000 (the “Note”) for an aggregate purchase price of up to $750,000 and warrants to purchase up to an aggregate of 68,257 shares of Common Stock.

On March 6, 2018, we entered into a Warrant Amendment Agreement (the “Amendment Agreement”) with certain holders of previously issued Series E Common Stock Purchase Warrants (collectively, “Investor”). The Series E Common Stock Purchase Warrants were issued in connection with that certain Series E Common Stock Purchase Warrant between the Company and Investor dated July 8, 2016, (the “Warrant Agreement”) in which the Company issued to Investor warrants to purchase up to 832,000 shares of common stock (the “Warrant Shares”) at an exercise price of $12.00 per share, (the “Investor Warrants”). Under the terms of the Amendment Agreement, in consideration of Investor exercising 668,335 of the Investor Warrants (the “Warrant Exercise”), the exercise price per share of the Investor Warrants was reduced to $2.125 per share.   In addition, and as further consideration, the Company issued to Investor warrants to purchase up to the number of shares of common stock equal to 100% of the number of Warrant Shares issued pursuant to the Warrant Exercise at an exercise price per share equal to $2.00 per share, the closing bid price for the Company’s Common Stock on March 5, 2018 (the “New Warrants”).

The New Warrants are exercisable for up to five years from the Effective Date. The exercise price and number of shares issuable upon exercise of the New Warrants are subject to adjustment for stock splits, combinations, recapitalization events and certain dilutive issuances. The New Warrants are required to be exercised for cash, provided that if during the term of the New Warrants there is not an effective registration statement under the Securities Act covering the resale of the shares issuable upon exercise of the New Warrants, then the New Warrants may be exercised on a cashless (net exercise) basis.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Amended and Restated L2 Capital LLC Common Stock Purchase Warrant		Form S-1 (Exhibit 4.24)	4/26/18	333-223032

4.2	Form of Series F Common Stock Purchase Warrant		Form S-1 (Exhibit 4.26)	4/26/18	333-223032

10.1	Assignment Agreement, dated January 3, 2018, by and among the Company, US Spine, Inc., MEF I, L.P., Anson Investments Master Fund LP, Hercules Technology III, L.P. and Hercules Capital, Inc.		Form 8-K (Exhibit 10.1)	1/04/18	001-33624

10.2	Exchange Agreement, dated January 3, 2018, by and among Amedica Corporation and MEF I, L.P.		Form 8-K (Exhibit 10.2)	1/04/18	001-33624

10.3	Exchange Agreement, dated January 3, 2018, by and among Amedica Corporation and Anson Investments Master Fund LP		Form 8-K (Exhibit 10.3)	1/04/18	001-33624

10.4	Senior Secured Convertible Promissory Note, dated January 3, 2018, by and among Amedica Corporation and MEF I, L.P.		Form 8-K (Exhibit 10.4)	1/04/18	001-33624

10.5	Senior Secured Convertible Promissory Note, dated January 3, 2018, by and among Amedica Corporation and Anson Investments		Form 8-K (Exhibit 10.5)	1/04/18	001-33624

10.6	Securities Purchase Agreement, dated January 30, 2018, by and among the Company and L2 Capital, LLC		Form 8-K (Exhibit 10.1)	2/01/18	001-33624

10.7	Amended and Restated Promissory Note payable to L2 Capital		Form S-1 (Exhibit 10.25)	4/26/18	333-223032

10.8	Form of Warrant Amendment Agreement		Form S-1 (Exhibit 10.26)	4/26/18	333-223032

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: May 15, 2018	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

