Form 10-Q
period 2018-06-30
AMEDICA Corp
filed 2018-08-14
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

11,869,879 shares of common stock, $0.01 par value, were outstanding at August 10, 2018.

Amedica Corporation

Amedica Corporation

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$8,835	$539
Trade accounts receivable, net of allowance of $72 and $22, respectively	1,204	1,240
Prepaid expenses and other current assets	266	190
Inventories, net	1,237	1,241
Total current assets	11,542	3,210

Inventories, net	1,223	1,136
Property and equipment, net	1,212	1,446
Intangible assets, net	2,432	2,651
Goodwill	6,163	6,163
Other long-term assets	35	35
Total assets	$22,607	$14,641

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$910	$1,732
Accrued liabilities	967	2,682
Debt – related party	2,479	2,356
Debt	-	605
Derivative liabilities, current portion	6,061	896
Total current liabilities	10,417	8,271

Deferred rent	240	179
Other long-term liabilities	141	288
Derivative liabilities, net of current portion	500	461
Total liabilities	11,298	9,199

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 10,928 shares issued and outstanding.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 7,509,248 and 3,028,065 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	75	30
Additional paid-in capital	237,574	226,041
Accumulated deficit	(226,340)	(220,629)
Total stockholders’ equity	11,309	5,442
Total liabilities and stockholders’ equity	$22,607	$14,641

The condensed consolidated balance sheet as of December 31, 2017, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenue	$2,039	$3,208	$4,330	$5,837
Costs of revenue	521	722	1,045	1,383
Gross profit	1,518	2,486	3,285	4,454
Operating expenses:
Research and development	1,311	1,342	2,550	2,358
General and administrative	1,116	1,084	2,590	2,196
Sales and marketing	1,124	1,784	2,322	3,426
Total operating expenses	3,551	4,210	7,462	7,980
Loss from operations	(2,033)	(1,724)	(4,177)	(3,526)
Other income (expenses):
Interest expense	(809)	(378)	(1,284)	(738)
Loss on extinguishment of derivative liabilities	-	-	(1,252)	-
Offering costs	(682)	-	(682)	(131)
Loss on extinguishment of debt	-	-	(340)	-
Change in fair value of derivative liabilities	1,209	403	2,020	2,182
Other income (loss), net	3	(4)	5	(2)
Total other income (expense), net	(279)	21	(1,533)	1,311
Net loss before income taxes	(2,312)	(1,703)	(5,710)	(2,215)
Provision for income taxes	-	-	-	-
Net loss	$(2,312)	$(1,703)	$(5,710)	$(2,215)
Deemed dividend related to the beneficial conversion feature and accretion of a discount on series B preferred stock	(7,334)	-	(7,334)	-
Net loss attributable to common stockholders	$(9,646)	$(1,703)	$(13,044)	$(2,215)
Net loss per share
Basic and diluted	$(1.65)	$(0.56)	$(2.81)	$(0.76)
Weighted average common shares outstanding:
Basic and diluted	5,847,984	3,022,073	4,636,346	2,918,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amedica Corporation

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities
Net loss	$(5,710)	$(2,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	290	293
Amortization of intangible assets	269	268
Amortization of lease incentive for tenant improvements	28	10
Non-cash interest expense	936	519
Loss on extinguishment of debt	340	-
Stock based compensation	34	119
Change in fair value of derivative liabilities	(2,020)	(2,183)
Loss on disposal of equipment	51	2
Loss on extinguishment of derivative liabilities	1,252	-
Provision for inventory reserve	-	400
Offering costs	-	131
Bad debt expense	35	-
Changes in operating assets and liabilities:
Trade accounts receivable	1	(354)
Prepaid expenses and other current assets	(76)	(115)
Inventories	(84)	170
Accounts payable and accrued liabilities	(1,280)	(475)
Net cash used in operating activities	(5,934)	(3,430)
Cash flows from investing activities
Purchase of property and equipment	(111)	(508)
Purchase of intangible asset	(50)	-
Proceeds from sale of property and equipment	4	-
Net cash used in investing activities	(157)	(508)
Cash flows from financing activities
Proceeds from issuance of warrant derivative liabilities, net of issuance costs ($682)	7,577	679
Proceeds from issuance of preferred stock, net of issuance costs ($668)	6,754	-
Proceeds from issuance of common stock in connection with the exercise of warrants, net of issuance costs	1,633	-
Proceeds from the issuance of debt	705	-
Proceeds from the issuance of common stock	-	3,128
Payments on debt	(2,282)	(3,324)
Net cash provided by financing activities	14,387	483
Net increase (decrease) in cash and cash equivalents	8,296	(3,455)
Cash and cash equivalents at beginning of period	539	6,915
Cash and cash equivalents at end of period	$8,835	$3,460

Noncash investing and financing activities
Debt exchange	$2,265	$-
Payment of debt with common stock	1,453	-
Extinguishment of derivative liabilities through exercise of warrants	565	-
Warrants issued in association with debt	98	-

Supplemental cash flow information
Cash paid for interest	$337	$219

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMEDICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

Amedica Corporation was incorporated in the state of Delaware on December 10, 1996. Amedica Corporation is a materials company focused on developing, manufacturing and selling silicon nitride ceramics that are used in medical implants and in a variety of industrial devices. At present, Amedica Corporation commercializes silicon nitride in the spine implant market and believes that its silicon nitride manufacturing expertise positions it favorably to introduce new and innovative products in the medical and non-medical fields. Amedica Corporation also believes that it is the first and only company to commercialize silicon nitride medical implants. Amedica Corporation acquired US Spine, Inc. (“US Spine”), a Delaware spinal products corporation with operations in Florida, on September 20, 2010. Amedica Corporation and US Spine are collectively referred to as “Amedica” or “the Company” in these condensed consolidated financial statements. The Company’s products are sold primarily in the United States.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company and its wholly-owned subsidiary, US Spine. All material intercompany transactions and balances have been eliminated in consolidation. SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

For the six months ended June 30, 2018 and 2017, the Company incurred net losses of $5.7 million and $2.2 million, respectively, and used cash in operations of $5.9 million and $3.4 million, respectively. The Company had an accumulated deficit of $226.3 million and $220.6 million as of June 30, 2018 and December 31, 2017, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

In 2016, the Company implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2018. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost-saving measures, the Company is taking measures to increase sales revenue. These efforts include actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of the Company’s silicon nitride material are not well known, and the Company believes that the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants, the recently developed pedicle screw system known as Taurus, a variation of the Taurus system known as Taurus MIS and a newly developed interbody device known as C+CSC with Lumen.

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. The Company has engaged in discussions with investment and banking firms to examine financing alternatives, including options to encourage the exercise of outstanding warrants and other lending alternatives. To this effect, in March 2018, the Company closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs on a warrant reprice and exercise transaction. See discussion regarding Warrant Reprice March 2018 in Note 8 below. Additionally, on May 14, 2018, we closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

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

New Accounting Pronouncements Adopted During the Six Months Ended June 30, 2018

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

The Company early adopted ASU 2017-11 - Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This update changed the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The adoption of this update did not change the accounting conclusions related to any instruments issued prior to the adoption of this update as of January 1, 2018.

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are primarily comprised of warrants for the purchase of common stock, Series B Convertible Preferred stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities, shares of common stock, totaling approximately 21.2 million and 1.5 million as of June 30, 2018 and 2017, respectively.

3. Inventories, net

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$667	$740
WIP	75	52
Finished goods	1,718	1,585
	$2,460	$2,377

Finished goods included consigned inventory totaling approximately $1.7 million and $0.5 million as of June 30, 2018 and December 31, 2017. As of June 30, 2018, inventories totaling $1.2 million and $1.2 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of June 30, 2018, that management estimates will be sold by June 30, 2019.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Developed technology	$4,685	$4,685
Customer relationships	3,990	3,990
Other patents and patent applications	562	562
Trademarks	400	350
	9,637	9,587
Less: accumulated amortization	(7,205)	(6,936)
	$2,432	$2,651

Amortization expense is expected to approximate $260,000 for the remainder of 2018, $536,000 per year through 2021, $369,000 in 2022 and total $140,000 thereafter, until fully amortized.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of June 30, 2018 and December 31, 2017. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements as of June 30, 2018
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$6,561	$6,561

	Fair Value Measurements as of December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,357	$1,357

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2018 and 2017.

Common Stock Warrants
Balance as of December 31, 2016	$(3,665)
Issuances of warrants classified as derivatives	(810)
Change in fair value	2,182
Balance as of June 30, 2017	$(2,293)

Balance as of December 31, 2017	$(1,357)
Issuances of warrants classified as derivatives	(7,577)
Change in fair value	2,020
Exercise of warrants	565
Other, net	(212)
Balance as of June 30, 2018	$(6,561)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of June 30, 2018 and December 31, 2017, $0.5 million and $0.5 million, respectively, of the derivative liability was calculated using the Black-Scholes-Merton valuation model. As of June 30, 2018 and December 31, 2017, $6.1 million and $0.9 million of the derivative liability was calculated using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Weighted-average risk-free interest rate	2.73%	1.89%
Weighted-average expected life (in years)	4.8	1.9
Expected dividend yield	-%	-%
Weighted-average expected volatility	66%	107%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Weighted-average risk-free interest rate	2.73%	2.2%
Weighted-average expected life (in years)	3.7	3.6
Expected dividend yield	-%	-%
Weighted average expected volatility	68%	64%

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

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Payroll and related expense	$589	$311
Commissions	233	477
Royalties	76	96
Interest payable	-	6
Final loan payment fees	-	1,650
Other	69	142
	$967	$2,682

7. Debt

L2 Capital Debt

On January 31, 2018, the Company signed a promissory note in the aggregate principal amount of up to $0.84 million (the “L2 Note”) for an aggregate purchase price of up to $0.75 million and warrants to purchase up to an aggregate of 68,257 shares of common stock of the Company (the “Warrants”) at an exercise price of $3.31 per share. The maturity date is six months from date of funding. The L2 Note bears interest at a rate of 8% per year and a default interest rate of 18% per year. The L2 Note may be converted by the holder of the L2 Note at any time following an event of default. The conversion price of the L2 Note in the event of a default is equal to the product of (i) 0.70 multiplied by (ii) the lowest volume weighted average price, or VWAP, of the Company’s common stock during the 20-day trading period ending in the holder of the L2 note’s sole discretion on the last complete trading day prior to conversion, or, the conversion date.

On May 14, 2018, the Company closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million. Part of the proceeds from this offering were used to pay off the outstanding debt with L2 Capital. The total payoff amount totaled $1.1 million, with a net of $0.7 in principal and $0.4 in interest.

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

On May 14, 2018, the Company closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million. Part of the proceeds from this offering were used to pay off the outstanding debt with MEF I, L.P. and Anson Investments. The total payoff was $1.6 million, with $1.4 million in principal and $0.2 million in interest.

North Stadium Term Loan – Related Party (Extension)

In July 2018, the Company entered into an extension to the term loan with North Stadium Investments, LLC. The extension moved the due date of the loan from July 28, 2018 to October 28, 2018, at which time all principal and unpaid interest are due and payable. The monthly interest only payments will continue through the payoff on October 28, 2018.

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

Long-term debt consisted of the following (in thousands):

	June 30, 2018			December 31, 2017
	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Net Carrying Amount
Hercules Term Loan	$-	$-	$-	$605	$-	$605
North Stadium Loan	2,500	(21)	2,479	2,500	(144)	2,356
Total debt	2,500	(21)	2,479	3,105	(144)	2,961
Less: Current portion	(2,500)	21	(2,479)	(3,105)	144	(2,961)
Long-term debt	$-	$-	$-	$-	$-	$-

8. Equity

May-June 2018 Preferred Stock Conversion

During both May 2018 and June 2018, Series B Convertible Preferred shareholders of the Company converted 4,072 shares of Series B Convertible Preferred Stock into 3,086,570 shares of common stock.

May 2018 Warrant Exercise

During March 2018, the Company repriced 832,000 warrants dated July 8, 2016. During May 2018, an additional 145,834 of the repriced warrants were exercised resulting in gross proceeds of $0.3 million.

May 2018 Unit Offering

On May 14, 2018, the Company closed on an underwritten public offering of units (“the Units”), consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million, which excludes underwriting discounts and commissions and offering expenses payable by Amedica. The offering was priced at a public offering price of $1,000 per unit. Each unit consisted of one share of Series B Convertible Preferred Stock, with a stated value of $1,100, and warrants to purchase up to 758 shares of common stock (the “May 2018 Warrants”). The May 2018 Warrants are initially exercisable at an exercise price of $1.60 per share and expire 5 years from the date of issuance. The Series B Preferred Stock is convertible into shares of common stock by dividing the stated value of $1,100 by: (i) for the first 40 trading days following the closing of this offering, $1.4512 (the “Conversion Price”), (ii) after 40 trading days but prior to the 81st trading day, the lesser of  (a) the Conversion Price and (b) 87.5% of the lowest volume weighted average price for our Common Stock as reported at the close of trading on the market reporting trade prices for the Common Stock during the five trading days prior to the 41st trading day, and (iii) after 80 trading days, the lesser of  (a) the Conversion Price and (b) 87.5% of the lowest volume weighted average price for our Common Stock as reported at the close of trading on the market reporting trade prices for the Common Stock during the five trading days prior to the date of the notice of conversion. In the case of (ii)(b) and (iii)(b) above, the share price shall not be less than $0.48 (the “Floor Price”). Each of the Conversion Price and Floor Price is subject to adjustment in certain circumstances.

The Company raised $15.0 million associated with the issuance of the Units, with $6.8 million, net of issuance costs of $0.6 million, allocated to the preferred stock and $6.9 million, net of issuance costs of $0.7 million, allocated to the warrants. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed approximately $0.7 million of issuance costs. The 15,000 preferred shares were initially convertible into 11,369,900 shares of common stock and had an effective conversion rate of $1.45 per share based on the proceeds that were allocated to them. The conversion price was adjusted to $0.6543, effective July 12, 2018.

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

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the six months ended June 30, 2018 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2017	11,302	$264.26	7.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of June 30, 2018	11,302	$264.26	6.8	$-
Exercisable as of June 30, 2018	10,161	$272.59	7.7	$-
Expected to vest as of June 30, 2018	11,302	$264.26	6.8	$-

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

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$-	$5	$-	$10
Research and development	-	24	-	50
General and administrative	6	23	19	46
Selling and marketing	4	7	15	13
Capitalized into inventory	-	-	-	-
	$10	$59	$34	$119

Unrecognized stock-based compensation as of June 30, 2018 is as follows (in thousands):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining Period of Recognition (in years)

Stock options	$3	-

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

Overview

We are a materials company focused on developing, manufacturing and selling silicon nitride ceramics that are used in medical implants and in a variety of industrial devices. At present, we commercialize silicon nitride in the spine implant market. We believe that our silicon nitride manufacturing expertise positions us favorably to introduce new and innovative products in the medical and non- medical fields. We also believe that we are the first and only company to commercialize silicon nitride medical implants.

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

We market and sell our Valeo brand of silicon nitride implants to surgeons and hospitals in the United States and to selected markets in Europe and South America through more than 50 independent sales distributors who are supported by an in-house sales and marketing team. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. In 2016, we entered into a 10-year exclusive distribution agreement with Shandong Weigao Orthopaedic Device Company Limited (“Weigao”) to sell Amedica-branded silicon nitride spinal fusion devices within the People’s Republic of China (“China”). Weigao, a large orthopedic company, has expertise in acquiring Chinese Food and Drug Administration (“CFDA”) approval of medical devices, and will assist us in obtaining regulatory approval. Weigao has committed to minimum purchase requirements totaling 225,000 implants in the first six years following CFDA clearance. We are also working with other partners in Japan to obtain regulatory approval for silicon nitride in that country. China and Japan are relevant because historically, ceramic implants are more familiar to, and more readily accepted by surgeons outside the United States, i.e., in Asia and Europe.

In addition to silicon nitride, we also sell metal-based products in the United States that provide surgeons and hospitals with a complete package for spinal surgery. These metal products are designed to address spinal deformity and degenerative conditions. Although metal products have accounted for approximately 61% and 51% of our product revenues for the six months ended June 30, 2018 and 2017, respectively, we remain focused on developing and promoting silicon nitride, and driving its adoption through a scientifically-intense, data-driven strategy.

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

As we continue to develop new spinal fusion products, our product candidates for total joint replacements, such as our total hip replacement product candidate, and dental applications, we expect to increase our total research and development expenses.

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

RESULTS OF OPERATIONS - Unaudited

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Product revenue	$2,039	$3,208	$(1,169)	-36%	$4,330	$5,837	$(1,507)	-26%
Cost of revenue	521	722	(201)	-28%	1,045	1,383	(338)	-24%
Gross profit	1,518	2,486	(968)	-39%	3,285	4,454	(1,169)	-26%
Gross profit %	74%	77%		-3%	76%	76%		-%

Operating expenses:
Research and development	1,311	1,342	(31)	-2%	2,550	2,358	192	8%
General and administrative	1,116	1,084	32	3%	2,590	2,196	394	18%
Sales and marketing	1,124	1,784	(660)	-37%	2,322	3,426	(1,104)	-32%
Total operating expenses	3,551	4,210	(659)	-16%	7,462	7,980	(518)	-6%
Loss from operations	(2,033)	(1,724)	(309)	-18%	(4,177)	(3,526)	(651)	-18%
Other expense, net	(279)	21	(300)	1429%	(1,533)	1,311	(2,844)	217%
Net loss before taxes	(2,312)	(1,703)	(609)	-36%	(5,710)	(2,215)	(3,495)	-158%
Provision for income taxes	-	-	-	-%	-	-	-	-%
Net loss	$(2,312)	$(1,703)	$(609)	-36%	$(5,710)	$(2,215)	$(3,495)	-158%

Product Revenue - Unaudited

The following table sets forth our product revenue from sales of the indicated product category for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Silicon Nitride	$646	$1,416	$(770)	-54%	$1,679	$2,876	$(1,197)	-42%
Non-Silicon Nitride	1,393	1,792	(399)	-22%	2,651	2,961	(310)	-10%
Total product revenue	$2,039	$3,208	$(1,169)	-36%	$4,330	$5,837	$(1,507)	-26%

For the three months ended June 30, 2018, total product revenue was $2.0 million as compared to $3.2 million in the same period 2017, a decrease of $1.2 million, or 36%. This decrease was due to the loss of surgeons and the renegotiation of pricing with some of our hospital groups.

For the six months ended June 30, 2018, total product revenue was $4.3 million as compared to $5.8 million in the same period 2017, a decrease of $1.5 million, or 26%. This decrease was due to the loss of surgeons and the renegotiation of pricing with some of our hospital groups.

The following table sets forth, for the periods indicated, our unaudited product revenue by geographic area (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Domestic	$2,022	$3,179	$(1,157)	-36%	$4,204	$5,770	$(1,566)	-27%
International	17	29	(12)	-41%	126	67	59	88%
Total product revenue	$2,039	$3,208	$(1,169)	-36%	$4,330	$5,837	$(1,507)	-26%

For the three months ended June 30, 2018, domestic revenue decreased by $1.2 million, or 36%. This is attributable to the loss of surgeons and the renegotiation of hospital pricing. International revenue decreased $12,000, or 41% as compared to the same period in 2017. After our Australian distributor, new in 2018, made purchases during the first quarter of 2018, international sales have followed the same pattern as our domestic sales.

For the six months ended June 30, 2018, domestic revenue decreased by $1.5 million, or 27%. This is attributable to the loss of surgeons and the renegotiation of hospital pricing. International revenue increased $0.06 million, or 88% as compared to the same period in 2017. This is due to our Australian distributor, new in 2018, making purchases of instrumentation equipment and inventory.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2018, our cost of revenue decreased $0.2 million, or 28%, as compared to the same period in 2017. The decrease was due primarily to a decline in sales. Gross profit decreased $0.9 million, also attributable to the decline in sales. Gross margin percentage decreased 3% to 74%, primarily due to negotiation of sales prices on select contracts.

For the six months ended June 30, 2018, our cost of revenue decreased $0.3 million, or 24%, as compared to the same period in 2017. The decrease was primarily due a decline in sales. Gross profit decreased $1.2 million and was attributable to the corresponding decrease in revenue and cost of revenue. Gross margin remained the same at 76%.

Research and Development Expenses

For the three months ended June 30, 2018, research and development expenses decreased $31,000, or 2%, as compared to the same period in 2017. This decrease was primarily attributable to a decrease in payroll related expenses of $78,000 offset by the increase in various manufacturing expenses of $47,000.

For the six months ended June 30, 2018, research and development expenses increased $0.2 million, or 8%, as compared to the same period in 2017. This increase was primarily attributable to an increase in clinical studies expense of $0.1 million, and consulting, travel, product testing and fees expenses of $0.1 million.

General and Administrative Expenses

For the three months ended June 30, 2018, general and administrative expenses increased $32,000, or 3%, as compared to the same period in 2017. This increase was primarily attributable to an increase in accounting and legal expenses of $78,000, related to capital raising activities, and tax expense, offset by a decrease in payroll related expenses of $46,000.

For the six months ended June 30, 2018, general and administrative expenses increased $0.4 million, or 18%, as compared to the same period in 2017. This increase was primarily attributable to an increase in accounting and legal expenses of $0.2 million, related to capital raising activities, and tax expense of $0.2 million related to the effectuating of the November 2017 1-12 stock split.

Sales and Marketing Expenses

For the three months ended June 30, 2018, sales and marketing expenses decreased $0.7 million, or 37%, as compared to the same period in 2017. This decrease was primarily attributable to a decrease in commissions of $0.5 million due to the decrease in sales, and a decrease in consulting, contracting, travel and marketing expense of $0.2 million.

For the six months ended June 30, 2018, sales and marketing expenses decreased $1.1 million, or 32%, as compared to the same period in 2017. This decrease was primarily attributable to a decrease in commissions of $0.8 million due to the decrease in sales, and a decrease in consulting, contracting, travel and marketing expense of $0.3 million.

Other Expense, Net

For the three months ended June 30, 2018, other expense increased $0.3 million, or 1429%, as compared to the same period in 2017. This increase was primarily due to an increase in offering costs of $0.7 million related to the May 2018 public offering, the increase in interest expense of $0.4 million related to the payoff of debt, offset by the change in the fair value of the derivative liabilities in the amount of $0.8 million.

For the six months ended June 30, 2018, other expense increased $2.8 million, or 217%, as compared to the same period in 2017. This increase was primarily due to an increase in the loss on the extinguishment of derivative liabilities in the amount of $1.2 million, the increase in offering costs of $0.6 million related to the issuance of warrant derivative liabilities, the increase in interest expense of $0.5 million due to the extinguishment of debt, the increase in the loss on extinguishment of debt of $0.3 million and the increase in the change in the fair value of the derivative liabilities in the amount of $0.2 million.

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

For the six months ended June 30, 2018 and 2017, we incurred net losses of $5.7 million and $2.2 million, respectively, and used cash in operations of $5.9 million and $3.4 million, respectively. We had an accumulated deficit of $226.3 million and $220.6 million as of June 30, 2018 and December 31, 2017, respectively. To date, our operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that we will continue to generate operating losses and use cash in operating activities. Our continuation as a going concern is dependent upon our ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when we can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

In 2016, we implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2018. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost saving measures, the Company is taking measures to increase sales revenue. These efforts include actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and publication of such data would help sales efforts as we approach new prospects. We are also making additional changes to the sales strategy, including a focus on revenue growth of silicon nitride lateral lumbar implants and the recently developed pedicle screw system known as Taurus, a variation of the Taurus system known as Taurus MIS and a newly developed interbody devise known as C+CSC with Lumen.

On May 14, 2018, we closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

These uncertainties create substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows - Unaudited

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(5,934)	$(3,430)
Net cash used in investing activities	(157)	(508)
Net cash provided by financing activities	14,387	483
Net increase/(decrease) in cash used	$8,296	$(3,455)

Net Cash Used in Operating Activities

Net cash used in operating activities increased $2.5 million to $5.9 million during the six months ended June 30, 2018, as compared to $3.4 million for the same period in 2017. Offset by the increase in the net loss and related non-cash add backs to the net loss, the increase in cash used in operating activities during 2018 was primarily due to changes in the movement of working capital items during the six months ended June 30, 2018 as compared to the same period in 2017 as follows: a $0.8 million change in accounts payable and accrued expenses, a $0.3 million change in inventories offset by a $0.4 million change in trade accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.3 million to $0.2 million during the six months ended June 30, 2018, compared to $0.5 million for the same period in 2017. The decrease in cash used in investing activities during 2018 was due to a net decrease of $0.4 million in purchases of property and equipment offset by an increase of $0.1 million in purchase of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $14.4 million during the six months ended June 30, 2018, compared to $0.5 million during the same period in 2017. The $13.9 million increase in 2018 was primarily attributable to $6.9 million in proceeds received from the issuance of warrant derivative liabilities, the $6.8 million in proceeds from the issuance of preferred stock, the $1.6 million in proceeds from the issuance of common stock in connection with the exercise of warrants, the decrease of $1.0 million is payments on debts and the $0.7 million in proceeds from the issuance of debt, offset by the decrease of $3.1 million in proceeds from the issuance of common stock.

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

On May 14, 2018, the Company closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million. Part of the proceeds from this offering were used to pay off the outstanding debt with L2 Capital. The total payoff was $1.1 million, with $0.7 million in principal and $0.4 million in interest.

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

On May 14, 2018, the Company closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million. Part of the proceeds from this offering were used to pay off the outstanding debt with MEF I, L.P and Anson Investments. The total payoff was $1.6 million, with $1.4 million in principal and $0.2 million in interest.

North Stadium Term Loan – Related Party (Extension)

In July 2018, the Company entered into an extension to the term loan with North Stadium Investments, LLC. The extension moved the due date of the loan from July 28, 2018 to October 28, 2018, at which time all principal and unpaid interest are due and payable. The monthly interest only payments will continue through the payoff on October 28, 2018.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those policies during the six months ended June 30, 2018. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

New Accounting Pronouncements

See discussion under Note 1, Organization and Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer (principal executive officer and principal financial officer) required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by the Quarterly report were effective, and that the information require to be disclosed by us in the reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system will be met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Prior to the period covered by the Quarterly Report for the period ended June 30, 2018, our Chief Executive Officer had concluded that our disclosure controls and procedures were not effective. Prior to the period ended June 30, 2018, we hired advisors to help us adopt new measures to improve upon our disclosure controls. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2018. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 6, 2018, we entered into a Warrant Amendment Agreement (the “Amendment Agreement”) with certain holders of previously issued Series E Common Stock Purchase Warrants (collectively, “Investor”). The Series E Common Stock Purchase Warrants were issued in connection with that certain Series E Common Stock Purchase Warrant between the Company and Investor dated July 8, 2016, (the “Warrant Agreement”) in which the Company issued to Investor warrants to purchase up to 832,000 shares of common stock (the “Warrant Shares”) at an exercise price of $12.00 per share, (the “Investor Warrants”). Under the terms of the Amendment Agreement, in consideration of Investor exercising 668,335 of the Investor Warrants (the “Warrant Exercise”), the exercise price per share of the Investor Warrants was reduced to $2.125 per share. In addition, and as further consideration, the Company issued to Investor warrants to purchase up to the number of shares of common stock equal to 100% of the number of Warrant Shares issued pursuant to the Warrant Exercise at an exercise price per share equal to $2.00 per share, the closing bid price for the Company’s Common Stock on March 5, 2018 (the “New Warrants”). On May 8, 2018, the Investor exercised an additional 145,834 of the reduced-price Investor Warrants and was issued in total 145,834 shares of the Company’s common stock and New Warrants to purchase up to 145,834 shares of common stock at an exercise price per share equal to $2.00 per share. The Company has issued the New Warrants and will issue the shares issuable upon exercise of the New Warrants, in each case in reliance upon the exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Certificate of Designation of Series B Preferred Stock		Form 8-K (Exhibit 3.1)	5/15/18	001-33624

4.1	Common Stock Warrants		Form 8-K (Exhibit 4.1)	5/15/18	001-33624

10.1	Warrant Agency Agreement dated May 10, 2018		Form S-1 (Exhibit 4.28)	4/26/18	333-223032

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMEDICA CORPORATION

Date: August 14, 2018	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

