Form 10-Q
period 2018-09-30
Sintx Technologies, Inc.
filed 2018-11-14
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33624

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

(Exact name of registrant as specified in its charter)

DELAWARE	84-1375299
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1885 West 2100 South, Salt Lake City, UT	84119
(Address of principal executive offices)	(Zip Code)

(801) 839-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

21,793,641 shares of common stock, $0.01 par value, were outstanding at November 09, 2018.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$6,793	$539
Trade accounts receivable, net of allowance of $116 and $63, respectively	1,201	1,240
Prepaid expenses and other current assets	437	190
Inventories, net	817	775
Current assets held for sale	1,708	1,602
Total current assets	10,956	4,346

Property and equipment, net	150	284
Intangible assets, net	48	-
Goodwill	-	6,163
Other long-term assets	35	35
Long-term assets held for sale	959	1,162
Long-term intangible assets held for sale	2,249	2,651
Total assets	$14,397	$14,641

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$703	$1,732
Accrued liabilities	687	2,682
Debt	-	605
Derivative liabilities, current portion	1,566	896
Current liabilities held for sale	2,500	2,356
Total current liabilities	5,456	8,271

Deferred rent	205	179
Other long-term liabilities	141	288
Derivative liabilities, net of current portion	505	461
Total liabilities	6,307	9,199

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 4,402 shares issued and outstanding.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized, 21,041,962 and 3,028,065 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	210	30
Additional paid-in capital	237,467	226,041
Accumulated deficit	(229,587)	(220,629)
Total stockholders’ equity	8,090	5,442
Total liabilities and stockholders’ equity	$14,397	$14,641

The condensed consolidated balance sheet as of December 31, 2017, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenue	$-	$-	$-	$-
Costs of revenue	-	-	-	-
Gross profit	-	-	-	-
Operating expenses:
Research and development	549	1,023	1,979	2,624
General and administrative	654	901	3,316	2,742
Sales and marketing	-	50	42	204
Goodwill impairment	6,162	-	6,162	-
Total operating expenses	7,365	1,974	11,499	5,570
Loss from operations	(7,365)	(1,974)	(11,499)	(5,570)
Other income (expenses):
Interest expense	(83)	(270)	(1,367)	(1,008)
Loss on extinguishment of derivative liabilities	-	-	(1,252)	-
Offering costs	-	-	(682)	(131)
Loss on extinguishment of debt	-	-	(340)	-
Change in fair value of derivative liabilities	4,480	756	6,500	2,938
Other income (loss), net	1	1	6	(2)
Total other income, net	4,398	487	2,865	1,797
Net loss before income taxes	(2,967)	(1,487)	(8,634)	(3,773)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(2,967)	(1,487)	(8,634)	(3,773)
Loss from discontinued operations	(280)	(582)	(324)	(511)
Net loss	$(3,247)	$(2,069)	$(8,958)	$(4,284)
Deemed dividend related to the beneficial conversion feature and accretion of a discount on Series B preferred stock	(7,641)	-	(14,975)	-
Net loss attributable to common stockholders	$(10,888)	$(2,069)	$(23,933)	$(4,284)
Net loss per share
Basic and diluted – continuing operations	$(0.24)	$(0.49)	$(1.18)	$(1.29)
Basic and diluted – discontinued operations	(0.02)	(0.19)	(0.04)	(0.18)
Basic and diluted – deemed dividend and accretion of a discount on conversion of Series B preferred stock	(0.61)	-	(2.05)	-
Basic and diluted – attributable to common stockholders	(0.87)	(0.68)	(3.28)	(1.47)
Weighted average common shares outstanding:
Basic and diluted	12,559,129	3,022,073	7,306,295	2,918,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities
Net loss	$(8,958)	$(4,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	75	-
Amortization of lease incentive for tenant improvements	25	15
Non-cash interest expense	956	675
Loss on extinguishment of debt	340	-
Stock based compensation	40	173
Change in fair value of derivative liabilities	(6,500)	(2,938)
Loss on disposal of equipment	54	2
Loss on extinguishment of derivative liabilities	1,252	-
Provision for inventory reserve	-	1,300
Offering costs	-	131
Loss on impairment of goodwill	6,162	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(246)	63
Inventories	(47)	34
Accounts payable and accrued liabilities	(899)	(323)
Net cash used in operating activities – continuing operations	(7,746)	(5,312)
Net cash provided by (used in) operating activities – discontinued operations	(207)	756
Net cash used in operating activities	(7,953)	(4,396)
Cash flows from investing activities
Purchase of property and equipment	(152)	(917)
Purchase of intangible asset	(50)	-
Proceeds from sale of property and equipment	8	-
Net cash used in investing activities	(194)	(917)
Cash flows from financing activities
Proceeds from issuance of warrant derivative liabilities, net of issuance costs ($682)	7,577	679
Proceeds from issuance of preferred stock, net of issuance costs ($668)	6,749	-
Proceeds from issuance of common stock in connection with the exercise of warrants, net of issuance costs	1,652	-
Proceeds from the issuance of debt	705	2,500
Proceeds from the issuance of common stock	-	3,128
Issuance costs paid for debt	-	(50)
Payments on debt	(2,282)	(5,043)
Net cash provided by financing activities	14,401	1,214
Net increase (decrease) in cash and cash equivalents	6,254	(4,099)
Cash and cash equivalents at beginning of period	539	6,915
Cash and cash equivalents at end of period	$6,793	$2,816

Noncash investing and financing activities
Debt exchange	$2,265	$-
Payment of debt with common stock	1,453	-
Extinguishment of derivative liabilities through exercise of warrants	565	-
Warrants issued in association with debt	98	-
Debt discount from warrants issued with debt	-	189

Supplemental cash flow information
Cash paid for interest	$405	$333

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

(previously known as Amedica Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

SINTX Technologies, Inc. (previously known as Amedica Corporation) was incorporated in the state of Delaware on December 10, 1996. SINTX Technologies, Inc. is a materials company focused on developing, manufacturing and selling silicon nitride ceramics that are used in medical implants and in a variety of industrial devices. At present, SINTX Technologies, Inc. commercializes silicon nitride in the spine implant market and believes that its silicon nitride manufacturing expertise positions it favorably to introduce new and innovative products in the medical and non-medical fields. SINTX Technologies, Inc. also believes that it is the first and only company to commercialize silicon nitride medical implants. SINTX Technologies, Inc. acquired ST Sub, Inc. (previously known as “US Spine, Inc.”) (“ST Sub”), a Delaware spinal products corporation with operations in Florida, on September 20, 2010. SINTX Technologies, Inc. and ST Sub are collectively referred to as “SINTX” or “the Company” in these condensed consolidated financial statements. The Company’s products are sold primarily in the United States.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of SINTX Technologies, Inc. and its wholly-owned subsidiary, ST Sub. All material intercompany transactions and balances have been eliminated in consolidation. SEC rules and regulations allow the omission of certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

For the nine months ended September 30, 2018 and 2017, the Company incurred net losses of $9.0 million and $4.3 million, respectively, and used cash in operations of $8.0 million and $4.4 million, respectively. The Company had an accumulated deficit of $229.6 million and $220.6 million as of September 30, 2018 and December 31, 2017, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, develop new products, implement cost saving measures and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain. These uncertainties create substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In 2016, the Company implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2018. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost-saving measures, the Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of the Company’s silicon nitride material are not well known, and the Company believes that the publication of such data would help sales efforts as the Company approaches new prospects. On October 1, 2018, the Company sold the retail spine business (see Note 11). This sale will provide cash flows totaling $2.5million over the next eighteen months and $3.5 million for the following eighteen months. The buyer also assumed the Company’s $2.5 million related party note payable.

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. The Company has engaged in discussions with investment and banking firms to examine financing alternatives, including options to encourage the exercise of outstanding warrants. In March 2018, the Company closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs on a warrant reprice and exercise transaction (see Note 8). Additionally, on May 14, 2018, we closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

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

New Accounting Pronouncements Adopted During the Nine Months Ended September 30, 2018

The Company early adopted ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments in this guidance eliminate the requirement to calculate the implied fair value of goodwill used to measure goodwill impairment charge (Step 2). As a result, an impairment charge will equal the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the amount of goodwill allocated to the reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. The Company recorded goodwill impairment during the quarter ended September 30, 2018, as the Company’s carrying value exceeded market capitalization.

In March 2016, the FASB updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as the well as classification in the statement of cash flows. The standard was effective for the Company for its annual period beginning January 1, 2018. The guidance in this standard did not have a material impact on the financial statements of the Company.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are primarily comprised of warrants for the purchase of common stock, Series B Convertible Preferred stock and stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive due to the Company reporting a net loss. The Company had potentially dilutive securities, shares of common stock, totaling approximately 22.9 million and 1.5 million as of September 30, 2018 and 2017, respectively.

3. Inventories, net

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$682	$740
WIP	135	52
Finished goods inventories held for sale	1,708	1,585
	$2,525	$2,377

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Trademarks	50	-
Intangible assets held for sale	9,587	9,587
	9,637	9,587
Less: accumulated amortization	(7,340)	(6,936)
	$2,297	$2,651

Amortization expense is expected to be approximately $1 thousand for the remainder of 2018 and $5 thousand a year for 2019 through 2028.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of September 30, 2018 and December 31, 2017. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements as of September 30, 2018
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$2,071	$2,071

	Fair Value Measurements as of December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,357	$1,357

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2018 and 2017.

Common Stock Warrants
Balance as of December 31, 2016	$(3,665)
Issuances of warrants classified as derivatives	(810)
Change in fair value	2,938
Balance as of September 30, 2017	$(1,537)

Balance as of December 31, 2017	$(1,357)
Issuances of warrants classified as derivatives	(7,577)
Change in fair value	6,500
Exercise of warrants	575
Other, net	(212)
Balance as of September 30, 2018	$(2,071)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of September 30, 2018, and December 31, 2017, $0.02 million and $0.5 million, respectively, of the derivative liability was calculated using the Black-Scholes-Merton valuation model. As of September 30, 2018, and December 31, 2017, $2.0 million and $0.9 million of the derivative liability was calculated using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Weighted-average risk-free interest rate	2.58%	1.89%
Weighted-average expected life (in years)	1.3	1.9
Expected dividend yield	-%	-%
Weighted-average expected volatility	153%	107%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Weighted-average risk-free interest rate	2.88%	2.2%
Weighted-average expected life (in years)	2.9	3.6
Expected dividend yield	-%	-%
Weighted average expected volatility	68%	64%

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

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Payroll and related expense	$336	$311
Commissions	204	477
Royalties	89	96
Interest payable	-	6
Final loan payment fees	-	1,650
Other	58	142
	$687	$2,682

7. Debt

L2 Capital Debt

On January 31, 2018, the Company signed a promissory note in the aggregate principal amount of up to $0.84 million (the “L2 Note”) for an aggregate purchase price of up to $0.75 million and warrants to purchase up to an aggregate of 68,257 shares of common stock of the Company (the “Warrants”) at an exercise price of $3.31 per share. The Warrants also contained a cashless exercise provision that, if utilized, could have resulted in the issuance of additional shares of the Company’s common stock in excess of 68,257 shares. The maturity date was six months from date of funding. The L2 Note’s interest rate was 8% per year and a default interest rate of 18% per year. The L2 Note was able to be converted by the holder of the L2 Note at any time following an event of default. The conversion price of the L2 Note in the event of a default was equal to the product of (i) 0.70 multiplied by (ii) the lowest volume weighted average price, or VWAP, of the Company’s common stock during the 20-day trading period ending in the holder of the L2 note’s sole discretion on the last complete trading day prior to conversion, or, the conversion date.

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

Hercules and MEF I, LP/Anson Investments Debt Exchange

On January 3, 2018, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with MEF I, LP and Anson Investments Master Fund (collectively the “Assignees” and each an “Assignee”), Hercules Technology III, L.P. (“HT III”) and Hercules Capital, Inc. (“HC” and, together with HT III, “Hercules”), pursuant to which Hercules assigned to the Assignees all amounts remaining due under the Loan and Security Agreement, dated June 30, 2014, as amended, between the Company and Hercules (the “Loan and Security Agreement”) and (2) the note (the “Hercules Note”) between the Company and Hercules evidencing the amounts due under the Loan and Security Agreement. The total amount assigned by Hercules to the Assignees in the aggregate was $2.3 million and was secured by the same collateral underlying the Loan and Security Agreement. Subsequently, the Company entered into an exchange agreement pursuant to which the Assignees agreed to exchange the Hercules Term Loan obligation acquired by them for two senior secured convertible promissory notes issued by the Company, each in the principal amount of $1.1 million for an aggregate principal amount of $2.2 million, (the “Exchange Notes”). The Exchange Notes were scheduled to mature on February 3, 2019 (the “Maturity Date”). The Exchange Notes had interest at a rate of 15% per annum. Prior to the Maturity Date, principal and interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of common stock of the Company. All principal accrued under the Exchange Notes was convertible into shares of the Company’s common stock (“Conversion Shares”) at the election of the holders at any time at a fixed conversion price of $3.87 per share. Upon the occurrence of an event of default, the Assignees were entitled to convert all or any part of their Exchange Notes at a conversion price (the “Alternate Conversion Price”) equal to 70% of the lowest traded price of the Company’s common stock during the ten trading days prior to the conversion date, provided that (i) in no event was the Alternate Conversion Price less than $1.75 per share and (ii) the Assignees were not entitled to receive more than 19.99% of the outstanding common stock. So long as these Exchange Notes remained outstanding or the Assignees held any Conversion Shares, the Company was prohibited from entering into any financing transaction pursuant to which the Company sells its securities at a price lower than $1.75 per share. The Exchange Notes were secured by a first priority security interest in substantially all assets, including intellectual property, of the Company and contains covenants restricting payments to certain Company affiliates.

On May 14, 2018, the Company closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million. Part of the proceeds from this offering were used to pay off the outstanding debt with MEF I, L.P. and Anson Investments. The total payoff was $1.6 million, with $1.4 million in principal and $0.2 million in interest.

North Stadium Term Loan – Related Party

On July 28, 2017, the Company entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The North Stadium Loan bears interest at 10% per annum and requires the Company to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the Loan are due and payable on July 28, 2018. The North Stadium Loan is secured by substantially all of the Company’s assets. In connection with the North Stadium Loan, the Company also issued North Stadium a warrant to purchase up to 55,000 shares of the Company’s common stock at a purchase price of $5.04 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, was recorded as a debt discount and is being amortized as interest expense over the life of the term loan.

In July 2018, the Company entered into an extension to the term loan with North Stadium Investments, LLC. The extension moved the due date of the loan from July 28, 2018 to October 28, 2018, at which time all principal and unpaid interest are due and payable. The monthly interest only payments will continue through the payoff on October 28, 2018. On October 1, 2018, the liability for the North Stadium Term Loan will be sold to CTL Medial as part of the sales transaction for the retail spine business.

See Note 11 for an explanation of assumption of the North Stadium Term Loan – Related Party in association with the sale of the Spine business subsequent to year end.

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

8. Equity

July-September 2018 Preferred Stock Conversion

During July, August and September of 2018, Series B Convertible Preferred shareholders of the Company converted 6,526 shares of Series B Convertible Preferred Stock into 13,260,780 shares of common stock.

August 2018 Warrant Exercise

During August 2018, pursuant to the cashless exercise provision contained in their warrant, L2 Capital exercised its warrants and was issued 242,063 shares of common stock. The L2 Capital warrant is no longer outstanding.

July 2018 Warrant Exercise

During May 2018, the Company closed on a public offering, consisting of both convertible preferred stock and warrants. During July 2018, 29,927 of the warrants were exercised and converted into 29,927 shares of common stock.

May-June 2018 Preferred Stock Conversion

During both May 2018 and June 2018, Series B Convertible Preferred shareholders of the Company converted 4,072 shares of Series B Convertible Preferred Stock into 3,086,570 shares of common stock.

May 2018 Warrant Exercise (July 2016 Warrants)

During March 2018, the Company repriced 832,000 warrants dated July 8, 2016 from $12 to $2.125 (for further description see Warrant Reprice March 2018 below). During May 2018, an additional 145,834 of the repriced warrants were exercised resulting in gross proceeds to the Company of $0.3 million.

May 2018 Unit Offering

On May 14, 2018, the Company closed on an underwritten public offering of units (“the Units”), consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million, which excludes underwriting discounts and commissions and offering expenses payable by SINTX. The offering was priced at a public offering price of $1,000 per unit. Each unit consisted of one share of Series B Convertible Preferred Stock, with a stated value of $1,100, and warrants to purchase up to 758 shares of common stock (the “May 2018 Warrants”). The May 2018 Warrants are initially exercisable at an exercise price of $1.60 per share and expire 5 years from the date of issuance. The Series B Preferred Stock is convertible into shares of common stock by dividing the stated value of $1,100 by: (i) for the first 40 trading days following the closing of this offering, $1.4512 (the “Conversion Price”), (ii) after 40 trading days but prior to the 81st trading day, the lesser of  (a) the Conversion Price and (b) 87.5% of the lowest volume weighted average price for our Common Stock as reported at the close of trading on the market reporting trade prices for the Common Stock during the five trading days prior to the 41st trading day, and (iii) after 80 trading days, the lesser of  (a) the Conversion Price and (b) 87.5% of the lowest volume weighted average price for our Common Stock as reported at the close of trading on the market reporting trade prices for the Common Stock during the five trading days prior to the date of the notice of conversion. In the case of (ii)(b) and (iii)(b) above, the share price shall not be less than $0.48 (the “Floor Price”). Each of the Conversion Price and Floor Price is subject to adjustment in certain circumstances.

The Company raised $15.0 million associated with the issuance of the Units, with $6.8 million, net of issuance costs of $0.6 million, allocated to the preferred stock and $6.9 million, net of issuance costs of $0.7 million, allocated to the warrants. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed approximately $0.7 million of issuance costs. The 15,000 preferred shares were initially convertible into 11,369,900 shares of common stock and had an effective conversion rate of $1.45 per share based on the proceeds that were allocated to them. The conversion price was adjusted to $0.6543, effective July 12, 2018, and was adjusted again on September 7, 2018 to $0.48.

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

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the nine months ended September 30, 2018 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2017	11,302	$264.26	7.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of September 30, 2018	11,302	$264.26	6.5	$-
Exercisable as of September 30, 2018	10,422	$266.80	7.4	$-
Expected to vest as of September 30, 2018	11,302	$264.26	6.5	$-

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

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$-	$-	$-	$10
Research and development	-	11	1	61
General and administrative	3	23	22	69
Selling and marketing	2	20	17	33
	$5	$54	$40	$173

As of September 30, 2018, there is no unrecognized stock-based compensation.

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

11. Subsequent Events

On October 1, 2018, the Company completed the sale of its spine business to CTL Medical, a Dallas, Texas-based privately held medical device manufacturer. The gain on the sale of the retail spine business is estimated to approximate $1.2 million, which will be recognized during the quarter ended December 31, 2018.

The Company and CTL Medical entered in an asset purchase agreement whereby CTL Medical agreed to acquire all of the Company’s commercial spine business for total consideration of $8.5 million, which includes a $6.0 million noninterest bearing note receivable and CTL Medical’s assumption of the Company’s $2.5 million related party note payable. As a result of the closing, CTL Medical is now the exclusive owner of Amedica’s portfolio of metal and silicon nitride spine products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. The Company has agreed to pay the cost, if any, to re-sterilize and re-package select silicon nitride spinal inventories sold to CTL Medical if the sterilization date expires prior to CTL Medical selling the inventories to a third-party customer. The Company estimates the sterilization and repackaging cost to approximate $0.5 million. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company in Salt Lake City. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

On October 30, 2018, the Company amended its Certificate of Incorporation with the State of Delaware to change its corporate name to SINTX Technologies, Inc. in order to better reflect its focus on silicon nitride science and technologies and pipeline of silicon nitride-based products in various biomedical applications. The Company also changed its trading symbol on the NASDAQ Capital Market to “SINT”.

The previous name, Amedica, has transferred to CTL Medical, which is now CTL-Amedica. The Company’s new corporate brand reflects both the Company’s core competence in the science and production of silicon nitride ceramics, as well as encouraging prospects for the future, as an OEM supplier of spine implants to CTL-Amedica, and several opportunities outside of spine. As SINTX Technologies Inc., the Company will focus on developing silicon nitride in terms of product design, and future biomaterial formulations, for a variety of OEM customers.

12. Discontinued Operations

As previously disclosed in Note 11, the Company completed the sale of its spine business in October 2018. Below is a summary of the retail spine operations that were sold.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017

Assets
Current assets held for sale:
Retail spine inventory, net	$1,708	$1,602
Long-term assets held for sale:
Property and equipment, net	959	1,162
Intangible assets, net	2,249	2,651
Total assets	$4,916	$5,415

Liabilities
Current liabilities held for sale:
Debt – related party	$2,500	$2,356

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenue	$1,844	$2,956	$6,174	$8,793
Costs of revenue	429	1,408	1,474	2,791
Gross profit	1,415	1,548	4,700	6,002
Operating expenses:
Research and development	403	410	1,119	1,166
General and administrative	198	191	547	546
Sales and marketing	1,094	1,529	3,358	4,801
Total operating expenses	1,695	2,130	5,024	6,513
Loss from discontinued operations	$(280)	$(582)	$(324)	$(511)

In the future, the Company will become an Original Equipment Manufacturer (“OEM”) of spinal silicon nitride products with only one customer for these products. Because of this change, the Company has included all product revenue and cost of sales in this discontinued operations model.

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

Overview

On October 1, 2018, an asset purchase agreement was completed and signed between Amedica Corporation and CTL Medical providing for the sale of our spine implant business to CTL Medical. More detail about this sale is available in Notes 11 and 12 to the financial statements.

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

We are targeting original equipment manufacturer (“OEM”) and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as hip and knee replacements, dental, extremities, trauma, and sports medicine. To that effect, we have entered into a 10-year agreement with CTL Medical to provide them with their requirements of spinal implants manufactured with silicon nitride. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride, and we are uniquely positioned to convert existing, successful implant designs made by other companies into silicon nitride. We believe OEM and private label partnerships will allow us to work with a variety of partners, accelerate the adoption of silicon nitride, and realize incremental revenue at improved operating margins, when compared to the cost-intensive direct sales model.

We believe that silicon nitride addresses many of the biomaterial-related limitations in fields such as hip and knee replacements, dental implants, sports medicine, extremities, and trauma surgery. We further believe that the inherent material properties of silicon nitride, and the ability to formulate the material in a variety of compositions, combined with precise control of the surface properties of the material, opens up a number of commercial opportunities.

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

RESULTS OF OPERATIONS - Unaudited

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Product revenue	$-	$-	$-	-%	$-	$-	$-	-%
Cost of revenue	-	-	-	-%	-	-	-	-%
Gross profit	-	-	-	-%	-	-	-	-%
Gross profit %	-%	-%	-	-%	-%	-%	-	-%

Operating expenses:
Research and development	549	1,023	(474)	-46%	1,979	2,624	(645)	-25%
General and administrative	654	901	(247)	-27%	3,316	2,742	574	21%
Sales and marketing	-	50	(50)	-100%	42	204	(162)	-79%
Goodwill impairment	6,162	-	6,162	100%	6,162	-	6,162	100%
Total operating expenses	7,365	1,974	5,391	273%	11,499	5,570	5,929	106%
Loss from operations	(7,365)	(1,974)	(5,391)	279%	(11,499)	(5,570)	(5,929)	106%
Other expense, net	4,398	487	3,911	803%	2,865	1,797	1,068	59%
Net loss before taxes	(2,967)	(1,487)	(1,480)	-100%	(8,634)	(3,773)	(4,861)	-129%
Provision for income taxes	-	-	-		-	-	-
Loss from continuing operations	(2,967)	(1,487)	(1,480)	-100%	(8,634)	(3,773)	(4,861)	-129%
Loss from discontinued operations	(280)	(582)	302	-52%	(324)	(511)	187	-37%
Net loss	$(3,247)	$(2,069)	$(1,178)	-57%	$(8,958)	$(4,284)	$(4,674)	-109%

In the future, the Company will become an Original Equipment Manufacturer (“OEM”) of spinal silicon nitride products with only one customer for these products. Because of this change, the Company has removed all product revenue and cost of sales in the statement of operations for all periods presented.

Product Revenue on Discontinued Operations- Unaudited

The following table sets forth our product revenue from sales of the indicated product category related to discontinued operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Silicon Nitride	$656	$1,204	$(548)	-46%	$2,336	$4,080	$(1,744)	-43%
Non-Silicon Nitride	1,188	1,752	(564)	-32%	3,838	4,713	(875)	-19%
Total product revenue	$1,844	$2,956	$(1,112)	-38%	$6,174	$8,793	$(2,619)	-30%

For the three months ended September 30, 2018, total product revenue was $1.8 million as compared to $3.0 million in the same period 2017, a decrease of $1.1 million, or 38%. This decrease was due to the loss of surgeons and the renegotiation of pricing with some of our hospital groups.

For the nine months ended September 30, 2018, total product revenue was $6.2 million as compared to $8.8 million in the same period 2017, a decrease of $2.6 million, or 30%. This decrease was due to the loss of surgeons and the renegotiation of pricing with some of our hospital groups.

The following table sets forth, for the periods indicated, our unaudited product revenue by geographic area (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change
Domestic	$1,802	$2,903	$(1,101)	-38%	$6,006	$8,673	$(2,667)	-31%
International	42	53	(11)	-21%	168	120	48	40%
Total product revenue	$1,844	$2,956	$(1,112)	-38%	$6,174	$8,793	$(2,619)	-30%

For the three months ended September 30, 2018, domestic revenue decreased by $1.1 million, or 38%. This is attributable to the loss of surgeons and the renegotiation of hospital pricing. International revenue decreased $11 thousand, or 21% as compared to the same period in 2017. After our Australian distributor, new in 2018, made purchases during the first quarter of 2018, international sales have declined for most of the year.

For the nine months ended September 30, 2018, domestic revenue decreased by $2.7 million, or 31%. This is attributable to the loss of surgeons and the renegotiation of hospital pricing. International revenue increased $48 thousand, or 40% as compared to the same period in 2017. This is due to our distributors in Australia and Brazil making purchases of instrumentation equipment and inventory.

Cost of Revenue and Gross Profit on Discontinued Operations

Please reference Note 12 for the product and revenue data.

For the three months ended September 30, 2018, our cost of revenue decreased $1.0 million, or 70%, as compared to the same period in 2017. The decrease was due primarily to the obsolete inventory write-off made in 2017. Gross profit decreased $0.1 million, attributable to the decline in sales and an increase in metals cost due to the loss of quantity price breaks. Gross margin percentage increased 24% to 77%, primarily due to the obsolete inventory write-off made in 2017.

For the nine months ended September 30, 2018, our cost of revenue decreased $1.3 million, or 47%, as compared to the same period in 2017. The decrease was primarily due to the obsolete inventory write-offs made in 2017. Gross profit decreased $1.3 million and was attributable to the corresponding decrease in revenue. Gross margin increased 8% to 76%, primarily due to the obsolete inventory write-offs made in 2017.

Research and Development Expenses

For the three months ended September 30, 2018, research and development expenses decreased $0.5 million, or 46%, as compared to the same period in 2017. This decrease was primarily attributable to a $0.2 million decrease in payroll related expenses, a $0.1 million decrease in manufacturing and production expenses and a $0.1 million refund of prepaid costs related to clinical study expense. The remainder of the decrease is attributable to the calculation for discontinued operations.

For the nine months ended September 30, 2018, research and development expenses decreased $0.6 million, or 25%, as compared to the same period in 2017. This decrease was primarily attributable to a $0.1 million decrease in payroll related expenses, and a $0.2 million decrease in manufacturing, production and clinical study expense. The remainder of the decrease is attributable to the calculation for discontinued operations.

General and Administrative Expenses

For the three months ended September 30, 2018, general and administrative expenses decreased $0.2 million, or 27%, as compared to the same period in 2017. This decrease was primarily attributable to a $0.1 million decrease in accounting fees and a $0.1 million decrease in legal expenses, offset by a $0.05 increase in loan extension and insurance fees. The remainder of the decrease is attributable to the calculation for discontinued operations.

For the nine months ended September 30, 2018, general and administrative expenses increased $0.6 million, or 21%, as compared to the same period in 2017. This increase was primarily attributable to an increase in tax expense of $0.2 million related to the effectuating of the November 2017 1-12 stock split. The remainder of the increase is attributable to the calculation for discontinued operations.

Sales and Marketing Expenses

For the three months ended September 30, 2018, sales and marketing expenses decreased $0.05 million, or 100%, as compared to the same period in 2017. This decrease was primarily attributable to a decrease in commissions of $0.45 million due to the decrease in sales. The remainder of the decrease is attributable to the calculation for discontinued operations.

For the nine months ended September 30, 2018, sales and marketing expenses decreased $0.1 million, or 79%, as compared to the same period in 2017. This decrease was primarily attributable to a decrease in commissions due to the decrease in sales. The remainder of the decrease is attributable to the calculation for discontinued operations.

Goodwill Impairment

For the three and nine months ended September 30, 2018, the intangible asset of goodwill was completely impaired and increased operating expense for the period by $6.2 million as compared to the same periods in 2017. Based on review of ASU 2017-04, it was determined that we would not meet the standards outlined and management made the decision to record the impairment of goodwill as of September 30, 2018.

Other Expense, Net

For the three months ended September 30, 2018, other income increased $3.9 million, or 803%, as compared to the same period in 2017. This increase was primarily due to the change in the fair value of the derivative liabilities in the amount of $3.7 million and the decrease in interest expense in the amount of $0.2 million.

For the nine months ended September 30, 2018, other income increased $1.1 million, or 59%, as compared to the same period in 2017. This increase was primarily due to the fair value change of the derivative liabilities in the amount of $3.6 million, offset by the increase in the loss on the extinguishment of derivative liabilities in the amount of $1.2 million, the increase in offering costs of $0.6 million related to the issuance of warrant derivative liabilities, the increase in interest expense of $0.4 million due to the extinguishment of debt and the increase in the loss on the extinguishment of debt of $0.3 million.

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

For the nine months ended September 30, 2018 and 2017, we incurred net losses of $9.0 million and $4.3 million, respectively, and used cash in operations of $8.0 million and $4.4 million, respectively. We had an accumulated deficit of $229.6 million and $220.6 million as of September 30, 2018 and December 31, 2017, respectively. To date, our operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that we will continue to generate operating losses and use cash in operating activities. Our continuation as a going concern is dependent upon our ability to increase sales, implement cost saving measures, and/or raise additional funds through the capital markets. Whether and when we can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain. These uncertainties create substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In 2016, we implemented certain cost saving measures, including workforce and office space reductions, and will continue to evaluate additional cost savings alternatives during 2018. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. In addition to these cost-saving measures, we are actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and we believe that the publication of such data would help sales efforts as we approach new prospects.

We have common stock that is publicly traded and has been able to successfully raise capital when needed since the date of our initial public offering. We have engaged in discussions with investment and banking firms to examine financing alternatives, including options to encourage the exercise of outstanding warrants. In March 2018, we closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs on a warrant reprice and exercise transaction.

On May 14, 2018, we closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million, which excludes underwriting discounts and commissions and offering expenses payable by us.

On October 1, 2018, we sold the retail spine business (see Note 11). This sale will provide cash flows totaling $2.5 million over the next eighteen months and $3.5 million for the following eighteen months. The buyer also assumed our $2.5 million related party note payable.

Cash Flows - Unaudited

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(7,953)	$(4,396)
Net cash used in investing activities	(194)	(917)
Net cash provided by financing activities	14,401	1,214
Net increase (decrease) in cash used	$6,254	$(4,099)

Net Cash Used in Operating Activities

Net cash used in operating activities increased $3.6 million to $8.0 million during the nine months ended September 30, 2018, as compared to $4.4 million for the same period in 2017. Offset by the increase in the net loss and related non-cash add backs to the net loss, the increase in cash used in operating activities during 2018 was primarily due to changes in the movement of working capital items during the nine months ended September 30, 2018 as compared to the same period in 2017 as follows: a $1.2 million change in accounts payable and accrued expenses, a $0.4 million change in inventories and a $0.3 million change in prepaid expenses and other current assets.

Net Cash Used in Investing Activities

Net cash used in investing activities decreased $0.7 million to $0.2 million during the nine months ended September 30, 2018, compared to $0.9 million for the same period in 2017. The decrease in cash used in investing activities during 2018 was primarily due to a net decrease of $0.8 million in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $14.4 million during the nine months ended September 30, 2018, compared to $1.2 million during the same period in 2017. The $13.2 million increase in 2018 was primarily attributable to $6.9 million in proceeds received from the issuance of warrant derivative liabilities, the $6.8 million in proceeds from the issuance of preferred stock, the $2.8 million decrease in payments on debt and the $1.6 million in proceeds from the issuance of common stock in connection with the exercise of warrants, all offset by the $3.1 million decrease in proceeds from the issuance of common stock and the $1.8 million decrease in proceeds from the issuance of debt.

L2 Capital Debt

On January 31, 2018, we signed a promissory note in the aggregate principal amount of up to $0.84 million (the “L2 Note”) for an aggregate purchase price of up to $0.75 million and warrants to purchase up to an aggregate of 68,257 shares of common stock (the “Warrants”) at an exercise price of $3.31 per share. The maturity date was six months from date of funding. The L2 Note’s interest rate was 8% per year and a default interest rate of 18% per year. The L2 Note was able to be converted by the holder of the Note at any time following an event of default. The conversion price of the L2 Note in the event of a default was equal to the product of (i) 0.70 multiplied by (ii) the lowest volume weighted average price, or VWAP, of our common stock during the 20-day trading period ending in the Holder’s sole discretion on the last complete trading day prior to conversion, or, the conversion date.

On May 14, 2018, we closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million. Part of the proceeds from this offering were used to pay off the outstanding debt with L2 Capital. The total payoff was $1.1 million, with $0.7 million in principal and $0.4 million in interest.

Hercules and MEF I, LP/Anson Investments Debt Exchange

On January 3, 2018, we entered into an Assignment Agreement (the “Assignment Agreement”) with MEF I, LP and Anson Investments Master Fund (collectively the “Assignees” and each an “Assignee”), Hercules Technology III, L.P. (“HT III”) and Hercules Capital, Inc. (“HC” and, together with HT III, “Hercules”), pursuant to which Hercules assigned to the Assignees all amounts remaining due under the Loan and Security Agreement, dated June 30, 2014, as amended, between us and Hercules (the “Loan and Security Agreement”) and (2) the note (the “Hercules Note”) between us and Hercules evidencing the amounts due under the Loan and Security Agreement. The total amount assigned by Hercules to the Assignees in the aggregate was $2.3 million and was secured by the same collateral underlying the Loan and Security Agreement. Subsequently, we entered into an exchange agreement pursuant to which the Assignees agreed to exchange the Hercules Term Loan obligation acquired by them for two senior secured convertible promissory notes issued by us, each in the principal amount of $1.1 million for an aggregate principal amount of $2.2 million, (the “Exchange Notes”). The Exchange Notes were scheduled to mature on February 3, 2019 (the “Maturity Date”). The Exchange Notes had interest at a rate of 15% per annum. Prior to the Maturity Date, principal and interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of our common stock. All principal accrued under the Exchange Notes was convertible into shares of our common stock (“Conversion Shares”) at the election of the holders at any time at a fixed conversion price of $3.87 per share. Upon the occurrence of an event of default, the Assignees were entitled to convert all or any part of their Exchange Notes at a conversion price (the “Alternate Conversion Price”) equal to 70% of the lowest traded price of our common stock during the ten trading days prior to the conversion date, provided that (i) in no event was the Alternate Conversion Price less than $1.75 per share and (ii) the Assignees were not entitled to receive more than 19.99% of the outstanding Common Stock. So long as these Exchange Notes remained outstanding or the Assignees held any Conversion Shares, we were prohibited from entering into any financing transaction pursuant to which we sell our securities at a price lower than $1.75 per share. The Exchange Notes were secured by a first priority security interest in substantially all of our assets, including intellectual property, and contains covenants restricting payments to certain of our affiliates.

On May 14, 2018, we closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million. Part of the proceeds from this offering were used to pay off the outstanding debt with MEF I, L.P and Anson Investments. The total payoff was $1.6 million, with $1.4 million in principal and $0.2 million in interest.

North Stadium Term Loan – Related Party

On July 28, 2017, we entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by our Chief Executive Officer and Chairman of the Board. The North Stadium Loan bears interest at 10% per annum and requires us to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the Loan are due and payable on July 28, 2018. The North Stadium Loan is secured by substantially all of our assets. In connection with the North Stadium Loan, we also issued North Stadium a warrant to purchase up to 55,000 shares of our common stock at a purchase price of $5.04 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, was recorded as a debt discount and is being amortized as interest expense over the life of the term loan.

In July 2018, we entered into an extension to the term loan with North Stadium Investments, LLC. The extension moved the due date of the loan from July 28, 2018 to October 28, 2018, at which time all principal and unpaid interest are due and payable. The monthly interest only payments will continue through the payoff on October 28, 2018. On October 1, 2018, the liability for the North Stadium Term Loan will be sold to CTL Medial as part of the sales transaction for the retail spine business.

See Note 11 to the financial statements for an explanation of assumption of the North Stadium Term Loan – Related Party in association with the sale of the Spine business subsequent to year end.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to those policies during the nine months ended September 30, 2018. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

Prior to the period covered by the Quarterly Report for the period ended September 30, 2018, our Chief Executive Officer had concluded that our disclosure controls and procedures were not effective. Prior to the period ended September 30, 2018, we hired advisors to help us adopt new measures to improve upon our disclosure controls. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2018, the Company issued 242,063 shares of its common stock in connection with the cashless (net exercise) exercise of a common stock warrant previously issued to a private investor. The Company issued the common shares in reliance upon the exemption from registration contained in Section 4(2) and Rule 506 under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1	Asset Purchase Agreement by and among Amedica Corporation, CTL Corporation and US Spine Inc. dated as of September 5, 2018.		Form 8-K (Exhibit 3.1)	9/6/18	001-33624

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Amedica Corporation dated as of October 30, 2018		Form 8-K (Exhibit 3.1)	11/2/18	001-33624

3.2	Amendment to the Bylaws of Amedica Corporation dated as of October 30, 2018.		Form 8-K (Exhibit 3.2)	11/2/18	001-33624

10.1	Promissory Note issued by CTL Corporation in favor of Amedica Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.1)	10/5/18	001-33624

10.2	Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.2)	10/5/18	001-33624

10.3	Guaranty between Amedica Corporation and Daniel Chon dated as of October 1, 2018.		Form 8-K (Exhibit 10.3)	10/5/18	001-33624

10.4	ROFN Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.4)	10/5/18	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX TECHNOLOGIES, INC. (previously known as Amedica Corporation)

Date: November 14, 2018	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

