Form 10-K
period 2018-12-31
Sintx Technologies, Inc.
filed 2019-03-11
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

Commission File No. 001-33624

SINTX Technologies, Inc.

(previously known as “Amedica Corporation”)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-Accelerated Filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $20,592,811.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 25, 2019 was 21,793,641.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. SINTX Technologies, Inc. (“we”, “us”, “ourselves”) has tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly and annual results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully, our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act. Accordingly, we file periodic reports and other information with the SEC. We will make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, https://ir.sintx.com/ as soon as reasonably practicable after electronically filing such materials with the SEC. They may also be obtained free of charge by writing to SINTX Technologies, Inc., Attn: Investor Relations, 1885 West 2100 South, Salt Lake City, UT 84119. In addition, copies of these reports may be obtained through the SEC’s website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330. Our common stock trades on The NASDAQ Capital Market under the symbol “SINT.”

Unless otherwise indicated, all information contained in this Annual Report reflects a 1-for-15 reverse split of our common stock which was effected on January 25, 2016 and a 1-for-12 reverse split which was effected on November 10, 2017.

PART I

ITEM 1. BUSINESS

Overview – SINTX Technologies

We are a biomaterials company focused on providing ceramic based biomaterial solutions in a variety of medical and industrial applications. To date, our primary focus has been the research, development and commercialization of medical implant products manufactured with silicon nitride. We believe that silicon nitride has a superb combination of properties that make it ideally suited for long-term human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers- all of which have well-known practical limitations and disadvantages. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial and viral infection, ease of diagnostic imaging, resistance to corrosion, and superior strength and fracture resistance, among other advantages, all of which claims are validated in our large and growing inventory of peer-reviewed, published literature reports. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

We also believe that we are the first and only company to commercialize silicon nitride medical implants. Prior to October 1, 2018, we designed, manufactured and commercialized silicon nitride products for our own behalf in the spine implant market. Over 33,000 of our spinal implants manufactured with silicon nitride have been implanted into patients, with an excellent safety record. On October 1, 2018, we sold our spine implant business to CTL Medical and now manufacture spine implants made with silicon nitride for CTL Medical. Prior to selling our spine implant business to CTL Medical, we had received 510(k) regulatory clearance in the United States, a CE mark in Europe, ANVISA approval in Brazil, and ARTG and Prostheses approvals in Australia for a number of silicon nitride spine implant products designed for spinal fusion surgery. Spine implant products manufactured by us from silicon nitride are currently marketed and sold by CTL Medical under the Valeo® brand to surgeons and hospitals in the United States and to selected markets in Europe and South America. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. We are collaborating with CTL Medical to establish a commercial partner in Australia and also working with other partners to obtain regulatory approval for silicon nitride implants in Japan.

The sale of our spine implant business to CTL Medical enables us to now focus on our core competencies. These are research and development of silicon nitride and the design and manufacture of medical and nonmedical products manufactured from silicon nitride and other ceramic materials for our own account and in collaboration with other medical device manufacturers. We are targeting original equipment manufacturer (“OEM”) – including CTL Medical - and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as coating products with silicon nitride, hip and knee replacements, dental and maxillofacial implants, extremities, trauma, and sports medicine. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride, and we are uniquely positioned to convert existing, successful implant designs made by other companies into products manufactured with silicon nitride. OEM and private label partnerships allow us to work with a variety of partners, accelerate the adoption of silicon nitride, and realize incremental revenue at improved operating margins, when compared to the cost-intensive direct sales model.

We believe that silicon nitride addresses many of the biomaterial-related limitations in fields such as hip and knee replacements, dental and maxillofacial implants, sports medicine, extremities, and trauma surgery. We further believe that the inherent material properties of silicon nitride, and the ability to formulate the material in a variety of compositions, combined with precise control of the surface properties of the material, opens up a number of commercial opportunities across orthopedic surgery, neurological surgery, maxillofacial surgery, and other medical disciplines.

We operate a 30,000 square foot manufacturing facility at our corporate headquarters in Salt Lake City, Utah, and we believe we are the only vertically integrated silicon nitride medical device manufacturer in the world.

Overview - Biomaterials

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

Our Silicon Nitride Technology Platform

We believe we are the only FDA-cleared and ISO 13485 certified silicon nitride medical device manufacturing facility in the world, and the only provider of structural ceramics-based medical devices used for spinal fusion applications. Silicon nitride is a chemical compound comprised of the elements silicon and nitrogen, with the chemical formula Si3N4. Silicon nitride, an advanced ceramic, is lightweight, resistant to fracture and strong, and is used in many demanding mechanical, thermal and wear applications, such as in space shuttle bearings, jet engine components and body armor.

We believe our silicon nitride is ideal as an implant material and is superior to other biomaterials currently used in the market such as PEEK, allograft and autograft bone, metal and traditional oxide ceramics, none of which possess all of the favorable characteristics of silicon nitride:

●	Promotes Bone Growth. Our silicon nitride is osteointegrative through its inherent surface topography and surface chemistry. The surface topography provides scaffolding for new bone growth. As a hydrophilic material, silicon nitride attracts protein cells and nutrients that stimulate osteoprogenitor cells to differentiate into osteoblasts, which are needed for optimal bone growth environments. Our silicon nitride has an inherent surface chemistry that favors bone formation and healing, much more so than PEEK and metals. These properties were highlighted in an in vivo study, where we measured the force required to separate devices from the spine after being implanted for three months, which indicates the quality of osteointegration. In the absence of bacteria, the force required to separate our silicon nitride from its surrounding bone was approximately three times that of PEEK, and nearly two times that of titanium. In the presence of bacteria, the force required to separate our silicon nitride from its surrounding bone was over five times that of titanium, while there was effectively no separation force required for PEEK, indicating essentially no osteointegration in a septic environment.

5

●

Antibacterial. We have demonstrated in in vitro and in vivo studies that silicon nitride has inherent surface antibacterial properties, which reduce the risk of bacterial infection and biofilm in and around a silicon nitride device. PEEK, traditional ceramics, metals and bone do not have this bacterial resistance. These properties were highlighted in an in vitro study (Acta Biomater. 2012 Dec;8(12):4447-54. doi: 10.1016/j.actbio.2012.07.038. Epub 2012 Jul 31.), where live bacteria counts were between 8 and 30 times lower on our silicon nitride than PEEK and up to 8 times lower on our silicon nitride than titanium. In addition to improving patient outcomes, we believe the antibacterial properties of our silicon nitride should make it an attractive biomaterial to hospitals and surgeons who are not reimbursed by third-party payers for the treatment of acute, implant-related infections. Additionally, silicon nitride is synthetic and, therefore, there is a lower risk of disease transmission through cross-contamination or of an adverse auto-immune response, sometimes associated with the use of allograft bone.

●

Antiviral: Solid-surface inactivation of microbial pathogens has ancient roots; the Smith Papyrus (2600~2200 B.C.) described the use of copper surfaces to sterilize chest wounds and drinking water. Today, brass and bronze on door-knobs help prevent microbial spread in hospitals, and metal particles and surface coatings of selected metals are used in hygiene-sensitive environments, both as inactivators and adjuvants in inducing cellular immunity. Cellular toxicity limits these approaches because while the reactive oxygen radicals generated at metal surfaces efficiently kill bacteria and viruses, they also damage cells by oxidizing their proteins and lipids. Recent data have shown that silicon nitride surfaces are effective against several types of viruses. With surface-contact transmission of viral pathogens, particularly influenza, and the increasing use of consumer touchscreens in various retail industries, we believe that our material has value to OEM partners focused on consumer glass-based surface coatings and treatments. We have filed a U.S. patent application on this effect.

●

Antifungal: We have conducted preliminary studies which suggest that our silicon nitride may be effective against fungal microbes. Plant-based viruses, bacteria, and fungi affect some 15% of the world’s edible crops, or about 1 billion metric tons of edible produce annually, with an economic impact in the US and Canada alone estimated to be between $1.5 to $5 Billion per year. The mycotoxins produced by these plant fungi have an overall negative impact on human health and longevity. The inorganic nature of silicon nitride may prove to be more beneficial than the use of petrochemical or organometallic fungicides which are known to have residual effects in soil, on plants, and in fruit. Our goal is to identify industry partners who have interest in this technology, and potentially spin-off this agribusiness segment of our business, with SINTX Technologies as an OEM supplier.

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

Supporting Data

We and a number of independent third parties have conducted extensive biocompatibility, biomechanical, in vivo and in vitro testing on our silicon nitride composition to establish its safety and efficacy in support of regulatory clearance of our biomaterial, products and product candidates. We have also completed additional testing of our silicon nitride products and product candidates. The results of this testing have been published in over 75 peer reviewed publications that include basic science studies, small- and large-animal data, and human clinical studies. We believe that our product development strategy is consistent with the manner in which other biomaterials have been successfully introduced into the market and adopted as the standard of care. Listed below is an overview of some of the key testing completed on our silicon nitride biomaterial, products and product candidates to date, as well as other information about our silicon nitride and other biomaterials.

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

Antiviral and Antifungal Properties

Antiviral: Our data have shown that off-stoichiometric reactions at the surface of our silicon nitride can inactivate different types of single-strand RNA viruses. This antiviral property derives from reactive nitrogen species without harm to mammalian cells. Testing based on polymerase chain reaction tests of viral RNA and in situ Raman spectroscopy suggest that our material is effective in counteracting several viruses relevant to public health concerns, such as Influenza A, Feline calcivirus, and Enterovirus.

Antfungal: We have conducted preliminary studies which suggest that our silicon nitride may be effective against fungal microbes. After sintering and processing, powdered silicon nitride was dissolved in a 1.5 vol.% aqueous solution that underwent field testing on two species of grape vine leaves that were infected with a fungal pathogen Plasmopara viticola. After 1 minute of exposure to our silicon nitride, the infected area of the leaves was reduced by ~95%. The likely mechanism likely involves electrical attraction to, and attachment of silicon nitride particles to oppositely-charged pathogen spores.

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

Our Forms of Silicon Nitride

To control the quality, cost and availability of our silicon nitride products and product candidates, we operate our own manufacturing facility. Our 54,000 square foot corporate building includes a 30,000 square foot FDA Registered and ISO 13485 certified medical device manufacturing space. It is equipped with state-of-the-art powder processing, spray drying, pressing and computerized machining equipment, sintering furnaces, and other testing equipment that enables us to control the entire manufacturing process for our silicon nitride products and product candidates. To our knowledge, we are the only vertically integrated silicon nitride orthopedic medical device manufacturer in the world. All operations with the exceptions of raw material production, cleaning, packaging and sterilization are performed in-house. We purchase raw materials, consisting of silicon nitride ceramic powder and dopant chemical compounds, from several vendors which are ISO registered and approved by us. These raw materials are characterized and tested in accordance with our specifications and then blended to formulate our silicon nitride. We believe that there are multiple vendors that can supply us these raw materials and we continually monitor the quality and pricing offered by our vendors to ensure high quality and cost-effective supply of these materials.

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

We currently produce silicon nitride for use in our commercial products and product candidates in the following forms:

●	Solid Silicon Nitride. This form of silicon nitride is a fully dense, load-bearing solid used for devices that require high strength, toughness, fracture resistance and low wear, including interbody spinal fusion devices, hip and knee replacement implants, and dental implants.

●	Porous Silicon Nitride. While this form of silicon nitride has a chemical composition that is identical to that of our monolithic solid silicon nitride, this formulation has a porous structure, which is engineered to mimic cancellous bone, the spongy bone tissue that typically makes up the interior of human bones. Our porous silicon nitride has interconnected pores ranging in size between about 90 and 600 microns, which is similar to that of cancellous bone. This form of silicon nitride can be used for the promotion of bone in-growth and attachment. We believe our porous silicon nitride can act as a substitute for the orthobiologics currently used to fill interbody devices in an effort to stimulate fusion, as a bone void filler, and as a porous scaffold for medical devices.

●	Composite of Solid and Porous Silicon Nitride. This form of silicon nitride is a combination, or composite, of our solid monolithic and porous formulations of silicon nitride. This composite may be used to manufacture devices and implants that mimic the structure of natural bone by incorporating both a fully dense, load-bearing solid component on the outside and a porous component intended to promote bone in-growth on the inside. This composite form of silicon nitride is used in interbody spinal fusion devices and can be used in components for total hip and knee replacement implants.

●

Composite of Silicon Nitride and PEEK. We have demonstrated in the laboratory that it is possible to compound our silicon nitride powder and the polymer PEEK and that the ensuing composite material maintains the bioactive properties of silicon nitride. We have engaged commercial partners to assist us in developing this technology. This composite material would allow the straightforward machinability of a complex device that would be more challenging to manufacture from silicon nitride alone.

●	Silicon Nitride Coating. With a similar chemical composition as our other forms of silicon nitride, this form of silicon nitride can be applied as an adherent coating to metallic substrates, including cobalt-chromium, titanium and steel alloys, polymers, and ceramics. We believe applying an extremely thin layer of silicon nitride as a coating may provide a highly wear-resistant articulation surface, such as on femoral heads, which may reduce problems associated with metal or polymer wear debris. We also believe that the silicon nitride coating can be applied to devices that require firm fixation and functional connections between the device or implant and the surrounding tissue, such as hip stems and screws. The use of silicon nitride coating may also create an antibacterial, antiviral, and antifungal barrier between the device and the adjacent bone or tissue. We are currently evaluating several different coating technologies.

Our Competitive Strengths

We believe we can use our silicon nitride technology platform to become a leading biomaterial company and have the following principal competitive strengths:

●	Sole Provider of Silicon Nitride Medical Devices. We believe we are the only company that designs, develops, manufactures and sells medical grade silicon nitride-based products. Due to its key characteristics, we believe our silicon nitride enables us to offer new and transformative products across multiple medical specialties. In addition, with the FDA clearance of our silicon nitride Valeo products, we are the only company to develop and manufacture a ceramic for use in FDA cleared spinal fusion medical devices in the United States.

●	In-House Manufacturing Capabilities for Implantable Medical Devices. We operate a 30,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. This operation complies with the FDA’s quality system regulation, or QSR, and is certified under the International Organization for Standardization’s, or ISO, standard 13485 for medical devices. This facility allows us to rapidly design and produce silicon nitride products while controlling the entire manufacturing process from raw material to finished goods.

●	Extensive Network of Scientific Collaborators. We have developed strong, multi-year, collaborative relationships with surgeons who have used our products. These surgeons have supported us in collecting clinical data on silicon nitride and on reporting the successful patient outcomes they have observed. We also have long standing relations with university laboratories in Japan and the US and have recently been invited to participate in a European consortium on silicon nitride. Our partner in Japan has been at the forefront of silicon nitride biomaterial research for several years and has published extensively on the subject.

●	Highly Experienced Management and Technical Advisory Team. Members of our management team have extensive experience in silicon nitride, ceramics, research and development, manufacturing and operations, product development, launching of new products into the orthopedics market and selling to hospitals through direct sales organizations, distributors, manufacturers and other orthopedic companies. We also collaborate with a network of leading technical (academic and surgeon) advisors in the design, development and use of our silicon nitride products and product candidates.

Our Strategy

Our goal is to become a leading biomaterial company focused on using our silicon nitride technology platform to develop, manufacture and commercialize a broad range of medical devices. Key elements of our strategy to achieve this goal are the following:

●	Support CTL and drive further adoption of silicon nitride interbody spinal fusion devices. We have entered into a 10-year agreement to manufacture all of CTL Medical’s requirements of silicon nitride based spinal implant products. This includes the current product line as well as new applications for silicon nitride in the spine.
●	Develop a commercial opportunity outside of spine. We have had active programs outside of spine for several years. We expect to commercialize on one or more of these in the near future.
●	Develop new silicon nitride manufacturing technologies. Our current manufacturing process has allowed us to successfully produce spinal implants for over 10 years. However, this process has limitations and we are actively pursuing other manufacturing technologies such as additive manufacturing, and surface coating technologies.
●	Make improvements to our current formulation of silicon nitride to increase the bioactive properties of the material. We have demonstrated in the laboratory that we can make our material more bioactive. This work has been independently corroborated by researchers in other parts of the world. We expect that the availability of silicon nitride with enhanced bioactivity would open up new markets to us.

●	Apply our silicon nitride technology platform to other OEM opportunities – medical and non-medical We believe our biomaterial expertise, flexible manufacturing process, and strong intellectual property will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using silicon nitride and our technology platform to improve their characteristics. We are seeking partnerships to utilize our capabilities and manufacture products for medical and non-medical original equipment manufacturer (“OEM”) and private label partnerships. We see specific opportunities in markets such as dental, maxillofacial, total hip and knee joint replacements, and sports medicine.

Market Opportunity

Overview

We believe our silicon nitride biomaterial technology platform provides us with numerous competitive advantages in the biomaterials market. We manufactured interbody spinal fusion devices for our own retail spine business from 2008 to 2018, presently manufacture these for CTL Medical, and have a 10-year exclusive right to continue to manufacture them for CTL Medical. We are developing products on our own behalf and for third party manufacturers – including CTL Medical - for use as components in spine, total hip and knee joint replacements, as well as dental and maxillofacial applications. We believe we can also utilize our silicon nitride technology platform to develop future products in additional markets, such as the sports medicine, extremities, trauma, and non-medical markets.

We believe that the main drivers for growth within the orthopedic biomaterials market are the following:

●	Introduction of New Technologies. Better performing and longer-lasting biomaterials, improved diagnostics, and advances in surgical procedures allow for surgical intervention earlier in the continuum of care and better outcomes for patients. We believe surgical options using better performing and longer-lasting biomaterials will gain acceptance among surgeons and younger patients and drive accelerated growth and increase the size of the spinal fusion and joint replacement markets.

●	Favorable and Changing Demographics. With the growing number of elderly people, age-related ailments are expected to rise sharply, which we believe will increase the demand and need for biomaterials and devices with improved performance capabilities. Also, middle-aged and older patients increasingly expect to enjoy active lifestyles, and consequently demand effective treatments for painful spine and joint conditions, including better performing and longer-lasting interbody spinal fusion devices and joint replacements.

●	Market Expansion into New Geographic Areas. We anticipate that demand for biomaterials and the associated medical devices will increase as the applications in which biomaterials are used are introduced to and become more widely accepted in underserved countries, such as Brazil and China. We also expect to introduce our products into established markets such as Australia and Japan.

The Interbody Spinal Fusion Market

We believe there is opportunity for significant growth in the spinal fusion market for interbody spinal fusion devices manufactured with silicon nitride. Currently, in spinal fusion procedures conducted in the United States today, a significant majority utilize interbody devices comprised of PEEK and bone, with occasional use of metals and other materials including ceramics. The market for interbody spinal fusion devices has shifted over time as new biomaterials with superior characteristics have been incorporated into these devices and have launched into the market. We believe the market has reached another inflection point as surgeons and hospitals recognized the limitations of devices currently available. Similarly, we believe silicon nitride interbody spinal fusion products address the key limitations of other biomaterials currently used in interbody spinal fusion devices and demonstrate superior characteristics needed to improve clinical outcomes.

We selected this market as the first application for our silicon nitride technology because of the limitations of currently available products, its size, and the key characteristics silicon nitride possesses, which are critical for superior interbody spinal fusion outcomes.

●	Promotion of Bone Growth. The biomaterial should be both osteoconductive and create an osteoinductive environment to promote bone growth in and around the interbody device to further support fusion and stability. Osteoconduction occurs when material serves as a scaffold to support the growth of new bone in and around the material. Osteoinduction involves the stimulation of osteoprogenitor cells to develop, or differentiate, into osteoblasts, which are cells that are needed for bone growth. A material which stimulates bone growth and accelerates fusion rates is ideal in spinal fusion procedures.

●	Antibacterial. Spinal fusion devices can become colonized with bacteria, which may limit fusion to adjacent vertebrae or cause serious infection. Treating device-related infection is costly and generally requires repeat surgery, including surgery to replace the device, referred to as revision surgery, which may extend hospital stays, suffering and disability for patients. A biomaterial that has antibacterial properties can reduce the incidence of bacteria colonization in and around the interbody device that can lead to infection, revision surgery and associated increased costs.

●	Imaging Compatibility. The biomaterial should be visible through, and not inhibit the effective use of, common surgical and diagnostic imaging techniques, such as X-ray, CT and MRI. These imaging techniques are used by surgeons during and after spinal fusion procedures to assist in the proper placement of interbody devices and to assess the quality of post-operative bone fusion.

●	Strength and Resistance to Fracture. The biomaterial should be strong and resistant to fracture during implantation of the device and to successfully restore intervertebral disc space and spinal alignment during the fusion process. The biomaterial should have high flexural strength, which is the ability to resist breakage during bending, and high compressive strength, which is the ability to resist compression under pressure, to withstand the static and dynamic forces exerted on the spine during daily activities over the long term.

Spinal Fusion Products

Current spinal fusion products that we manufacture for CTL Medical are:

Valeo Interbody Fusion Devices	Generation
AL: Anterior Lumbar	2nd
PL: Posterior Lumbar	1st and 2nd
OL: Oblique Lumbar	1st and 2nd
TL: Transforaminal Lumbar	1st and 2nd
LL: Lateral Lumbar	2nd
C: Cervical	1st and 2nd
CORP: Corpectomy	1st
C+CSC (cleared in Australia and the EU but not the USA)	1st
C+CSC with Lumen	1st

The Dental Market

We believe there is opportunity for significant growth in the dental implant market for dental implant devices manufactured with silicon nitride and are pursuing this opportunity aggressively. We have entered into a joint development agreement with a dental implant design company and distributor of dental technologies for the development of a silicon nitride based dental implant system and devices.

When a tooth is removed, one common approach to restoration is to use a multi-part construct consisting of an titanium implant (or screw), a zirconia abutment, and a crown. Potential applications for silicon nitride in this procedure include the implant and the abutment.

Silicon nitride is appealing because this application takes advantage of the same bioactive properties discussed in the spinal implant section:

●	Promotion of bone growth
●	Antibacterial
●	Imaging compatible
●	Hard, strong, resistant to fracture and wear

We also believe it may be possible to leverage our knowledge of medical device manufacturing of ceramics and commercialize products for the dental market made from ceramics other than silicon nitride.

The Hip and Knee Joint Replacement Market

We believe there is opportunity for significant growth in the hip and knee joint replacement market for interbody devices manufactured with silicon nitride.

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

Our Total Hip Implant Product Candidates

We have developed a femoral head that is made from our solid silicon nitride, which could be used for total hip replacement product candidates. This femoral head is expected to articulate against a cross-linked polyethylene liner fixed into a metal acetabular cup. Most recently we participated in a university study that demonstrated the comparatively better behavior of silicon nitride femoral heads in taper fretting corrosion behavior study. As we continue to gather evidence that silicon nitride femoral heads are superior in terms of wear performance, taper corrosion, strength and in vitro hydrothermal stability, we eventually intend to commercialize this product in cooperation with a strategic partner. However, clearance of these types of devices by the FDA will be required. Currently, the FDA has indicated that a limited one to two-year clinical trial may be necessary to obtain clearance.

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

Other Product Opportunities

Our silicon nitride technology platform is adaptable, and we believe it may be used to develop products to address other significant opportunities, such as in the cranial-maxillofacial, extremities, sports medicine and trauma markets.

We also believe our coating technology may be used to enhance metal products as well as other commercially available metal or PEEK spinal fusion and joint replacement products. We have produced feasibility prototypes of dental implants, other components for use in total hip implants in addition to our total hip and knee implant product candidates discussed above, a suture anchor for sports medicine applications, an osteotomy wedge for extremities applications, and prototypes of silicon nitride-coated plates for potential trauma applications. We have also developed a process to apply our silicon nitride as a coating on other materials which may find applications in markets outside of the medical device industry.

Our recent discoveries of the antiviral and antifungal properties of silicon nitride have opened up completely new opportunities for us in the consumer and agriculture markets.

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

As of the end of January 2019, we had thirteen issued U.S. patents, three pending U.S. patent applications, and one pending PCT application. Our first issued patent expired in 2016, with the last of these patents expiring in 2036. The core patent (US 6,881,229) expires in 2022.

We have seven U.S. patents directed to articulating implants using our high-strength, high toughness doped silicon nitride solid ceramic. The issued patents, which include US 6,881,229; US 7,666,229; US 7,780,738; US 8,123,812; US 8,133,284; US 9,051,639; and US 9,517,136 begin to expire in 2022.

We also have two U.S. patents related to our CSC technology that are directed to implants that have both a dense load-bearing, or cortical, component and a porous, or cancellous, component, together with a surface coating. These issued patents, US 8,133,284 and US 9,649,197, expire in 2022 and 2035, respectively.

We also have three U.S. patents that we acquired in July 2012 from Dytech Corporation Ltd., or Dytech, directed to manufacturing processes for the production of porous ceramics for use in our orthopedic implants. These patents include US 5,563,106 and US 5,705,448, which have now expired; and US 6,617,270, which expires in 2019. Under our acquisition agreement with Dytech, Dytech granted to us a perpetual, irrevocable and exclusive license, including the right to grant sublicenses, to certain improvements and know-how related to the acquired patents. In return, we are required to pay Dytech a low single-digit royalty on net sales of products sold by us, our affiliates, or our licensees that are covered by one or more valid claims of these patents, and a percentage of any non-royalty licensing income we may receive in the event we grant a license to others.

Our remaining issued patents and pending applications are directed to additional aspects of our products and technologies including, among other things:

●	designs for intervertebral fusion devices;
●	designs for hip implants;
●	designs for knee implants;
●	implants with improved antibacterial characteristics;
●	implants with improved wear performance; and
●	Antipathogenic compositions.

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

We believe our main competitors in the orthopedic implant market, which utilize a variety of competitive biomaterials, include: Medtronic, Inc.; DePuy Synthes Companies, a group of Johnson & Johnson companies; Stryker Corporation; Biomet, Inc.; Zimmer Holdings, Inc.; Smith & Nephew plc; and Aesculap Inc. Presently, these companies buy ceramic components on an OEM basis from manufacturers such as CeramTec, Kyocera and CoorsTek, Inc., among others. We anticipate that these and other orthopedic companies and OEMs will seek to introduce new biomaterials and products that compete with ours.

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

United States

Pre-Marketing Regulation

In the United States, medical devices are regulated by the FDA. Unless an exemption applies, a new medical device will require either prior 510(k) clearance or approval of a premarket approval application, or PMA, before it can be marketed in the United States. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices, which are those that have the lowest level or risk associated with them, are subject to general controls, including labeling, premarket notification and adherence to the QSR. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, are subject to most of the previously identified requirements as well as to premarket approval. Most Class I devices and some Class II devices are exempt from the 510(k) requirements, although manufacturers of these devices are still subject to registration, listing, labeling and QSR requirements.

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

The PMA process is more complex, costly and time consuming than the 510(k) clearance procedure. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical, manufacturing, control and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a PMA is submitted, the FDA has 45 days to determine whether it is sufficiently complete to permit a substantive review. If the PMA is complete, the FDA will file the PMA. The FDA is subject to performance goal review times for PMAs and may issue a decision letter as a first action on a PMA within 180 days of filing, but if it has questions, it will likely issue a first major deficiency letter within 150 days of filing. It may also refer the PMA to an FDA advisory panel for additional review and will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR, either of which could extend the 180-day response target. While the FDA’s ability to meet its performance goals has generally improved during the past few years, it may not meet these goals in the future. A PMA can take several years to complete and there is no assurance that any submitted PMA will ever be approved. Even when approved, the FDA may limit the indication for which the medical device may be marketed or to whom it may be sold. In addition, the FDA may request additional information or request the performance of additional clinical trials before it will reconsider the approval of the PMA or as a condition of approval, in which case the trials must be completed after the PMA is approved. Changes to the device, including changes to its manufacturing process, may require the approval of a supplemental PMA.

If a medical device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption, or IDE, to the FDA and obtains approval of the IDE from the FDA. The IDE must be supported by appropriate data, such as animal and laboratory testing results and include a proposed clinical protocol. These clinical trials are also subject to the review, approval and oversight of an institutional review board, or IRB, which is an independent and multi-disciplinary committee of volunteers who review and approve research proposals, and the reporting of adverse events and experiences, at each institution at which the clinical trial will be performed. The clinical trials must be conducted in accordance with applicable regulations, including but not limited to the FDA’s IDE regulations and current good clinical practices. A clinical trial may be suspended by the FDA, the IRB or the sponsor at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and efficacy of a device or may be equivocal or otherwise not be sufficient to obtain approval.

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

International Regulation

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. For example, the primary regulatory authority with respect to medical devices in Europe is that of the European Union. The European Union consists of 28 countries and has a total population of over 500 million people. The unification of these countries into a common market has resulted in the unification of laws, standards and procedures across these countries, which may expedite the introduction of medical devices like those we are offering and developing. Norway, Iceland, Lichtenstein and Switzerland are not members of the European Union but have transposed applicable European medical device laws into their national legislation. Thus, a device that is marketed in the European Union may also be recognized and accepted in those four non-member European countries as well.

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

Sales, marketing, consulting, and advisory arrangements between medical device manufacturers and sales agents and physicians are subject to the Anti-Kickback Statute and other fraud and abuse laws. Government officials have focused recent enforcement efforts on, among other things, the sales and marketing activities of healthcare companies, including medical device manufacturers, and have brought cases against individuals or entities whose personnel allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business. We expect these activities to continue to be a focus of government enforcement efforts. Settlements of these cases by healthcare companies have involved significant fines and penalties and, in some instances, criminal plea agreements. We are also aware of governmental investigations of some of the largest orthopedic device companies reportedly focusing on consulting and service agreements between these companies and orthopedic surgeons. These developments are ongoing, and we cannot predict the effects they will have on our business.

The federal False Claims Act imposes liability on any person that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim, or has caused such a claim to be submitted, to the federal government, and to share in any monetary recovery. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when a person knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks, and other improper referrals, and allegations as to misrepresentations with respect to the services rendered. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies, including medical device manufacturers, to defend false claim actions, pay damages and penalties, or be excluded from participation in Medicare, Medicaid or other federal or state healthcare programs as a result of investigations arising out of such actions. In addition, various states have enacted similar laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services.

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

Third-Party Reimbursement

Because we and our customers typically receive payment directly from hospitals and surgical centers, we do not anticipate relying directly on payment for any of our products from third-party payors, such as Medicare, Medicaid, private insurers, and managed care companies. However, our business will be affected by policies administered by federal and state healthcare programs, such as Medicare and Medicaid, as well as private third-party payors, which often follow the policies of the state and federal healthcare programs. For example, our business will be indirectly impacted by the ability of a hospital or medical facility to obtain coverage and third-party reimbursement for procedures performed using our products. Many hospitals and clinics in the United States belong to group purchasing organizations (that typically incentivize their hospital members to make a relatively large proportion of purchases from a limited number of vendors of similar products that have contracted to offer discounted prices). Such contracts often include exceptions for purchasing certain innovative new technologies, however. Accordingly, the commercial success of our products may also depend to some extent on our ability to either negotiate favorable purchase contracts with key group purchasing organizations or persuade hospitals and clinics to purchase our product “off contract.” These third-party payors may deny reimbursement if they determine that a device used in a procedure was not medically necessary; was not used in accordance with cost-effective treatment methods, as determined by the third-party payor; or was used for an unapproved use. A national or local coverage decision denying Medicare coverage for one or more of our products could result in private insurers and other third party payors also denying coverage. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future. The cost containment measures that third-party payors and providers are instituting, both within the United States and abroad, could significantly reduce our potential revenues from the sale of our products and any product candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for our products and product candidates in whole or in part.

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

While it is expected that hospitals will be able to obtain coverage for procedures using our products, the level of payment available to them for such procedures may change over time. State and federal healthcare programs, such as Medicare and Medicaid, closely regulate provider payment levels and have sought to contain, and sometimes reduce, payment levels. Commercial insurers and managed care plans frequently follow government payment policies and are likewise interested in controlling increases in the cost of medical care. These third-party payors may deny payment if they determine that a procedure was not medically necessary, a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved use.

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

Member countries of the European Union offer various combinations of centrally financed healthcare systems and private health insurance systems. The relative importance of government and private systems varies from country to country. Governments may influence the price of medical devices through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may be marketed only once a reimbursement price has been agreed upon. Some of these countries may require, as condition of obtaining reimbursement or pricing approval, the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Some E.U. member states allow companies to fix their own prices for devices but monitor and control company profits. The choice of devices is subject to constraints imposed by the availability of funds within the purchasing institution. Medical devices are most commonly sold to hospitals or healthcare facilities at a price set by negotiation between the buyer and the seller. A contract to purchase products may result from an individual initiative or as a result of a competitive bidding process. In either case, the purchaser pays the supplier, and payment terms vary widely throughout the European Union. Failure to obtain favorable negotiated prices with hospitals or healthcare facilities could adversely affect sales of our products.

Employees

As of February 28, 2019, we had 19 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions.

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2018 and 2017 we incurred a net loss of $8.8 million and $9.3 million, respectively, and used cash in operations of $9.3 million and $4.7 million, respectively. We have an accumulated deficit of $229.4 million at December 31, 2018. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching new products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to manufacture products for CTL Medical and other OEM customers and research and develop and seek regulatory approvals for our product candidates.

If sales revenue from any of our products or product candidates that receive marketing clearance from the FDA or other regulatory body is insufficient, if we are unable to develop and commercialize any of our product candidates, or if our product development is delayed, we may never become profitable. Even if we do become profitable, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

Our success depends on our ability to successfully commercialize silicon nitride-based medical devices, which to date have experienced only limited market acceptance.

We believe we are the first and only company to use silicon nitride in medical applications. To date, however, we have had limited acceptance of our silicon nitride-based products and our product revenue has been derived substantially from our non-silicon nitride products. In order to succeed in our goal of becoming a leading biomaterial technology company utilizing silicon nitride, we must increase market awareness of our silicon nitride interbody spinal fusion products in conjunction with CTL Medical, continue to develop our other product candidates outside of spinal fusion applications, enhance our commercial infrastructure and commercialize our silicon nitride joint replacement components and other products. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

Our current products and our future products may not be accepted by hospitals and surgeons and may not become commercially successful.

With the sale of our spine business to CTL Medical we are now dependent on the efforts of CTL Medical to sell the spinal fusion products that we manufacture and then sell to CTL Medical. If CTL Medical is not able to sell such products or is unable increase demand for such products, then our revenues will substantially decline. Since obtaining regulatory clearance from the FDA for our first silicon nitride spinal fusion products in 2008, we were not been able to obtain significant market share of the interbody spinal fusion market, and CTL Medical may not obtain such market share in the future. Even if we receive regulatory clearances or approvals for our other product candidates in development, these product candidates may not gain market acceptance among orthopedic surgeons and the medical community. Orthopedic surgeons may elect not to use our products for a variety of reasons, including:

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

If surgeons do not perceive silicon nitride products and product candidates as superior alternatives to competing products, we will not be able to generate significant revenues, if any.

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

The orthopedic market is highly competitive, and we may not be able to compete effectively against the larger, well-established companies that dominate this market or emerging and small innovative companies that may seek to obtain or increase their share of the market.

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

These companies enjoy significant competitive advantages over us, including:

●	broad product offerings, which address the needs of orthopedic surgeons and hospitals in a wide range of procedures;

●	products that are supported by long-term clinical data;

●	greater experience in, and resources for, launching, marketing, distributing and selling products, including strong sales forces and established distribution networks;

●	existing relationships with orthopedic surgeons;

●	extensive intellectual property portfolios and greater resources for patent protection;

●	greater financial and other resources for product research and development;

●	greater experience in obtaining and maintaining FDA and other regulatory clearances and approvals for products and product enhancements;

●	established manufacturing operations and contract manufacturing relationships;

●	significantly greater name recognition and widely recognized trademarks; and

●	established relationships with healthcare providers and payers.

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

We are entirely dependent on CTL Medical’s ability to sell the spinal fusion products we manufacture from silicon nitride. If CTL Medical is not able to sell such products or increase demand for the products our revenues will be substantially impacted which would have a significant impact on our business and operating results.

Sales of spinal fusion products manufactured from silicon nitride to CTL Medical accounts for all of our revenues from the sale of products. We have entered into a 10-year manufacturing and supply agreement with CTL Medical to supply CTL Medical with its requirements of silicon nitride manufactured spinal fusion products. CTL Medical is not under any obligation to purchase any minimum quantities of products from us. If CTL Medical is not successful in creating demand for such products and selling such products, then they are not required to purchase any products from us. Because of our significant customer concentration, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, CTL Medical. A reduction or delay in orders from CTL Medical, or a delay or default in payment by any significant customer, could materially harm our business and results of operations.

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

Although we are currently manufacturing silicon nitride interbody spinal fusion implants for CTL Medical, in order to be successful, we will need to expand our product lines to include other silicon nitride devices. Therefore, we are developing silicon nitride product candidates for total hip and knee replacement procedures, dental implants and are exploring the application of our silicon nitride technology for other potential applications. However, we have yet to commercialize any silicon nitride products beyond our spinal fusion products. To succeed in our commercialization efforts, we must effectively continue product development and testing, find new strategic partners, obtain regulatory clearances and approvals, and enhance our sales and marketing capabilities. Because of these uncertainties, there is no assurance that we will succeed in bringing any of our current or future product candidates to market. If we fail in bringing our product candidates to market, or experience delays in doing so, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

We will depend on one or more strategic partners to develop and commercialize our total joint replacement and dental implant product candidates, and if our strategic partners are unable to execute effectively on our agreements with them, we may never become profitable.

We are seeking a strategic partner to develop and commercialize our total joint replacement and dental implant product candidates. We will be reliant on our strategic partners to develop and commercialize a total hip or knee joint replacement product candidate that utilizes silicon nitride-coated components, although we have not yet entered into an agreement with any strategic partner to develop products with these silicon nitride-coated components and may be unable to do so on agreeable terms. In order to succeed in our joint commercialization efforts, we and any future partners must execute effectively on all elements of a combined business plan, including continuing to establish sales and marketing capabilities, manage certified, validated and effective commercial-scale manufacturing operations, conduct product development and testing, and obtain regulatory clearances and approvals for our product candidate. If we or any of our strategic partners fail in any of these endeavors, or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

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

In the United States, the commercial success of our products will depend, in part, on the extent to which governmental payers at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for procedures utilizing our products. Because we typically receive payment directly from the companies for whom we manufacture, such as CTL Medical, we do not anticipate relying directly on payment from third-party payers for our products. However, hospitals and other healthcare providers that purchase orthopedic products manufactured by us from our customers for treatment of their patients generally rely on third-party payers to pay for all or part of the costs and fees associated with our products as part of a “bundled” rate for the associated procedures. The existence of coverage and adequate reimbursement for our products and the procedures performed with them by government and private payers is critical to market acceptance of our existing and future products. Neither hospitals nor surgeons are likely to use our products if they do not receive adequate reimbursement for the procedures utilizing our products.

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

We are dependent on our senior management team, engineering team, and surgeon advisors, and the loss of any of them could harm our business. We may not have sufficient personnel to effectuate our business strategy due to our recent reduction in force.

The members of our current senior management team have worked together in their new positions with us for a limited time and may not be able to successfully implement our strategy. In addition, we have not entered into employment agreements, other than change-in-control severance agreements, with any of the members of our senior management team. There are no assurances that the services of any of these individuals will be available to us for any specified period of time. The successful integration of our senior management team, the loss of members of our senior management team, engineering team and key surgeon advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations. We may not have sufficient number of qualified personnel to effectuate our business strategy which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2018 was $5.4 million. We require substantial future capital in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

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

In addition, if adequate funds to develop our product candidates are not available on a timely basis, we may terminate or delay the development of one or more of our product candidates, or delay activities necessary to commercialize our product candidates. Additional funding may not be available to us on acceptable terms, or at all. Any additional equity financing, if available, may not be available on favorable terms and will most likely be dilutive to our current stockholders, and debt financing, if available, may involve more restrictive covenants. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations or could cause us to cease operations.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future

Our report from our independent registered public accounting firm for the year ended December 31, 2018 includes an explanatory paragraph stating that our recurring losses from operations raises substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We obtained FDA clearance for each of our spinal fusion products that we currently manufacture for CTL Medical, and we have sought and intend to seek FDA clearance or approval through the FDA’s 510(k) or PMA process and, where applicable, CE marking for our product candidates. The 510(k) clearance process is based on the FDA’s agreement that a new product candidate is substantially equivalent to an already marketed product for which a PMA was not required. While most 510(k) premarket notifications do not require clinical data for clearance, the FDA may request that such data be provided. Long-term clinical data or marketing experience obtained after clearance may indicate that our products cause unexpected complications or other unforeseen negative effects. If this happens, we could be subject to the withdrawal of our marketing clearance and other enforcement sanctions by the FDA or other regulatory authority, product recalls, significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in our ability to sell our products, any one of which would have a material adverse effect on our business, financial condition and results of operations.

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

Clinical trials are complex, expensive, time consuming, uncertain and subject to substantial and unanticipated delays. Before we may begin clinical trials, we must submit and obtain approval for an investigational device exemption, or IDE, that describes, among other things, the manufacture of, and controls for, the device and a complete investigational plan. Clinical trials generally involve a substantial number of patients in a multi-year study. Because we do not have the experience or the infrastructure necessary to conduct clinical trials, we will have to hire one or more contract research organizations, or CROs, to conduct trials on our behalf. CRO contract negotiations may be costly and time consuming and we will rely heavily on the CRO to ensure that our trials are conducted in accordance with regulatory and industry standards. We may encounter problems with our clinical trials and any of those problems could cause us or the FDA to suspend those trials or delay the analysis of the data derived from them.

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

The reduction in tax rate will result in a reduction in the deferred tax assets. We have previously used the 35% federal statutory tax rate to calculate the value of those assets. Also, if we fail to generate significant taxable income, we may not be able to fully deduct the interest expense on our debt, which could result in us having to pay increased federal income taxes. We have also generated substantial taxable losses in the past and may continue to do so in the future. Although the treatment of tax losses generated before December 31, 2018 has not changed, tax losses generated in fiscal 2019 and beyond will only be able to offset 80% of taxable income, although the losses may be carried forward indefinitely. This could cause us to have to pay federal income taxes despite generating a loss for federal income tax purposes in the future. We continue to work with our tax advisors to determine the full impact that the new tax bill will have on our Company.

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

In the European Union and some other international markets, the government provides health care at a low cost to consumers and regulates prices of healthcare products, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries are reducing their public expenditures and we expect to see strong efforts to reduce healthcare costs in international markets, including patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and other recoupments and increased mandatory discounts or rebates and recoveries of past price increases. These cost control measures could reduce our revenues. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may not only limit the marketing of our products within that country but may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third-party cross border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.

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

Although we have a number of U.S. and foreign patents and pending applications relating to our solid silicon nitride products or product candidates, we have no patent protection either for the composition of matter for our silicon nitride or for the processes of manufacturing solid silicon nitride. As a result, competitors may create silicon nitride formulations substantially similar to ours and use their formulations in products that may compete with our silicon nitride products, provided they do not violate our issued product patents. Although we have, and will continue to develop, significant know-how related to these processes, there can be no assurance that we will be able to maintain this know-how as trade secrets, and competitors may develop or acquire equally valuable or more valuable know-how related to the manufacture of silicon nitride.

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

In addition, in order to further our product development efforts, we have entered into agreements with orthopedic surgeons to help us design and develop new products, and we expect to enter into similar agreements in the future. In certain instances, we have agreed to pay such surgeons royalties on sales of products which incorporate their product development contributions. There can be no assurance that surgeons with whom we have entered into such arrangements will not claim to be entitled to a royalty even if we do not believe that such products were developed by cooperative involvement between us and such surgeons. In addition, some of our surgeon advisors are employed by academic or medical institutions or have agreements with other orthopedic companies pursuant to which they have agreed to assign or are under an obligation to assign to those other companies or institutions their rights in inventions which they conceive or develop or help conceive or develop.

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

Many of our employees were previously employed at other orthopedic companies, including our competitors and potential competitors. Many of our former distributors and potential distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that either we, or these employees or distributors, have inadvertently or otherwise used or disclosed the trade secrets or other proprietary information of our competitors. In addition, we have been and may in the future be subject to claims that we caused an employee or sales agent to break the terms of his or her non-competition agreement or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize products, which could have an adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms, or at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations.

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

The volatility of orthopedic company stocks, including shares of our common stock, often do not correlate to the operating performance of the companies represented by such stocks or our operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	CTL Medical’s ability to sell silicon nitride based spinal fusion products and our cost of manufacturing such products for CTL Medical;

●	our ability to develop, obtain regulatory clearances or approvals for, and market new and enhanced product candidates on a timely basis;

●	our ability to enter into OEM and private label partnership agreements and the terms of those agreements;

●	changes in governmental regulations or in the status of our regulatory approvals, clearances or future applications;

●	our announcements or our competitors’ announcements regarding new products, product enhancements, significant contracts, number and productivity of distributors, number of hospitals and surgeons using products, acquisitions or strategic investments;

●	announcements of technological or medical innovations for the treatment of orthopedic pathology;

●	delays or other problems with the manufacturing of our products, product candidates and related instrumentation;

●	volume and timing of orders for our products and our product candidates, if and when commercialized;

●	changes in the availability of third-party reimbursement in the United States and other countries;

●	quarterly variations in our or our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

●	failure to meet estimates or recommendations by securities analysts, if any, who cover our stock;

●	changes in the fair value of our derivative liabilities resulting from changes in the market price of our common stock, which may result in significant fluctuations in our quarterly and annual operating results;

●	changes in healthcare policy in the United States and internationally;

●	product liability claims or other litigation involving us;

●	sales of a substantial aggregate number of shares of our common stock;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	disputes or other developments with respect to intellectual property rights;

●	changes in accounting principles;

●	changes to tax policy; and

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

On August 13, 2018, we received a notice from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of the Company’s common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2). If the Company does not regain compliance with Rule 5550(a)(2) by February 11, 2019, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split. There can be no assurance that the Company will be able to regain compliance with Nasdaq requirements or will otherwise be in compliance with other Nasdaq listing criteria.

On February 13, 2019, we received a notice from the Staff that we were eligible for an additional 180 calendar day period, or until August 12, 2019, to regain compliance. This second 180-day period relates exclusively to the bid price deficiency. We may be delisted during the 180 days for failure to maintain compliance with any other listing requirements for which we are currently on notice or which occurs during this period. If we choose to implement a reverse stock split, it must be completed no later than ten business days prior to the expiration date in order to timely regain compliance.

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

As a public company, we incur significant legal, insurance, accounting and other expenses, including costs associated with public company reporting. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention from product development and commercialization activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. These laws and regulations could make it more difficult and costlier for us to obtain director and officer liability insurance for our directors and officers, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit and compensation committees. In addition, if we are unable to continue to meet the legal, regulatory and other requirements related to being a public company, we may not be able to maintain the listing of our common stock on The NASDAQ Capital Market, which would likely have a material adverse effect on the trading price of our common stock.

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

Market Information

Our shares of common stock are currently quoted on The NASDAQ Capital Market under the symbol “SINT”.

The following table sets forth the high and low sale prices of our common stock, as reported by NASDAQ Capital Markets for the periods indicated:

	2018
	High	Low
First Quarter	$4.09	$1.37
Second Quarter	$4.12	$0.90
Third Quarter	$0.95	$0.18
Fourth Quarter	$0.41	$0.16

	2017
	High	Low
First Quarter	$8.87	$4.24
Second Quarter	$5.39	$3.15
Third Quarter	$5.24	$3.24
Fourth Quarter	$6.94	$2.89

Prices listed are adjusted to reflect both the January 25, 2016 reverse stock split and the November 10, 2017 reverse stock split.

Holders of Record

As of February 25, 2019, we had approximately 365 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

We are a biomaterials company focused on providing ceramic based biomaterial solutions in a variety of medical and industrial applications. To date, our primary focus has been the research, development and commercialization of medical implant products manufactured with silicon nitride. We believe that silicon nitride has a superb combination of properties that make it ideally suited for long-term human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers- all of which have well-known practical limitations and disadvantages. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial and viral infection, ease of diagnostic imaging, resistance to corrosion, and superior strength and fracture resistance, among other advantages, all of which claims are validated in our large and growing inventory of peer-reviewed, published literature reports. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

We also believe that we are the first and only company to commercialize silicon nitride medical implants. Prior to October 1, 2018, we designed, manufactured and commercialized silicon nitride products for our own behalf in the spine implant market. Over 33,000 of our spinal implants manufactured with silicon nitride have been implanted into patients, with an excellent safety record. On October 1, 2018, we sold our spine implant business to CTL Medical and now manufacture spine implants made with silicon nitride for CTL Medical. Prior to selling our spine implant business to CTL Medical, we had received 510(k) regulatory clearance in the United States, a CE mark in Europe, ANVISA approval in Brazil, and ARTG and Prostheses approvals in Australia for a number of silicon nitride spine implant products designed for spinal fusion surgery. Spine implant products manufactured by us from silicon nitride are currently marketed and sold by CTL Medical under the Valeo® brand to surgeons and hospitals in the United States and to selected markets in Europe and South America. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. We are collaborating with CTL Medical to establish a commercial partner in Australia and also working with other partners to obtain regulatory approval for silicon nitride implants in Japan.

The sale of our spine implant business to CTL Medical enables us to now focus on our core competencies. These are research and development of silicon nitride and the design and manufacture of medical and nonmedical products manufactured from silicon nitride and other ceramic materials for our own account and in collaboration with other medical device manufacturers. We are targeting original equipment manufacturer (“OEM”) – including CTL Medical - and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as coating products with silicon nitride, hip and knee replacements, dental and maxillofacial implants, extremities, trauma, and sports medicine. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride, and we are uniquely positioned to convert existing, successful implant designs made by other companies into products manufactured with silicon nitride. OEM and private label partnerships allow us to work with a variety of partners, accelerate the adoption of silicon nitride, and realize incremental revenue at improved operating margins, when compared to the cost-intensive direct sales model.

We believe that silicon nitride addresses many of the biomaterial-related limitations in fields such as hip and knee replacements, dental and maxillofacial implants, sports medicine, extremities, and trauma surgery. We further believe that the inherent material properties of silicon nitride, and the ability to formulate the material in a variety of compositions, combined with precise control of the surface properties of the material, opens up a number of commercial opportunities across orthopedic surgery, neurological surgery, maxillofacial surgery, and other medical disciplines.

Components of our Results of Operations

We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Product Revenue

We derive our product revenue primarily from the manufacture and sale of spinal fusion products, used in the treatment of spine disorders, to CTL Medical, with whom we have a 10-year exclusive sales agreement in place. We are currently pursuing other sales opportunities for silicon nitride products outside the spinal fusion application. We generally recognize revenue from sales at the time the product is shipped. In general, our customers do not have any rights of return or exchange.

We believe our product revenue will increase as CTL Medical increases sales of silicon nitride spinal fusion products, as we secure other opportunities to manufacture third party products with silicon nitride, and as we continue to introduce new products into the market.

Cost of Revenue

The expenses that are included in cost of revenue include all in-house manufacturing costs for the products we manufacture.

Gross Profit

Our gross profit measures our product revenue relative to our cost of revenue. We expect our gross profit to decrease as we expand the penetration of our silicon nitride technology platform through OEM and private label partnerships, which offer additional avenues for the adoption of silicon nitride. Prior to the sale of our retail spine business, our revenues and gross profits were based on our retail sales. With the focus on OEM and private label partnerships, the margins are lower, thus causing the decrease in gross profit.

Research and Development Expenses

Our research and development costs are expensed as incurred. Research and development costs consist of engineering, product development, clinical trials, test-part manufacturing, testing, developing and validating the manufacturing process, manufacturing, facility and regulatory-related costs. Research and development expenses also include employee compensation, employee and non-employee stock-based compensation, supplies and materials, consultant services, and travel and facilities expenses related to research and development activities.

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

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Product revenue	$95	$-	$95	100%
Costs of revenue	56	-	56	100%
Gross profit	39	-	39	100%
Operating expenses:
Research and development	2,991	3,506	(515)	-15%
General and administrative	3,866	3,654	212	6%
Sales and marketing	135	325	(190)	-58%
Goodwill impairment	6,163	-	6,163	100%
Total operating expenses	13,155	7,485	5,670	76%
Loss from operations	(13,116)	(7,485)	(5,631)	75%
Other income (expense)	3,427	1,724	1,703	99%
Net loss before income taxes	(9,689)	(5,761)	(3,928)	-68%
Provision for income taxes	-	-	-	N/A
Loss from continuing operations	(9,689)	(5,761)	(3,928)	-68%
Loss from discontinued operations	(324)	(3,568)	3,244	-91%
Gain on sale of discontinued operations	1,361	-	1,361	100%
Net loss	(8,652)	(9,329)	677	7%
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible series A preferred stock	(13,900)	-	(13,900)	-100%
Net loss attributable to common stockholders	$(22,552)	$(9,329)	$(13,223)	-142%

Product Revenue

Total silicon nitride revenue was $0.1 million in 2018 as compared to $0.0 million in 2017, an increase of $0.1 million or 100%. This increase was due the sale of the retail spine business in October 2018, the restatement of 2017 revenues to $0.0 million as a result of the discontinued operations and the subsequent sale of only silicon nitride during the fourth quarter of 2018. Also, as a result of the discontinued operations treatment and the sale of the retail spine business, international revenue was eliminated completely.

Costs of Revenue and Gross Profit

Our cost of revenue increased $0.06 million, or 100%, as compared to the same period in 2017. Gross profit increased $0.04 million, or 100%, as compared to the same period in 2017. Both increases are due to the discontinued operations treatment and the sale of the retail spine business in October 2018.

Research and Development Expenses

Research and development expenses decreased $0.5 million, or 15%, as compared to the same period in 2017. This decrease was primarily due to a $0.2 million increase in consulting offset by a $0.4 million reduction in payroll and payroll related expenses and a $0.1 million reduction in clinical studies and testing. The remainder of the decrease is attributable to the calculation for discontinued operations.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 6%, as compared to the same period in 2017. This increase was primarily due to a $0.1 million decrease in amortization expense, a $0.1 million decrease in business insurance expense and a $0.1 million decrease in travel and travel related expenses. All decreases were offset by an increase attributable to the calculation for discontinued operations.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.2 million, or 58%, as compared to the same period in 2017. This decrease was primarily due to a $0.3 million decrease in payroll and payroll related expenses, a $0.1 million decrease in depreciation expense, a $0.1 million decrease in advertising and marketing expense, a $0.1 million decrease in travel expenses, offset by a $0.1 million increase in clinical studies from prior period related studies. The remainder of the offsetting increase is attributable to the calculation for discontinued operations.

Deemed Dividend

Deemed dividend in 2018 related to a beneficial conversion feature and accretion of discount on convertible preferred stock valued at $13.9 million in 2018, compared to none for 2017. A beneficial conversion amount was calculated in association with the 2018 issuance of certain convertible preferred stock and warrants that could convert to common stock at a discount below the trading price on the date of issuance. 10,926 shares of the preferred stock were converted to common stock during 2018. No such stock was issued or converted during 2017.

Other Income (Expense), Net

Other income increased $1.7 million, or 99%, as compared to the same period in 2017. This increase was primarily due to a $3.9 million increase in the change in fair value of derivative liabilities and the $0.1 million increase in interest income and the disposal of surgical instruments. This increase was offset by increases in expenses as follows: an increase of $1.3 million in the loss on extinguishment of derivative liabilities, the increase of $0.6 million in offering costs, the increase of $0.3 million in the loss on the extinguishment of debt and the increase of $0.1 million in interest expense.

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

For the years ended December 31, 2018 and 2017, we incurred a net loss of $8.8 million and $9.3 million, respectively, and used cash in operations of $9.3 million and $4.7 million, respectively. We had an accumulated deficit of $229.4 million and $220.6 million as of December 31, 2018 and 2017, respectively. To date, our operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that we will continue to generate operating losses in the foreseeable future and use cash in operations. Our continuation as a going concern is dependent upon our ability to increase sales, implement cost saving measures and/or raise additional funds through the capital markets. Whether and when we can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

In 2016 we implemented certain cost saving measures, including workforce and office space reductions, and have continued to evaluate additional cost savings alternatives during 2017 and 2018. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. We are actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and the publication of such data could help sales efforts as we approach new prospects. We are also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications.

We have common stock that is publicly traded and have been able to successfully raise capital when needed since the date of our initial public offering. In March 2018, we closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs on a warrant reprice and exercise transaction. Additionally, on May 14, 2018, we closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15 million, which excludes underwriting discounts and commissions and offering expenses payable by us. We are engaged in discussions with investment and banking firms to examine financing alternatives, including options for another public offering of our preferred or common stock. On October 1, 2018, we sold the retail spine business. This sale will provide cash flows totaling $2.5 million over the next eighteen months and $3.5 million for the following eighteen months. The buyer also assumed the Company’s $2.5 million related party note payable.

Although we are seeking to obtain additional equity and/or debt financing, such funding is not assured and may not be available to us on favorable or acceptable terms and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to us, will most likely be dilutive to our current stockholders. If we are not able to obtain additional debt or equity financing on a timely basis, the impact on us will be material and adverse.

These uncertainties create substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2018	2017
Net cash used in operating activities – continuing operations	$(9,328)	$(7,127)
Cash loss on sale – discontinued operations	(695)	-
Net cash provided by operating activities – discontinued operations	675	2,447
Net cash used in operating activities	(9,348)	(4,680)
Net cash used in investing activities – continuing operations	(61)	(6)
Net cash used in investing activities – discontinued operations	(84)	(1,131)
Net cashed used in investing activities	(145)	(1,137)
Net cash provided by (used in) financing activities – continuing operations	14,401	(3,009)
Net cash provided by financing activities – discontinued operations	-	2,450
Net cash provided by (used in) financing activities	14,401	(559)
Net cash provided (used)	$4,908	$(6,376)

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.3 million in 2018, compared to $4.7 million used in 2017, an increase of $4.6 million. Offset by the decrease in the net loss, and related non-cash add backs to the net loss, the decrease in cash used for operating activities during 2018 was primarily due to changes in the movement of working capital items during 2018 as compared to the same period in 2017 as follows: a $0.1 million decrease in trade accounts receivable, a $0.03 million decrease in prepaid expenses and other current assets, a $0.01 million decrease in inventories, a $1.8 million decrease in accounts payable and accrued liabilities and included a decrease of $1.8 million in the net cash provided by discontinued operations and an increase of $0.7 million in the cash loss on the sale of discontinued operations. The $9.3 million amount for 2018 was comprised of net cash used in continuing operations of $9.4 million, a cash loss on sale of discontinued operations of $0.7 million and net cash provided by discontinued operations of $0.8 million. The $4.7 million amount for 2017 was comprised of net cash used in continuing operations of $7.2 million and net cash provided by discontinued operations of $2.5 million. The $2.5 million in net cash provided by discontinued operations during 2017 would have transitioned to $2.1 million in net cash used by discontinued operations were it not for a $4.6 million increase in the slow-moving reserve during 2017.  No inventory reserve was recorded in 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million during 2018, compared to $1.1 million used in investing activities during the same period in 2017, a decrease of $1.1 million. The decrease in cash used in investing activities during 2018 was due to an increase of $0.1 million for the purchase of an intangible asset, the increase of $0.05 million for the purchase of property and equipment, offset by a decrease of $1.1 million in cash used by discontinued operations. The $0.2 million amount for 2018 was comprised of net cash used in continuing operations of $0.1 million and net cash used discontinued operations of $0.1 million. The $0.9 million for 2017 was comprised of net cash used in continuing operations of $0.01 million and net cash used in discontinued operations of $1.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $14.4 million during 2018, compared to $0.6 million used in financing activities during the same period in 2017, an increase of $15.0 million. The increase was primarily due to a $6.9 million increase in cash generated from the issuance of warrant derivative liabilities, a $6.7 million increase in cash generated from the issuance of preferred stock, a $1.7 million increase in cash generated from the exercise of warrants, a $0.7 million increase in proceeds from the issuance of debt and included a $4.5 million decrease in payment on debt, all of which was offset by a decrease of $3.1 million in cash generated from the issuance of common stock and a decrease of $2.4 million in cash provided by discontinued operations. The $14.4 million for 2018 is comprised of net cash provided by discontinued operations. The $1.2 million for 2017 was comprised of net cash used in continuing operations of $3.0 million and net cash provided by discontinued operations of $2.5 million.

L2 Capital Debt

On January 31, 2018, we signed a promissory note in the aggregate principal amount of up to $0.84 million (the “L2 Note”) for an aggregate purchase price of up to $0.75 million and issued warrants to purchase up to an aggregate of 68,257 shares of common stock (the “Warrants”) at an exercise price of $3.31 per share. The maturity date was six months from date of funding. The L2 Note’s interest rate was 8% per year and a default interest rate of 18% per year. The L2 Note was able to be converted into common shares by the holder of the Note at any time following an event of default. The conversion price of the L2 Note in the event of a default was equal to the product of (i) 0.70 multiplied by (ii) the lowest volume weighted average price, or VWAP, of our common stock during the 20-day trading period ending in the Holder’s sole discretion on the last complete trading day prior to conversion, or, the conversion date.

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

North Stadium Term Loan – Related Party

On July 28, 2017, we entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by our Chief Executive Officer and Chairman of the Board. The North Stadium Loan bore interest at 10% per annum and required us to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the North Stadium Loan was due and payable on July 28, 2018, which was later extended to October 1, 2018. The North Stadium Loan was secured by substantially all of the assets of the Company and was junior to security interest in assets encumbered by the Hercules Term Loan (see below). In connection with the North Stadium Loan we also issued North Stadium a warrant to purchase up to 55,000 shares of our common stock at a purchase price of $5.04 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which was being amortized as interest expense over the life of the term loan.

On October 1, 2018, CTL Medical assumed the North Stadium Term Loan debt as part of the sale of the retail spine business. As of December 31, 2018, the Company has been released by North Stadium from any and all obligations related to this debt.

Hercules Term Loan

On June 30, 2014, we entered into a Loan and Security Agreement with Hercules which provided us with a $20.0 million term loan. The Hercules Term Loan matured on January 1, 2018. The Hercules Term Loan included a $0.2 million closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and was being amortized to interest expense over the life of the loan. The Hercules Term Loan also included a non-refundable final payment fee of $1.7 million. The final payment fee was being accrued and recorded to interest expense over the life of the loan.

On January 3, 2018, the Hercules Term Loan and all amounts owing thereunder was assigned to MEF I and Anson Investments. See discussion above for a more detailed description of that transaction

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Related-Party Transactions

For a description of our related-party transactions, see “Certain Relationships and Related Party Transactions” which will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Director Independence”.

Seasonality and Backlog

Our business is generally not seasonal in nature. We derive our product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders, to CTL Medical, with whom we have a 10-year exclusive sales agreement in place. CTL Medical’s sales generally consist of products that are in stock with them or maintained at hospitals or with their sales distributors. Accordingly, we do not have a backlog of sales orders.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to those policies for the year ended December 31, 2018. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our consolidated financial statements.

Revenue Recognition

We derive our product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders, to CTL Medical, with whom we have a 10-year exclusive sales agreement in place. We are currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application. We generally recognize revenue from sales at the time the product is shipped. In general, our customers do not have any rights of return or exchange.

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

Long-Lived Assets and Goodwill

We periodically evaluate the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. We amortize definite-lived intangible assets on a straight-line basis over their useful lives. We recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2017. On October 1, 2018, our retail spine business was sold to CTL Medical, which included the sale of most intangible assets that had a carrying value, retaining the carrying value of only one trademark asset.

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

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill was not amortized but was required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. As part of the annual review, we determined that circumstance and events indicated that goodwill needed to be completely impaired and did so during the third quarter 2018.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally five years.

Periodically we review the carrying value of our property and equipment that are held and used in our operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment charge would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. We estimate the fair value of assets based on the estimated future discounted cash flows arising from the use of the asset. No impairment was identified during the year ended December 31, 2018.

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

Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2018 and 2017, we did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Accounting Pronouncement Adopted In 2018

In March 2016, the FASB updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as the well as classification in the statement of cash flows. The standard is effective for us with its annual period beginning January 1, 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this update will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The standard is effective for us with its annual period beginning January 1, 2020, and interim periods therein, with early adoption permitted. We are currently evaluating the potential impact this new standard may have on its consolidated financial statements.

In May 2014, in addition to several amendments issued during 2016, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for us with the annual period beginning January 1, 2019, and interim periods therein. We believe the adoption of this standard will not have a significant impact on the consolidated financial statements.

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

Financial Statements

The consolidated financial statements of the Company appear at the end of this Annual Report beginning with the index to Financial Statements on page F-1 (see Part IV, Item 15 “Financial Statements”), and are incorporated herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2018. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K due to the material weaknesses described below.

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

Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.

The design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are always properly accounted for and reviewed in a timely manner, as outlined below:

Control Activities – The Company did not always have adequate control activities that were designed and operating effectively, including timely management review controls and controls to verify the completeness and adequacy of information prior to presentation of the information to the independent auditors.

Monitoring Activities – The Company did not always maintain effective monitoring controls related to the financial reporting process.

Our Chief Executive Officer continues with a review of our controls relating to complex accounting matters. Although our analysis is not complete, we have added additional resources with expertise in accounting for complex accounting matters. We are also considering redesigning controls to add additional layers of review and approval whenever entering into or subsequently converting, exercising, amending, repricing, exiting or otherwise experiencing changes in or to complex financial instruments.

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

(d) Changes in Internal Control Over Financial Reporting

Other than described above in the Item 9A. Controls and Procedures, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain of the information required by this item will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders, under the captions “Election of Directors,” and “Compliance with Section 16(a) of the Exchange Act” and is incorporated into this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders, under the captions “Executive Compensation”, and is incorporated into this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Related Stockholder Matters” and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Director Independence” and is incorporated into this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our definitive Proxy Statement with respect to our 2019 Annual Meeting of Stockholders, under the caption “Principal Accountant Fees and Services” and is incorporated into this item by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

(1)	Financial Statements. The following consolidated financial statements and the notes thereto, and the Report of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 of this report:

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	11/16/17	001-33624

3.1.3	Certificate of Designation of Series B Preferred Stock		Form 8-K (Exhibit 3.1)	5/15/18	001-33624

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

4.2	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and GE Capital Equity Investments, Inc., dated as of December 17, 2012		Form S-1 (Exhibit 4.10)	11/8/13	333-192232

4.3	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and Zions First National Bank, dated as of December 17, 2012		Form S-1 (Exhibit 4.11)	11/8/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.4	Hercules Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.3)	7/1/2014	001-33624

4.5	Form of Warrant to be Issued to Investors in the Offering		Amendment No. 3 to Form S-1 (Exhibit 4.24)	11/20/14	333-199753

4.6	Form of Unit Purchase Option to be Issued to the Underwriters in the Offering		Amendment No. 3 to Form S-1 (Exhibit 4.25)	11/20/14	333-199753

4.7	Form of Warrant Agent Agreement by and between the Registrant and American Stock Transfer and Trust Company		Amendment No. 3 to Form S-1 (Exhibit 4.26)	11/19/14	333-199753

4.8	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on September 17, 2014.		Form 10-K (Exhibit 4.27)	3/24/15	001-33624

4.9	Form of Warrant to Purchase Shares of Common Stock of the Registrant issued on November 12, 2014.		Form 10-K (Exhibit 4.28)	3/24/15	001-33624

4.10	Form of Amended and Restated Series A warrant		Form 8-K (Exhibit 4.1)	12/14/15	001-33624

4.11	Form of Common Stock Purchase Warrant issued on April 4, 2016.		Form 8-K (Exhibit 4.1)	4/05/16	001-33624

4.12	Form of Series E Warrant		Amendment No. 3 to Form S-1 (Exhibit 4.25)	6/30/16	333-211520

4.13	Form of Underwriters Warrant Issued in 2016 Offering		Amendment No. 3 to Form S-1 (Exhibit 4.26)	6/30/16	333-211520

4.14	Form of Warrant		Form 8-K (Exhibit 4.1)	1/20/17	001-33624

4.15	Secured Promissory Note with North Stadium Investments, LLC		Form 8-K (Exhibit 4.1)	8/3/17	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.16	North Stadium Investments, LLC Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.2)	8/3/17	001-33624

4.17	Form of Warrant Issued to Karl Kipke		Form S-1 (Exhibit 4.25)	4/26/18	333-223032

4.18	Form of Series F Common Stock Purchase Warrant		Form S-1 (Exhibit 4.26)	4/26/18	333-223032

4.19	Common Stock Warrant		Form 8-K (Exhibit 3.2)	5/15/18	001-33624

4.20	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC		Form S-1 (Exhibit 4.28)	4/26/18	333-223032

4.21	Form of Warrant to be Issued to the Underwriters		Form S-1 (Exhibit 4.29)	5/1/18	333-223032

4.22	Westlake Securities LLC Common Stock Purchase Warrant		Form S-1 (Exhibit 4.30)	4/26/18	333-223032

4.23	Form of Common Stock Purchase Warrant Issued on September 11, 2015		Form 8-K (Exhibit 4.1)	9/18/15	001-33624
10.1	Loan and Security Agreement by and among the Registrant, its subsidiary, Hercules Technology Growth Capital, Inc., and Hercules Technology III, L.P., dated as of June 30, 2014		Form 8-K (Exhibit 10.3)	7/1/2014	001-33624

10.2	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009		Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.3	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012		Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.4	Form of Change of Control Agreement*		Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.5	Form of Indemnification Agreement by and between the Registrant and its officers and directors		Amendment No. 2 to Form S-1 (Exhibit 10.14)	12/20/13	333-192232
10.6	SINTX Technologies Amended and Restated 2012 Equity Incentive Plan*		Amendment No. 4 to Form S-1 (Exhibit 10.15)	2/12/14	333-192232

10.7	Form of 2012 Stock Option Grant Notice and Stock Option Agreement*		Amendment No. 4 to Form S-1 (Exhibit 10.16)	2/12/14	333-192232

10.8	Form of 2012 Restricted Stock Award and Restricted Stock Unit Agreement*		Amendment No. 4 to Form S-1 (Exhibit 10.17)	2/12/14	333-192232

10.9	SINTX Technologies 2003 Stock Option Plan*		Form S-1 (Exhibit 10.18)	11/8/13	333-192232

10.10	Form of 2003 Non-Qualified Stock Option Agreement and Notice of Exercise of Non-Qualified Stock Option thereunder*		Form S-1 (Exhibit 10.19)	11/8/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.11	Form of 2003 Incentive Stock Option Agreement and Notice of Exercise of Incentive Stock Option thereunder*		Form S-1 (Exhibit 10.20)	11/8/13	333-192232

10.12	Consent and First Amendment to Loan and Security Agreement dated September 8, 2015 by and among Hercules Technology Growth Capital Inc., the financial institutions signatory thereto, SINTX Corporation, and the guarantors signatory thereto.		Form 8-K (Exhibit 10.1)	9/8/15	001-33624

10.13	First Amendment to Warrant to Purchase Shares of Common Stock of SINTX Corporation dated September 8, 2015, by and between SINTX Corporation and Hercules Technology III, L.P.		Form 8-K (Exhibit 10.2)	9/8/15	001-33624

10.14	Form of Securities Purchase Agreement between SINTX Technologies and the Purchasers Dated September 8, 2015		Form 8-K (Exhibit 10.5)	9/8/15	001-33624

10.15	Exchange Agreement dated April 4, 2016, by and among SINTX Corporation and Riverside Merchant Partners, LLC		Form 8-K (Exhibit 10.2)	5/05/16	001-33624

10.16	Warrant Agency Agreement, dated July 8, 2016, by and between SINTX Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 10.1)	7/8/16	001-33624

10.17	Warrant Agency Agreement dated January 24, 2017, by and between SINTX Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 8-K)	1/24/17	001-33624

10.18	Security Agreement, dated July 28, 2017		Form 8-K (Exhibit 10.1)	8/3/17	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.19	Assignment Agreement, dated January 3, 2018, by and among the Company, US Spine, Inc., MEF I, L.P., Anson Investments Master Fund LP, Hercules Technology III, L.P. and Hercules Capital, Inc.		Form 8-K (Exhibit 10.1)	1/4/18	001-33624

10.20	Exchange Agreement, dated January 3, 2018, by and among SINTX Corporation and MEF I, L.P.		Form 8-K (Exhibit 10.2)	1/4/18	001-33624

10.21	Exchange Agreement, dated January 3, 2018, by and among Amedica Corporation and Anson Investments Master Fund LP		Form 8-K (Exhibit 10.3)	1/4/18	001-33624

10.22	Senior Secured Convertible Promissory Note, dated January 3, 2018, by and among Amedica Corporation and MEF I, L.P.		Form 8-K (Exhibit 10.4)	1/4/18	001-33624

10.23	Senior Secured Convertible Promissory Note, dated January 3, 2018, by and among Amedica Corporation and Anson Investments		Form 8-K (Exhibit 10.5)	1/4/18	001-33624
10.24	Securities Purchase Agreement, dated January 30, 2018, by and among the Company and L2 Capital, LLC.		Form 8-K (Exhibit 10.1)	2/1/18	001-33624

10.25	Amended and Restated Promissory Note payable to L2 Capital		Form S-1 (Exhibit 10.25)	4/26/18	333-223032

10.26	Form of Warrant Amendment Agreement		Form S-1 (Exhibit 10.26)	4/26/18	333-223032

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

16	Letter of BDO, dated September 22, 2017		Form 8-K (Exhibit 16.1)	9/22/17	001-33624

21.1	List of Subsidiaries of the Registrant		Form S-1 (Exhibit 21.1)	11/8/13	333-192232

23.1	Consent of Independent Registered Public Accounting Firm, Tanner LLC	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101 SCH	XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

*	Management contract of compensatory plan or arrangement

(A)	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: March 8, 2019	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 8, 2019	/s/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: March 8, 2019	/s/ David W. Truetzel
David W. Truetzel, Director

Date: March 8, 2019	/s/ Jeffrey S. White
Jeffrey S. White, Director

Date: March 8, 2019	/s/ Eric A. Stookey
Eric A. Stookey, Director

SINTX TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

SINTX Technologies, Inc. (previously known as Amedica Corporation)

Salt Lake City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SINTX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other Matter

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations and negative operating cash flows and needs to obtain additional financing to finance its operations. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TANNER LLC

We have served as the Company’s auditors since 2017

Date: March 8, 2019

Salt Lake City, Utah

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$5,447	$539
Trade accounts receivable, net of allowance of $56 and $63, respectively	263	1,240
Prepaid expenses and other current assets	171	190
Inventories	52	117
Notes receivable, current portion	1,084	-
Current assets held for sale	-	1,585
Total current assets	7,017	3,671

Inventories, net	624	675
Property and equipment, net	124	218
Intangible assets, net	46	-
Goodwill	-	6,163
Long-term note receivable, net of current portion	3,669	-
Other long-term assets	35	35
Long-term assets held for sale	-	1,228
Long-term intangible assets held for sale	-	2,651
Total assets	$11,515	$14,641

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$301	$1,732
Accrued liabilities	838	2,682
Debt	-	605
Derivative liabilities, current portion	1,062	896
Deferred rent, current portion	169	-
Other current liabilities	10	-
Current liabilities held for sale	-	2,356
Total current liabilities	2,380	8,271

Deferred rent	-	179
Derivative liabilities, net of current portion	504	461
Other long-term liabilities	232	288
Total liabilities	3,116	9,199

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 4,074 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 21,793,641 and 3,028,065 shares issued and outstanding at December 31, 2018 and 2017, respectively.	218	30
Additional paid-in capital	237,462	226,041
Accumulated deficit	(229,281)	(220,629)
Total stockholders’ equity	8,399	5,442
Total liabilities and stockholders’ equity	$11,515	$14,641

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017
Product revenue	$95	$-
Costs of revenue	56	-
Gross profit	39	-
Operating expenses:
Research and development	2,991	3,506
General and administrative	3,866	3,654
Sales and marketing	135	325
Goodwill impairment	6,163	-
Total operating expenses	13,155	7,485
Loss from operations	(13,116)	(7,485)
Other income (expenses):
Interest expense	(1,388)	(1,263)
Offering costs	(682)	(131)
Change in fair value of derivative liabilities	7,005	3,118
Loss on extinguishment of debt	(339)	-
Loss on extinguishment of derivative liabilities	(1,252)	-
Other income	83	-
Total other income (expense), net	3,427	1,724
Net loss before income taxes	(9,689)	(5,761)
Provision for income taxes	-	-
Loss from continuing operations	(9,689)	(5,761)
Loss from discontinued operations	(324)	(3,568)
Gain from disposal of discontinued operations	1,361	-
Net loss	(8,652)	(9,329)
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible Series A preferred stock	(13,900)	-
Net loss attributable to common stockholders	$(22,552)	$(9,329)
Net loss per share – basic and diluted
Basic – continuing operations	$(0.88)	$(1.93)
Basic – discontinued operations	(0.03)	(1.20)
Basic – gain from sale of discontinued operations	0.12	-
Basic – deemed dividend and accretion of a discount on conversion of Series B preferred stock	(1.27)	-
Basic – attributable to common stockholders	$(2.06)	$(3.13)

Diluted – continuing operations	(1.44)	-
Diluted – discontinued operations	(0.03)	-
Diluted – gain from sale of discontinued operations	0.12	-
Diluted – deemed dividend and accretion of a discount on conversion of Series B preferred stock	(1.21)	-
Diluted – attributable to common stockholders	$(2.56)	$-
Weighted average common shares outstanding:
Basic	10,938,047	2,978,904
Diluted	11,515,638	-

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	-	$-	2,280,407	$22	$222,513	$(211,300)	$11,235
Issuance of common stock with offering, net of issuance costs	-	-	741,667	8	3,120	-	3,128
Round-up common shares issued in association with reverse stock split	-	-	5,991	-	-	-	-
Stock-based compensation	-	-	-	-	219	-	219
Warrants issued in association with debt	-	-	-	-	189	-	189
Net loss	-	-	-	-	-	(9,329)	(9,329)
Balance at December 31, 2017	-	-	3,028,065	30	226,041	(220,629)	5,442
Issuance of common stock upon exercise of warrants	-	-	1,086,159	11	1,641	-	1,652
Issuance of common stock from the reduction in debt	-	-	580,444	6	1,447	-	1,453
Issuance of preferred stock from offering, net of issuance costs	15,000	-	-	-	6,749	-	6,749
Issuance of common stock due to conversion of preferred stock	(10,926)	-	17,098,973	171	(171)	-	-
Loss on extinguishment of derivative liability	-	-	-	-	1,040	-	1,040
Warrants issued in association with debt	-	-	-	-	98	-	98
Deemed dividend related to adjustment of the exercise price of warrants issued with debt	-	-	-	-	(9)	-	(9)
Accretion of change in warrant exercise price	-	-	-	-	9	-	9
Accretion of convertible preferred stock discount	-	-	-	-	13,900	-	13,900
Deemed dividend related to the issuance of preferred stock	-	-	-	-	(13,900)	-	(13,900)
Extinguishment of derivative liability	-	-	-	-	575	-	575
Stock-based compensation	-	-	-	-	42	-	42
Net loss	-	-	-	-	-	(8,652)	(8,652)
Balance at December 31, 2018	4,074	$-	21,793,641	$218	$237,462	$(229,281)	$8,399

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Consolidated Statements of Cash Flow

(in thousands)

	Year Ended December 31,
	2018	2017
Cash flow from operating activities
Net loss from continuing operations	$(9,689)	$(5,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	105	105
Amortization of intangible assets	4	-
Amortization of lease incentive for tenant improvements	-	20
Non-cash interest income	(86)	-
Non-cash interest expense	956	726
Loss on extinguishment of debt	339	-
Stock based compensation	42	219
Change in fair value of derivative liabilities	(7,005)	(3,118)
Loss on extinguishment of derivative liabilities	1,252	-
Offering costs	-	131
Loss on impairment of goodwill	6,163	-
Changes in operating assets and liabilities:
Trade accounts receivable	(139)	-
Prepaid expenses and other current assets	19	48
Inventories	(8)	-
Accounts payable and accrued liabilities	(1,281)	503
Net cash used in operating activities – continuing operations	(9,328)	(7,127)
Cash loss on sale – discontinued operations	(695)	-
Net cash provided by operating activities – discontinued operations	675	2,447
Net cash used in operating activities	(9,348)	(4,680)
Cash flows from investing activities
Purchase of property and equipment	(11)	(6)
Purchase of intangible asset	(50)	-
Net cash used in investing activities – continuing operations	(61)	(6)
Net cash used in investing activities – discontinued operations	(84)	(1,131)
Net cash used in investing activities	(145)	(1,137)
Cash flows from financing activities
Proceeds from issuance of warrant derivative liability, net of issuance costs ($682 and $131)	7,577	679
Proceeds from issuance of preferred stock, net of issuance costs ($668)	6,749	-
Proceeds from issuance of common stock, net of issuance costs ($601)	-	3,128
Proceeds from exercise of warrants, net of fees	1,652	-
Proceeds from issuance of debt	705	-
Payments on debt	(2,282)	(6,816)
Net cash provided by (used in) financing activities – continuing operations	14,401	(3,009)
Net cash provided by financing activities – discontinued operations	-	2,450
Net cash provided by (used in) financing activities	14,401	(559)
Net increase (decrease) in cash and cash equivalents	4,908	(6,376)
Cash and cash equivalents at beginning of year	539	6,915
Cash and cash equivalents at end of year	$5,447	$539

	Year Ended December 31,
	2018	2017
Noncash investing and financing activities
Debt exchange	$2,265	$-
Payment of debt with common stock	1,453	-
Extinguishment of derivative liabilities through exercise of warrants	565	-
Warrants issued in association with debt	98	-
Debt discount from warrants issued with debt	-	189
Supplemental cash flow information
Cash paid for interest	$426	$442

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

SINTX Technologies, Inc. (“SINTX” or “the Company”) was incorporated in the state of Delaware on December 10, 1996 (and was previously known as Amedica Corporation). SINTX is a commercial-stage biomaterial company focused on using its silicon nitride technology platform to develop, manufacture, and commercialize a broad range of medical devices. The Company believes it is the first and only manufacturer to use silicon nitride in medical applications. The Company acquired US Spine, Inc. (“US Spine”), a Delaware spinal products corporation with operations in Florida, on September 20, 2010. The Company’s products are primarily sold in the United States.

As further explained in Note 14, On October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical, a Dallas, Texas-based privately held medical device manufacturer. As a result of the sale, CTL Medical is now the exclusive owner of Amedica’s portfolio of metal and silicon nitride spine products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include all assets, liabilities and operations of the Company and its wholly-owned subsidiary, US Spine. All material intercompany transactions and balances have been eliminated in consolidation.

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

For the years ended December 31, 2018 and 2017, the Company incurred a net loss of $8.7 million and $9.3 million, respectively, and used cash in operations of $9.3 million and $4.7 million, respectively. The Company had an accumulated deficit of $229.3 million and $220.6 million as of December 31, 2018 and 2017, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

In 2016, the Company implemented certain cost saving measures, including workforce and office space reductions, and continued to evaluate additional cost savings alternatives during 2017 and 2018. These additional cost savings measures may include additional workforce and research and development reductions, as well as cuts to certain other operating expenses. The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and we believe the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications.

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. In March 2018, the Company closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs on a warrant reprice and exercise transaction (see Note 8). Additionally, on May 14, 2018, the Company closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options for a public offering of the Company’s preferred or common stock. On October 1, 2018, the Company sold the retail spine business. This sale will provide cash flows totaling $2.5 million over the next eighteen months (See Notes 13 and 14) and $3.5 million for the following eighteen months. The buyer also assumed the Company’s $2.5 million related party note payable.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of December 31, 2018, the most significant estimate relates to derivative liabilities.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. Because the financial institution that the Company currently uses does not participate in the Certificate of Deposit Account Registry Service (“CDARS”), the Company does not presently have a program to limit its exposure to credit loss. The Company’s deposits, at times, may exceed federally insured limits.

At December 31, 2018, one customer receivable balance was 51% of the Company’s total trade accounts receivable from continuing operations. One customer accounted for 100% of the Company’s total revenues from continuing operations for the year ended December 31, 2018.

Revenue Recognition

The Company derives its product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders to CTL Medical, with whom the Company has a 10-year exclusive sales agreement in place. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application. The Company recognizes revenue from sales at the time the product is shipped. In general, the Company’s customers do not have any rights of return or exchange.

Costs of Revenue

The expenses that are included in costs of revenue include all in-house manufacturing costs for the products we manufacture.

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

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally five years.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at invoiced amount less an allowance for doubtful accounts. On a regular basis, the Company evaluates accounts receivable and estimates an allowance for doubtful accounts, as needed, based on various factors such as customers’ current credit conditions, length of time past due, and the general economy as a whole. Receivables are written off against the allowance when they are deemed uncollectible.

Long Lived Intangible Assets and Goodwill

The Company evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2017. As explained above, the Company sold most intangible assets that had a carrying value to CTL Medical, retaining the carrying value of only one trademark asset.

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

In accordance with ASC 350, Goodwill and Other Intangible Assets, goodwill is not amortized but is required to be reviewed for impairment at least annually or when events or circumstances indicate that carrying value may exceed fair value. As part of that annual review, the Company determined that circumstances and events indicted that goodwill needed to be completely impaired and did so during the third quarter 2018.

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

We expect to incur additional research and development costs as we continue to develop new spinal fusion products, our product candidates for total joint replacements, such as our total hip replacement product candidate, and dental applications, which may increase our total research and development expenses.

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were less than $0.1 million for each of the years ended December 31, 2018 and 2017.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2018 and 2017, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Offering costs paid in cash or by issuing warrants associated with the Company’s equity fundraising activities are either recorded to additional paid in capital as a reduction of the proceeds or immediately expensed.

Offering costs paid in cash or by issuing warrants associated with the Company’s debt fundraising activities are recorded as a debt discount and amortized as interest expense over the life of the debt or immediately expensed with the offset to additional paid in capital.

Accounting Pronouncement Adopted In 2018

In March 2016, the FASB updated the accounting guidance related to stock compensation. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as the well as classification in the statement of cash flows. The standard is effective for the Company for its annual period beginning January 1, 2018. The adoptions of this standard did not have a material impact on the consolidated financial statements.

Accounting Pronouncement Adopted in 2017

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

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months. Additionally, this update will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. The standard is effective for the Company for its annual period beginning January 1, 2020, and interim periods therein, with early adoption permitted. The Company is currently evaluating the potential impact this new standard may have on its consolidated financial statements.

In May 2014, in addition to several amendments issued during 2016, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for the Company for its annual period beginning January 1, 2019, and interim periods therein, and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has performed an evaluation of the new accounting standard and has determined the impact that the new standard will have on its consolidated financial statements is not significant.

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

Net Loss Per Share – Basic and Diluted

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Dilutive common stock equivalents are comprised of convertible preferred stock, warrants for the purchase of common stock and stock options outstanding under the Company’s equity incentive plans.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2018	2017
Convertible preferred stock	9,336,264	-
Common stock warrants	1,454,657	1,503,711
Common stock options	11,301	11,302
	10,802,222	1,515,013

Below are basic and diluted loss per share data for the year ended December 31, 2018, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(9,689)	$(6,899)	$(16,588)
Loss from discontinued operations	(324)	-	(324)
Gain from disposal of discontinued operations	1,361	-	1,361
Deemed dividend and accretion of a discount	(13,900)	-	(13,900)
Net loss attributable to common stockholders	$(22,522)	$(6,899)	$(29,451)

Denominator:
Number of shares used in per common share calculations:	10,938,047	577,591	11,515,638

Net loss per common share:
Loss from continuing operations	$(0.88)	$-	$(1.44)
Loss from discontinued operations	(0.03)	-	(0.03)
Gain from disposal of discontinued operations	0.12	-	0.12
Deemed dividend and accretion of a discount	(1.27)	-	(1.21)
Net loss attributable to common stockholders	$(2.06)	$-	$(2.56)

Below are basic and diluted loss per share data for the year ended December 31, 2017, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(5,761)	$-	$-
Loss from discontinued operations	(3,568)	-	-
Gain from disposal of discontinued operations	-	-	-
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(9,329)	$-	$-

Denominator:
Number of shares used in per common share calculations:	2,978,904	-	-

Net loss per common share:
Loss from continuing operations	$(1.93)	$-	$-
Loss from discontinued operations	(1.20)	-	-
Gain from disposal of discontinued operations	-	-	-
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(3.13)	$-	$-

2. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2018	2017
Raw materials	$624	$740
WIP	47	52
Finished goods	5	-
Inventories held for sale	-	1,585
	$676	$2,377

3. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	As of December 31,
	2018	2017
Manufacturing and lab equipment	$234	$223
Leasehold improvements	863	863
Software and computer equipment	745	745
Furniture and equipment	635	635
Long-term assets held for sale	-	1,228
	2,477	3,694
Less: accumulated depreciation	(2,353)	(2,248)
	$124	$1,446

Depreciation expense for 2018 was approximately $0.5 million, with $0.1 million from continuing operations and $0.4 million from discontinued operations. Depreciation expense for 2017 was approximately $0.6 million, with $0.1 million from continuing operations and $0.5 million from discontinued operations.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Trademarks	$50	$-
Intangible assets held for sale	-	9,587
	50	9,587
Less: accumulated amortization	(4)	(6,936)
	$46	$2,651

Amortization expense for 2018 was approximately $0.4 million, with $0.1 from continued operations and $0.3 million from discontinued operations. Amortization expense for 2017 was approximately $0.5 million, with the entire amount from discontinued operations.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of December 31, 2018 and 2017. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2018 and 2017.

	Fair Value Measurements as of December 31, 2018 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,566	$1,566

	Fair Value Measurements as of December 31, 2017 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,357	$1,357

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2018 and 2017. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017 (in thousands):

Common Stock Warrants
Balance at December 31, 2016	$(3,665)
Issuance of derivatives	(810)
Change in fair value	3,118
Balance at December 31, 2017	(1,357)
Issuance of derivatives	(7,577)
Change in fair value	7,005
Exercise of warrants	575
Other, net	(212)
Balance at December 31, 2018	$(1,566)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered mark-to-market liabilities and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of December 31, 2018 and 2017, approximately $1.6 million and $0.5 million respectively, of the derivative liabilities were calculated using the Black-Scholes-Merton valuation model. As of December 31, 2018, and 2017, less than $0.1 million and approximately $0.9 million respectively, were calculated using the Monte Carlo Simulation valuation model. Issuances of common stock warrants deemed to be derivative liabilities during the year ended December 31, 2018 were valued at approximately $7.6 million on the date of issuance using the Black-Scholes-Merton valuation model. Issuance of common stock warrants deemed to be derivative liabilities during the year ended December 31, 2017, were valued at approximately $0.8 million on the date of issuance using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Weighted-average risk-free interest rate	2.51%	1.89%
Weighted-average expected life (in years)	0.9	1.9
Expected dividend yield	-%	-%
Weighted average expected volatility	157%	107%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Weighted-average risk-free interest rate	2.46%	2.20%
Weighted-average expected life (in years)	3.1	3.6
Expected dividend yield	-%	-%
Weighted average expected volatility	68%	64%

In addition, if any time after the second anniversary of the issuance of the warrant, both: (1) the 30-day volume weighted average price of the Company’s stock exceeds $3.00; and (2) the average daily trading volume for such 30-day period exceeds $0.4 million, the Company may call this warrant for $0.01 per share. For those warrants that have a call provision, management believes the Monte Carlo Simulation valuation model provides a better estimate of fair value for the warrants issued during 2018 and 2017 than the Black-Scholes-Merton valuation model.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Payroll and related expenses	$388	$477
Commissions	-	311
Royalties	-	96
Interest payable	-	6
Final loan payment fees	-	1,650
Resterilization and repackaging costs	344	-
Other	106	142
	$838	$2,682

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

Hercules and MEF I, LP/Anson Investments Debt Exchange

On January 3, 2018, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with MEF I, LP and Anson Investments Master Fund (collectively the “Assignees” and each an “Assignee”), Hercules Technology III, L.P. (“HT III”) and Hercules Capital, Inc. (“HC” and, together with HT III, “Hercules”), pursuant to which Hercules assigned to the Assignees all amounts remaining due under the Loan and Security Agreement, dated June 30, 2014, as amended, between the Company and Hercules (the “Loan and Security Agreement”) and (2) the note (the “Hercules Note”) between the Company and Hercules evidencing the amounts due under the Loan and Security Agreement. The total amount assigned by Hercules to the Assignees in the aggregate was $2.3 million and was secured by the same collateral underlying the Loan and Security Agreement. Subsequently, the Company entered into an exchange agreement pursuant to which the Assignees agreed to exchange the Hercules Term Loan obligation acquired by them for two senior secured convertible promissory notes issued by the Company, each in the principal amount of $1.1 million for an aggregate principal amount of $2.2 million, (the “Exchange Notes”). The Exchange Notes were scheduled to mature on February 3, 2019 (the “Maturity Date”). The Exchange Notes had interest at a rate of 15% per annum. Prior to the Maturity Date, principal and interest accrued under the Exchange Notes was payable in cash or, if certain conditions were met, payable in shares of our common stock. All principal accrued under the Exchange Notes was convertible into shares of our common stock (“Conversion Shares”) at the election of the holders at any time at a fixed conversion price of $3.87 per share. Upon the occurrence of an event of default, the Assignees were entitled to convert all or any part of their Exchange Notes at a conversion price (the “Alternate Conversion Price”) equal to 70% of the lowest traded price of our common stock during the ten trading days prior to the conversion date, provided that (i) in no event was the Alternate Conversion Price less than $1.75 per share and (ii) the Assignees were not entitled to receive more than 19.99% of the outstanding Common Stock. So long as these Exchange Notes remained outstanding or the Assignees held any Conversion Shares, the Company was prohibited from entering into any financing transaction pursuant to which the Company sell its securities at a price lower than $1.75 per share. The Exchange Notes were secured by a first priority security interest in substantially all of the Company assets, including intellectual property, and contains covenants restricting payments to certain of our affiliates.

On May 14, 2018, the Company closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million. Part of the proceeds from this offering were used to pay off the outstanding debt with MEF I, L.P and Anson Investments. The total payoff was $1.6 million, with $1.4 million in principal and $0.2 million in interest.

North Stadium Term Loan – Related Party

On July 28, 2017, the Company entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The North Stadium Loan bore interest at 10% per annum and required the Company to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the North Stadium Loan was due and payable on July 28, 2018. The North Stadium Loan was secured by substantially all of the Company’s assets but was junior to security interest in assets encumbered by the Hercules Term Loan (see below). In connection with the North Stadium Loan the Company also issued North Stadium a warrant to purchase up to 55,000 shares of the Company’s common stock at a purchase price of $5.04 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which was being amortized as interest expense over the life of the term loan.

On October 1, 2018, CTL Medical assumed the North Stadium Term Loan debt as part of the sale of the retail spine business. As of December 31, 2018, the Company has been released by North Stadium from any and all obligations related to this debt.

Hercules Term Loan

On June 30, 2014, the Company entered into a Loan and Security Agreement with Hercules which provided the Company with a $20.0 million term loan. The Hercules Term Loan matured on January 1, 2018. The Hercules Term Loan included a $0.2 million closing fee, which was paid to Hercules on the closing date of the loan. The closing fee was recorded as a debt discount and was being amortized to interest expense over the life of the loan. The Hercules Term Loan also included a non-refundable final payment fee of $1.7 million. The final payment fee was being accrued and recorded to interest expense over the life of the loan.

On January 3, 2018, the Hercules Term Loan and all amounts owing thereunder was assigned to MEF I and Anson Investments. See discussion above for a more detailed description of that transaction.

Long-term debt consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
		Unamortized			Unamortized
	Outstanding	Discount and Debt Issuance	Net Carrying	Outstanding	Discount and Debt Issuance	Net Carrying
	Principle	Costs	Amount	Principle	Costs	Amount
Hercules Term Loan	$-	$-	$-	$605	$-	$605
North Stadium	-	-	-	2,500	(144)	2,356
Total debt	-	-	-	3,105	(144)	2,961
Less: Current portion	-	-	-	(3,105)	144	(2,961)
Long-term debt	$-	$-	$-	$-	$-	$-

8. Equity

July-December 2018 Preferred Stock Conversion

From July through December of 2018, Series B Convertible Preferred shareholders of the Company converted 10,926 shares of Series B Convertible Preferred Stock into 17,098,973 shares of common stock.

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

May 2018 Warrant Exercise (July 2016 Warrants)

During March 2018, the Company repriced 832,000 warrants dated July 8, 2016, from $12 to $2.125 (for further description see Warrant Reprice March 2018 below). During May 2018, an additional 145,834 of the repriced warrants were exercised resulting in gross proceeds to the Company of $0.3 million.

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

Warrant Reprice March 2018

During the three months ended March 31, 2018, the Company entered into a warrant amendment agreement (the “Amendment Agreement”) with certain holders of previously issued Series E Common Stock Purchase Warrants (collectively, “Investors”). In connection with that certain Series E Common Stock Purchase Warrant between the Company and Investors dated July 8, 2016, the Company issued to Investors warrants to purchase up to 832,000 shares of common stock (the “Warrant Shares”) at an exercise price of $12.00 per share, (the “Investors Warrants”). Under the terms of the Amendment Agreement, in consideration of Investors exercising 668,335 of the Investors Warrants (the “Warrant Exercise”), the exercise price per share of the Investors Warrants was reduced to $2.125 per share. 668,335 of the Investors Warrants were exercised resulting in gross proceeds to the Company of $1.4 million before payment of placement agent fees and costs. In addition, and as further consideration, the Company issued to Investors new warrants to purchase up to the number of shares of common stock equal to 100% of the number of Warrant Shares issued pursuant to the Warrant Exercise at an exercise price per share equal to $2.00 per share.

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

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the years ended December 31, 2018 and 2017 is as follows:

		December 31, 2018
		Weighted- Average	Weighted- Average Remaining Contractual Life
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding at December 31, 2017	11,302	$264.26	7.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1)	$7,423.20	-	-
Outstanding at December 31, 2018	11,301	$263.85	6.3	$-
Exercisable at December 31, 2018	10,636	$261.61	7.1	$-
Vested and expected to vest at December 31, 2018	11,301	$263.85	6.3	$-

		December 31, 2017
		Weighted- Average	Weighted- Average Remaining Contractual Life
	Options	Exercise Price	(Years)	Intrinsic Value
Outstanding at December 31, 2016	11,446	$367.08	8.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(144)	$8,719.64	-	-
Outstanding at December 31, 2017	11,302	$264.26	7.3	$-
Exercisable at December 31, 2017	9,835	$287.31	8.3	$-
Vested and expected to vest at December 31, 2017	11,302	$264.26	7.3	$-

Total stock-based compensation expense included in the consolidated statements of operations is allocated as follows (in thousands):

	As of December 31,
	2018	2017
Cost of revenue	$-	$10
Research and development	1	64
General and administrative	22	92
Selling and marketing	19	53
	$42	$219

There was no significant unrecognized stock-based compensation at December 31, 2018 and 2017.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax expense:

	December 31,
	2018	2017
Federal statutory rate	(21.0)%	(35.0)%
State taxes, net of federal benefit	(2.9)%	(5.1)%
Return to provision	0.0%	(0.2)%
Equity related expenses	(10.7)%	(10.4)%
Change in statutory rate	0.0%	272.7%
Change in valuation allowance	17.7%	(222.1)%
Goodwill impairment	14.7%	0.0%
Other permanent differences	2.2%	0.1%
Total income tax expense	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$46,096	$41,840
Stock-based compensation	2,918	2,907
Inventory reserve	-	2,340
Federal R&D credit	2,222	2,222
Accrued expenses	49	492
Depreciation	-	-
Other	98	108
Total deferred tax assets	51,383	49,909

Deferred tax liabilities:
Depreciation	(31)	(37)
Intangibles	(134)	(210)

Total deferred tax liabilities	(165)	(247)
Less valuation allowance	(51,352)	(49,796)
Net deferred tax liability	$(134)	$(134)

	December 31,
	2018	2017

Pre-tax book income at statutory rate	$(1,845)	$(3,265)
State taxes, net of federal benefit	(252)	(479)
Return to provision	4	(21)
Equity related expenses	501	(970)
Changer in statutory rate	-	25,447
Change in valuation allowance	1,556	(20,723)
Other	36	11
Total income tax expense	$-	$-

As of December 31, 2018 and 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $184.8 million and $167.7 million, respectively. The federal and state net operating loss carryforwards will expire from 2023 to 2037, unless previously utilized. Additionally, the Company believes an ownership change has occurred that would trigger the limitation on usage of net operating losses imposed by Internal Revenue Code section 382. Because of this limitation, a significant portion of the net operating losses would more likely than not expire unused.

During the years ended December 31, 2018 and 2017, the Company recognized no amounts related to interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance increased by approximately $1.6 million and decreased by $20.7 million for the years ended December 31, 2018 and 2017, respectively.

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

11. Commitment and Contingencies

The Company currently leases laboratory, manufacturing and office space and equipment under noncancelable operating leases which provide for rent holidays and escalating payments; this lease ends 2019. Lease incentives, including rent holidays, allowances for tenant improvements and rent escalation provisions, are recorded as deferred rent. Rent under operating leases is recognized on a straight-line basis beginning with lease commencement through the end of the lease term. Sublease income is recorded as a reduction of rent expense. For each of the years ended December 31, 2018 and 2017, rental expense was $1.0 million and $1.0 million, respectively. Sublease income was $0.1 million and $0.1 million during both of the years ended December 31, 2018 and 2017.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 are $980,000, which is due during 2019.

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

12. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $0.1 million relating to retirement contributions for each of the years ended December 31, 2018 and 2017.

13. Note Receivable

On October 1, 2018, the Company completed the sale of its spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable on October 1, 2021. The note receivable includes an imputed interest rate of 10%, which totaled $915,725 as of October 31, 2018, and has a 36-month amortization. As of December 31, 2018, the net carrying value of the note receivable was $4.8 million.

14. Discontinued Operations

As explained in Note 1, on October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical The gain on the sale of the retail spine business is estimated to approximate $1.4 million, which was recognized during the quarter ended December 31, 2018.

The Company and CTL Medical entered in an asset purchase agreement whereby CTL Medical agreed to acquire all of the Company’s commercial spine business for total consideration of $8.5 million, which includes a $6.0 million (including interest) note receivable (See Note 13) and CTL Medical’s assumption of the Company’s $2.5 million related party note payable (see Note 8). As a result of the closing, CTL Medical is now the exclusive owner of Amedica’s portfolio of metal and silicon nitride spine products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. The Company has agreed to pay the cost, if any, to re-sterilize and re-package select silicon nitride spinal inventories sold to CTL Medical if the sterilization date expires prior to CTL Medical selling the inventories to a third-party customer. The Company estimates the sterilization and repackaging cost to approximate $0.5 million. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company in Salt Lake City. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

Assets and liabilities held for sale consisted of the following:

	September 30, 2018	December 31, 2017

Assets
Current assets held for sale:
Retail spine inventory, net	$1,708	$1,602
Long-term assets held for sale:
Property and equipment, net	959	1,162
Intangible assets, net	2,249	2,651
Total assets	$4,916	$5,415

Liabilities
Current liabilities held for sale:
Debt – related party	$2,500	$2,356

Operating results related to discontinued operations consisted of the following:

	Year Ended December 31,
	2018	2017
Product revenue	$6,222	$11,227
Costs of revenue	1,474	6,351
Gross profit	4,748	4,876
Operating expenses:
Research and development	1,524	1,571
General and administrative	190	726
Sales and marketing	3,358	6,147
Total operating expenses	5,072	8,444
Loss from discontinued operations	$(324)	$(3,568)

During the nine-months ended September 30, 2018 and year ended December 31, 2017, the Company only recorded product revenues and cost of revenues related to the spine business. Because of the sale of the retail spine business to CTL Medical, all product revenues and costs of product revenues for these periods have been removed from the consolidated statements of operations. The only product revenues and cost of product revenues recorded in the statement of operations for the years ended December 31, 2018 and 2017, related to the three months ended December 31, 2018, which was subsequent to the sale of the spine business to CTL Medical.

