Form 10-Q
period 2019-03-31
Sintx Technologies, Inc.
filed 2019-05-16
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33624

SINTX Technologies, Inc.

(previously known as “Amedica Corporation”)

(Exact name of registrant as specified in its charter)

DELAWARE	84-1375299
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1885 West 2100 South, Salt Lake City, UT	84119
(Address of principal executive offices)	(Zip Code)

(801) 839-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	SINT	The NASDAQ Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files); Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

21,793,641 shares of common stock, $0.01 par value, were outstanding at May 13, 2019.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$4,164	$5,447
Trade accounts receivable, net of allowance of $92 and $56, respectively	45	263
Prepaid expenses and other current assets	178	171
Inventories, net	69	52
Notes receivable, current portion	1,116	1,084
Total current assets	5,572	7,017

Inventories, net	665	624
Property and equipment, net	97	124
Intangible assets, net	45	46
Long-term note receivable, net of current portion	3,343	3,669
Operating lease right-of-use-asset	500	-
Other long-term assets	35	35
Total assets	$10,257	$11,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$254	$301
Accrued liabilities	797	838
Derivative liabilities, current portion	1,088	1,062
Current portion of operating lease liability	715	169
Other current liabilities	18	10
Total current liabilities	2,872	2,380

Derivative liabilities, net of current portion	500	504
Other long-term liabilities	115	232
Total liabilities	3,487	3,116

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 4,074 shares issued and outstanding at March 31, 2019 and December 31, 2018.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 21,793,641 shares issued and outstanding at March 31, 2019 and December 31, 2018.	218	218
Additional paid-in capital	237,462	237,462
Accumulated deficit	(230,910)	(229,281)
Total stockholders’ equity	6,770	8,399
Total liabilities and stockholders’ equity	$10,257	$11,515

The condensed consolidated balance sheet as of December 31, 2018, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Product revenue	$97	$-
Costs of revenue	79	-
Gross profit	18	-
Operating expenses:
Research and development	718	877
General and administrative	971	1,307
Sales and marketing	59	47
Total operating expenses	1,748	2,231
Loss from operations	(1,730)	(2,231)
Other income (expenses):
Interest income	122	-
Interest expense	-	(476)
Loss on extinguishment of debt	-	(340)
Change in fair value of derivative liabilities	(21)	811
Loss on extinguishment of derivative liabilities	-	(1,252)
Other income, net	-	2
Total other income (expense), net	101	(1,255)
Net loss before income taxes	(1,629)	(3,486)
Provision for income taxes	-	-
Loss from continuing operations	(1,629)	(3,486)
Income from discontinued operations	-	87
Net loss	(1,629)	(3,399)
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible Series A preferred stock	-	(9)
Net loss attributable to common stockholders	$(1,629)	$(3,408)
Net earnings (loss) per share – basic and diluted
Basic – continuing operations	$(0.07)	$(1.02)
Basic – discontinued operations	-	0.02
Basic – attributable to common stockholders	$(0.07)	$(1.00)

Diluted – continuing operations	$-	$(1.11)
Diluted – discontinued operations	-	0.02
Diluted – attributable to common stockholders	$-	$(1.09)
Weighted average common shares outstanding:
Basic	21,793,641	3,411,246
Diluted	21,793,641	3,411,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	-	$-	3,028,065	$30	$226,041	$(220,629)	$5,442
Issuance of common stock from the exercise of warrants	-	-	668,335	7	1,321	-	1,328
Issuance of common stock in exchange for reduction in debt	-	-	580,444	6	1,447	-	1,453
Loss on extinguishment of derivative liability	-	-	-	-	1,040	-	1,040
Warrants issued in association with debt	-	-	-	-	98	-	98
Deemed dividend related to adjustment of the exercise price of warrants issued with debt	-	-	-	-	(9)	-	(9)
Accretion of change in warrant exercise price	-	-	-	-	9	-	9
Stock-based compensation	-	-	-	-	24	-	24
Net loss	-	-	-	-	-	(3,399)	(3,399)
Balance at March 31, 2018	-	$-	4,276,844	$43	$229,971	$(224,028)	$5,986

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	4,074	$-	21,793,641	$218	$237,462	$(229,281)	$8,399
Net loss	-	-	-	-	-	(1,629)	(1,629)
Balance at March 31, 2019	4,074	$-	21,793,641	$218	$237,462	$(230,910)	$6,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities
Net loss from continuing operations	$(1,629)	$(3,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	26	26
Non-cash lease expense	159	-
Amortization of intangible assets	1	-
Amortization of lease incentive for tenant improvements	-	15
Non-cash interest income	(122)	-
Non-cash interest expense	-	348
Loss on extinguishment of debt	-	340
Stock based compensation	-	24
Change in fair value of derivative liabilities	21	(811)
Loss on extinguishment of derivative liabilities	-	1,252
Bad debt expense	84	-
Changes in operating assets and liabilities:
Trade accounts receivable	134	-
Prepaid expenses and other current assets	(7)	(190)
Inventories	(57)	-
Accounts payable and accrued liabilities	(79)	186
Net cash used in operating activities – continuing operations	(1,469)	(2,296)
Net cash provided by operating activities – discontinued operations	-	214
Net cash used in operating activities	(1,469)	(2,082)
Cash flows from investing activities
Proceeds from notes receivable, net of imputed interest	416	-
Purchase of intangible asset	-	(50)
Net cash provided by (used in) investing activities – continuing operations	416	(50)
Net cash used in investing activities – discontinued operations	-	(31)
Net cash provided by (used in) investing activities	416	(81)
Cash flows from financing activities
Proceeds from issuance of stock in connection with exercise of warrants, net of issuance costs	-	1,328
Payments on operating lease liability	(230)	-
Proceeds from issuance of debt	-	705
Net cash provided by (used in) by financing activities	(230)	2,033
Net decrease in cash and cash equivalents	(1,283)	(130)
Cash and cash equivalents at beginning of period	5,447	539
Cash and cash equivalents at end of period	$4,164	$409

Noncash investing and financing activities
Right-of-use assets and assumption of operating lease liability	$659	$-
Debt exchange	-	2,265
Issuance of common stock in exchange for reduction in debt	-	1,453
Warrants issued in association with debt	-	98
Supplemental cash flow information
Cash paid for interest	$-	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

(PREVIOUSLY KNOWN AS AMEDICA CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

SINTX Technologies, Inc. (“SINTX” or “the Company”) (previously known as Amedica Corporation) was incorporated in the state of Delaware on December 10, 1996. SINTX is a commercial-stage biomaterial company focused on using its silicon nitride technology platform to develop, manufacture, and commercialize a broad range of medical devices. The Company believes it is the first and only manufacturer to use silicon nitride in medical applications. The Company acquired US Spine, Inc. (“US Spine”), a Delaware spinal products corporation with operations in Florida, on September 20, 2010. The Company’s products are primarily sold in the United States.

As further explained in Note 12, On October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical, a Dallas, Texas-based privately held medical device manufacturer. As a result of the sale, CTL Medical is now the exclusive owner of SINTX’s portfolio of metal and silicon nitride spine products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

On October 30, 2018, the Company amended its Certificate of Incorporation with the State of Delaware to change its corporate name to SINTX Technologies, Inc. in order to better reflect its focus on silicon nitride science and technologies and pipeline of silicon nitride-based products in various biomedical applications. The Company also changed its trading symbol on the NASDAQ Capital Market to “SINT”. The Company also changed the name of its wholly owned subsidiary US Spine, Inc. to “ST Sub, Inc.”

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company and its wholly owned subsidiary, ST Sub, Inc. All material intercompany transactions and balances have been eliminated in consolidation. SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

For the three months ended March 31, 2019 and 2018, the Company incurred net losses from continuing operations of approximately $1.6 million and $3.5 million, respectively, and used cash in continuing operations of approximately $1.7 million and $2.3 million, respectively. The Company had an accumulated deficit of approximately $231 million and $229 million as of March 31, 2019 and December 31, 2018, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

Significant Accounting Policies

Except as explained below, no material changes were made to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting Pronouncements Adopted During the Quarter Ended March 31, 2019

In August 2016, the FASB updated accounting guidance on the following eight specific cash flow classification issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. Under prior U.S. GAAP, there was no specific guidance on the eight cash flow classification issues aforementioned. The Company adopted the new guidance effective January 1, 2019. The guidance in this standard did not have a material impact on the financial statements of the Company upon adoption.

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new guidance effective January 1, 2019 (see Note 13), using the modified retrospective approach. Under the new guidance, the Company was required to record an additional operating lease right-of-use asset totaling approximately $0.659 million and liability totaling approximately $0.946 million (with $0.659 million incremental to adoption of the new guidance) on the date of adoption. The standard did not materially impact the consolidated net loss and had no impact on cash flows.

In May 2014, in addition to several amendments issued during 2016, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The Company adopted the new guidance effective January 1, 2019. The core principle of the new guidance is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates are often required within the revenue recognition process than were required under prior U.S. GAAP. The Company has one primary customer (see Note 12) and related contract that has one performance obligation to which revenue is allocated. Revenue under this contract is recognized when the product is shipped to the customer. The Company generally bills its customer upon shipment of the product and invoices are generally due within 30 days. The Company does provide certain rights of return, which historically have not been significant. The Company does not anticipate incurring significant incremental costs to obtain contracts with future customers. The guidance in this standard did not have a material impact on the financial statements of the Company upon adoption.

New Accounting Pronouncements Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock, warrants for the purchase of common stock and stock options. For the three months ended March 31, 2019, there is no difference in the number of shares and net loss used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive. The Company had potentially dilutive securities, shares of common stock, totaling approximately 22.2 million and 1.6 million as of March 31, 2019 and 2018, respectively.

Below are basic and diluted loss per share data for the three months ended March 31, 2018, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(3,486)	$(313)	$(3,799)
Income from discontinued operations	87	-	87
Deemed dividend and accretion of a discount	(9)	-	(9)
Net loss attributable to common stockholders	$(3,408)	$(313)	$(3,721)

Denominator:
Number of shares used in per common share calculations:	3,411,246	-	3,411,246

Net loss per common share:
Loss from continuing operations	$(1.02)	$-	$(1.11)
Earnings from discontinued operations	.02	-	.02
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(1.00)	$-	$(1.09)

3. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$665	$624
Intermediate goods	9	-
WIP	60	47
Finished goods	-	5
	$734	$676

As of March 31, 2019, inventories totaling approximately $0.07 million and $0.67 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of March 31, 2019, that management estimates will be sold by March 31, 2020.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Trademarks	$50	$50
Less: accumulated amortization	(5)	(4)
	$45	$46

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of March 31, 2019 and December 31, 2018. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements as of March 31, 2019
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,588	$1,588

	Fair Value Measurements as of December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,566	$1,566

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2019 and 2018.

Common Stock Warrants
Balance at December 31, 2017	$(1,357)
Change in fair value	811
Other, net	(212)
Balance at March 31, 2018	$(758)

Balance at December 31, 2018	$(1,566)
Change in fair value	(21)
Other, net	(1)
Balance at March 31, 2019	$(1,588)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. At March 31, 2019 and December 31, 2018, approximately $0.5 million of the derivative liability was calculated using the Black-Scholes-Merton valuation model. At March 31, 2019 and December 31, 2018, approximately $1.1 million of the derivative liability was calculated using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Weighted-average risk-free interest rate	2.23%	2.51%
Weighted-average expected life (in years)	4.11	0.9
Expected dividend yield	-%	-%
Weighted-average expected volatility	68%	157%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Weighted-average risk-free interest rate	2.42%	2.46%
Weighted-average expected life (in years)	2.66	3.1
Expected dividend yield	-%	-%
Weighted average expected volatility	68%	68%

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

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Payroll and related expense	$374	$388
Resterilization and repackaging costs	344	344
Other	79	106
	$797	$838

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

8. Equity

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

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended March 31, 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2018	11,301	$255.10	6.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(11)	7,423.20	-	-
As of March 31, 2019	11,290	$248.22	6.1	$-
Exercisable as of March 31, 2019	11,127	$251.71	6.6	$-
Expected to vest as of March 31, 2019	11,290	$248.22	6.1	$-

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

Summary of Stock-Based Compensation Expense

Total stock-based compensation expense included in the condensed consolidated statements of operations is allocated as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
General and administrative	$-	$13
Selling and marketing	-	11
	$-	$24

There was no significant unrecognized stock-based compensation as of March 31, 2019.

10. Commitments and Contingencies

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

11. Note Receivable

On October 1, 2018, the Company completed the sale of its spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable on October 1, 2021. The note receivable includes an imputed interest rate of 10%, which totaled $915,725 as of October 31, 2018, and has a 36-month amortization. As of March 31, 2019, the net carrying value of the note receivable was approximately $4.5 million.

12. Discontinued Operations

As explained in Note 1, on October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical The gain on the sale of the retail spine business is estimated to approximate $1.4 million, which was recognized during the quarter ended December 31, 2018.

The Company and CTL Medical entered in an asset purchase agreement whereby CTL Medical agreed to acquire all of the Company’s commercial spine business for total consideration of $8.5 million, which includes a $6.0 million (including interest) note receivable (See Note 7) and CTL Medical’s assumption of the Company’s $2.5 million related party note payable (see Note 11). As a result of the closing, CTL Medical is now the exclusive owner of SINTX’s portfolio of metal and silicon nitride spine products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. The Company has agreed to pay the cost, if any, to re-sterilize and re-package select silicon nitride spinal inventories sold to CTL Medical if the sterilization date expires prior to CTL Medical selling the inventories to a third-party customer. This agreement extends for a total of 24 months, ending on September 30, 2020. The Company estimates the sterilization and repackaging cost to approximate $0.5 million. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company in Salt Lake City. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

Operating results related to discontinued operations consisted of the following:

Three Months Ended
March 31, 2018
Product revenue	$2,291
Costs of revenue	523
Gross profit	1,768
Operating expenses:
Research and development	362
General and administrative	167
Sales and marketing	1,151
Total operating expenses	1,680
Income from discontinued operations	$87

During the three months ended March 31, 2018, the Company only recorded product revenues and cost of revenues related to the spine business. Because of the sale of the retail spine business to CTL Medical, all product revenues and costs of product revenues for this period has been removed from the condensed consolidated statements of operations.

13. Leases

The Company leases office, warehouse and manufacturing space under a single operating lease, which lease expires during 2019 (see Note 1 under Accounting Pronouncements Adopted During the Quarter Ended March 31, 2019). As of March 31, 2019, the operating lease right-of-use asset totaled approximately $0.500 million and the operating lease liability totaled approximately $0.715 million. Operating lease expense during the three months ended March 31, 2019, totaled approximately $0.159 million. As of March 31, 2019, the weighted-average discount rate for the Company’s operating lease totaled 6.5%.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

The Company is in negotiations with the property owner for a new lease at the Company’s current location in Salt Lake City, Utah.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2018 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Product revenue	$97	$-	$97	100%
Cost of revenue	79	-	79	100%
Gross profit	18	-	18	100%
Gross profit %	19%	-%	19%	19%

Operating expenses:
Research and development	718	877	(159)	-18%
General and administrative	971	1,307	(336)	-26%
Sales and marketing	59	47	12	26%
Total operating expenses	1,748	2,231	(483)	-22%
Loss from operations	(1,730)	(2,231)	501	-22%
Other income (expense), net	101	(1,255)	1,356	-108%
Net loss before taxes	(1,629)	(3,486)	1,857	53%
Provision for income taxes	-	-	-	-
Loss from continuing operations	(1,629)	(3,486)	1,857	53%
Income from discontinued operations	-	87	(87)	-100%
Net loss	$(1,629)	$(3,399)	$1,770	52%

Product Revenue

For the three months ended March 31, 2019, total product revenue was $0.1 million as compared to $0.0 million in the same period 2018, an increase of $0.1 million, or 100%. This increase was due the sale of the retail spine business in October 2018 and the related restatement of revenues for the three months ended March 31, 2018 to $0.0 million as a result of the discontinued operations.

For the three months ended March 31, 2019, domestic revenue increased by $0.1 million, or 100%. This increase was due the sale of the retail spine business in October 2018 and the related restatement of revenues for the three months ended March 31, 2018 to $0.0 million as a result of the discontinued operations. Also, as a result of the discontinued operations treatment due to the sale of the retail spine business, international revenue was eliminated completely.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2019, our cost of revenue increased $0.08 million, or 100%, as compared to the same period in 2018. Gross profit increased $0.02 million and gross margin percentage increased by 19%, Both increases are due to the discontinued operations treatment and the related sale of the retail spine business in October 2018.

Research and Development Expenses

For the three months ended March 31, 2019, research and development expenses decreased $0.2 million, or 18%, as compared to the same period in 2018. This decrease was primarily attributable to a decrease in payroll related expenses of $0.2 million.

General and Administrative Expenses

For the three months ended March 31, 2019, general and administrative expenses decreased $0.4 million, or 26%, as compared to the same period in 2018. This decrease was primarily attributable to a decrease in accounting expenses of $0.1 million, legal fees of $0.1 million and other expenses of $0.2 million.

Sales and Marketing Expenses

For the three months ended March 31, 2019, sales and marketing expenses increased less than $0.1 million, or 26%, as compared to the same period in 2018. This increase was primarily attributable to an increase in dues and subscription expense of less than $0.01 million and website expense of less than $0.01 million.

Other Expense, Net

For the three months ended March 31, 2019, other expense decreased $1.4 million, or 108%, as compared to the same period in 2018. This decrease was primarily due to a decrease in the loss on the extinguishment of derivative liabilities of $1.3 million, the decrease in interest expense of $0.5 million, the decrease in the loss on extinguishment of debt in of $0.3 million and the increase in interest income of $0.1 million, all offset by the change in the fair value of the derivative liabilities in the amount of $0.8 million.

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

For the three months ended March 31, 2019 and 2018, we incurred net losses from continuing operations of approximately $1.6 million and $3.5 million, respectively, and used cash in continuing operations of approximately $1.7 million and $2.3 million, respectively. We had an accumulated deficit of $231 million and $229 million at March 31, 2019 and December 31, 2018, respectively. To date, our operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that we will continue to generate operating losses and use cash in operating activities. Our continuation as a going concern is dependent upon its ability to increase sales, implement cost saving measures, maintain compliance with debt covenants and/or raise additional funds through the capital markets. Whether and when we can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

We are actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and publication of such data could help sales efforts as we approach new prospects. We are also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities – continuing operations	$(1,469)	$(2,296)
Net cash provided by operating activities – discontinued operations	-	214
Net cash used in operating activities	(1,469)	(2,082)
Net cash provided by (used in) investing activities – continuing operations	416	(50)
Net cash used in investing activities – discontinued operations	-	(31)
Net cash provided by (used in) investing activities	416	(81)
Net cash provided by (used in) financing activities	(230)	2,033
Net decrease in cash used	$(1,283)	$(130)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased $0.6 million to $1.5 million during the three months ended March 31, 2019, as compared to $2.1 million for the same period in 2018. The decrease in net cash used in operating activities is due to the decrease in the net loss and related non-cash add backs to the net loss during the three months ended March 31, 2019 as compared to the same period in 2018.

Net Cash Provided by Investing Activities

Net cash provided by investing activities increased $0.5 million to $0.4 million during the three months ended March 31, 2019, compared to net cash used in investing activities of $0.08 million for the same period in 2018. The increase in cash provided by investing activities during 2019 was primarily due to a $0.4 million increase in proceeds from notes receivable.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.2 million during the three months ended March 31, 2019, compared to net cash provided by financing activities of $2.0 million during the same period in 2018. The $2.2 million decrease was primarily attributable to the $1.3 million net decrease in proceeds received from the exercise of common stock warrants, a decrease in proceeds from the issuance of debt of $0.7 million and a $0.2 decrease in the operating lease liability due to payments.

Indebtedness

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as referenced in New Accounting Pronouncements below, no material changes to significant accounting policies were made during the three months ended March 31, 2019. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2019. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q due to the material weaknesses described below.

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2018, our internal control over financial reporting was not effective because of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINTX Technologies, Inc. (previously known as Amedica Corporation)

Date: May 16, 2019	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

