Form 10-Q
period 2019-06-30
Sintx Technologies, Inc.
filed 2019-08-14
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

1,957,930 shares of common stock, $0.01 par value, were outstanding at August 12, 2019.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$3,192	$5,447
Trade accounts receivable, net of allowance of $6 and $56, respectively	173	263
Prepaid expenses and other current assets	234	171
Inventories	85	52
Notes receivable, current portion	1,399	1,084
Total current assets	5,083	7,017

Inventories, net	596	624
Property and equipment, net	87	124
Intangible assets, net	44	46
Long-term note receivable, net of current portion	2,897	3,669
Operating lease right-of-use-asset	2,535	-
Other long-term assets	35	35
Total assets	$11,277	$11,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$295	$301
Accrued liabilities	813	838
Derivative liabilities, current portion	454	1,062
Current portion of operating lease liability	587	169
Other current liabilities	23	10
Total current liabilities	2,172	2,380

Operating lease liability, net of current portion	2,050	-
Derivative liabilities, net of current portion	502	504
Other long-term liabilities	113	232
Total liabilities	4,837	3,116

Commitments and contingencies	-	-

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 737 shares and 4,074 shares issued and outstanding at June 30, 2019 and December 31, 2018.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 1,854,898 shares, and 726,455 shares issued and outstanding at June 30, 2019 and December 31, 2018.	19	7
Additional paid-in capital	238,062	237,673
Accumulated deficit	(231,641)	(229,281)
Total stockholders’ equity	6,440	8,399
Total liabilities and stockholders’ equity	$11,277	$11,515

The condensed consolidated balance sheet as of December 31, 2018, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue	$167	$-	$264	$-
Costs of revenue	133	-	212	-
Gross profit	34	-	52	-
Operating expenses:
Research and development	836	956	1,554	1,833
General and administrative	615	935	1,586	2,242
Sales and marketing	105	11	164	58
Total operating expenses	1,556	1,902	3,304	4,133
Loss from operations	(1,522)	(1,902)	(3,252)	(4,133)
Other income (expenses):
Interest expense	(2)	(809)	(2)	(1,284)
Interest income	115	-	237	-
Change in fair value of derivative liabilities	631	1,209	610	2,020
Loss on extinguishment of debt	-	-	-	(340)
Offering costs	-	(682)	-	(682)
Loss on extinguishment of derivative liabilities	-	-	-	(1,252)
Other income, net	48	3	48	5
Total other income (expense), net	792	(279)	893	(1,533)
Net loss from continuing operations before income taxes	(730)	(2,181)	(2,359)	(5,666)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(730)	(2,181)	(2,359)	(5,666)
Loss from discontinued operations	-	(131)	-	(44)
Net loss	$(730)	$(2,312)	$(2,359)	$(5,710)
Deemed dividend related to the beneficial conversion feature and accretion of a discount on series B preferred stock	(2,358)	(7,334)	(2,358)	(7,334)
Net loss attributable to common stockholders	$(3,088)	$(9,646)	$(4,717)	$(13,044)
Net loss per share – basic and diluted
Basic – continuing operations	$(0.78)	$(11.19)	$(2.84)	$(36.66)
Basic – discontinued operations	-	(0.67)	-	(0.28)
Basic - deemed dividend and accretion of a discount on conversion of series B preferred stock	(2.53)	(37.62)	(2.84)	(47.46)
Basic – attributable to common stockholders	$(3.31)	$(49.48)	$(5.68)	$(84.40)

Diluted – continuing operations	$(1.46)	$(12.06)	$(3.58)	$(39.01)
Diluted – discontinued operations	-	(0.42)	-	(0.28)
Diluted - deemed dividend and accretion of a discount on conversion of series B preferred stock	(2.53)	(23.33)	(2.84)	(47.46)
Diluted – attributable to common stockholders	$(3.99)	$(35.81)	$(6.42)	$(86.75)
Weighted average common shares outstanding:
Basic	931,859	194,933	829,724	154,545
Diluted	931,859	314,354	829,724	154,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	-	$-	100,935	$1	$226,070	$(220,629)	$5,442
Common stock issued from exercise of warrants	-	-	27,139	-	1,633	-	1,633
Issuance of common stock in exchange for reduction in debt	-	-	19,348	-	1,453	-	1,453
Issuance of preferred stock from offering, net of issuance costs	15	-	-	-	6,754	-	6,754
Warrants issued in association with debt	-	-	-	-	98	-	98
Loss on extinguishment of derivative liabilities	-	-	-	-	1,040	-	1,040
Deemed dividend related to adjustment of the exercise price of warrants issued with debt	-	-	-	-	(9)	-	(9)
Accretion of change in warrant exercise price	-	-	-	-	9	-	9
Common stock issued due to conversion of preferred stock	(4)	-	102,886	1	(1)	-	-
Accretion of convertible preferred stock discount	-	-	-	-	7,334	-	7,334
Deemed dividend related to the issuance of preferred stock	-	-	-	-	(7,334)	-	(7,334)
Extinguishment of derivative liabilities	-	-	-	-	565	-	565
Stock-based compensation	-	-	-	-	34	-	34
Net loss	-	-	-	-	-	(5,710)	(5,710)
Balance at June 30, 2018	11	$-	250,308	$2	$237,646	$(226,339)	$11,309

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	4,074	$-	726,455	$7	$237,673	$(229,281)	$8,399
Common stock issued from exercise of warrants	-	-	500	-	1	-	1
Common stock issued due to conversion of preferred stock	(3,337)	-	983,528	10	(10)	-	-
Stock based compensation	-	-	-	-	1	-	1
Common stock issued for cash	-	-	144,415	1	396		397
Removal of derivative liability upon exercise of warrant	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	(2,359)	(2,359)
Balance at June 30, 2019	737	$-	1,854,898	$18	$238,062	$(231,640)	$6,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities
Net loss from continuing operations	$(2,359)	$(5,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	52	53
Non-cash lease expense	171	(99)
Amortization of intangible assets	2	-
Amortization of lease incentive for tenant improvements	-	28
Non-cash interest income	(237)	-
Non-cash interest expense	-	812
Loss on extinguishment of debt	-	340
Stock based compensation	1	34
Change in fair value of derivative liabilities	(610)	(2,020)
Loss on extinguishment of derivative liabilities	-	1,252
Loss on disposal of equipment	-	51
Bad debt expense	9	-
Changes in operating assets and liabilities:
Trade accounts receivable	79	-
Prepaid expenses and other current assets	(63)	(76)
Inventories	(5)	-
Accounts payable and accrued liabilities	(19)	(241)
Net cash used in operating activities - continuing operations	(2,979)	(5,532)
Net cash used in operating activities - discontinued operations	-	(402)
Net cash used in operating activities	(2,979)	(5,934)
Cash flows from investing activities
Purchase of property and equipment	(15)	-
Proceeds from notes receivable, net of imputed interest	695	-
Purchase of intangible asset	-	(50)
Net cash provided by (used in) investing activities – continuing operations	680	(50)
Net cash used in investing activities – discontinued operations		(107)
Net cash used in investing activities	680	(157)
Cash flows from financing activities
Proceeds from issuance of stock in connection with exercise of warrants, net of issuance costs	1	1,633
Proceeds from issuance of common stock, net of fees ($131)	397	-
Proceeds from issuance of preferred stock, net of issuance costs ($668)	-	6,754
Proceeds from issuance of warrant derivative liabilities, net of issuance costs ($682)	-	7,577
Payments on operating lease liability	(354)	-
Proceeds from issuance of debt	-	705
Payments on debt	-	(2,282)
Net cash provided by (used in) financing activities	44	14,387
Net increase (decrease) in cash and cash equivalents	(2,255)	8,296
Cash and cash equivalents at beginning of period	5,447	539
Cash and cash equivalents at end of period	$3,192	$8,835

Noncash investing and financing activities
Right-of-use assets and assumption of operating lease liability	$2,704	$-
Reduction of derivative liability due to exercise of warrants	1	-
Hercules and MEF I, LP/Anson Investments Debt Exchange	-	2,265
Issuance of common stock in exchange for reduction in debt	-	1,453
Extinguishment of derivative liabilities through exercise of warrants	-	565
Warrants issued in association with debt	-	98
Supplemental cash flow information
Cash paid for interest	$2	$337

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

(PREVIOUSLY KNOWN AS AMEDICA CORPORATION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

SINTX Technologies, Inc. (“SINTX” or “the Company”) (previously known as Amedica Corporation) was incorporated in the state of Delaware on December 10, 1996. SINTX is an OEM ceramics company that develops and commercializes silicon nitride for medical and non-medical applications. The Company believes it is the first and only manufacturer to use silicon nitride in medical applications. The Company acquired US Spine, Inc. (“US Spine”), a Delaware spinal products corporation with operations in Florida, on September 20, 2010. The Company’s products are primarily sold in the United States.

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

As further explained in Note 14, the Company effected a 1 for 30 reverse stock split of the Company’s common stock on July 26, 2019.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company and its wholly owned subsidiary, ST Sub, Inc. All material intercompany transactions and balances have been eliminated in consolidation. SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods then ended. Actual results could differ from those estimates. The most significant estimates relate to inventory, long-lived and intangible assets and the liability for preferred stock and common stock warrants.

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

For the six months ended June 30, 2019 and 2018, the Company incurred net losses from continuing operations of approximately $2.4 million and $5.7 million, respectively, and used cash in continuing operations of approximately $3.0 million and $5.5 million, respectively. The Company had an accumulated deficit of approximately $232 million and $229 million as of June 30, 2019 and December 31, 2018, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. In March 2018, the Company closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs on a warrant reprice and exercise transaction. Additionally, on May 14, 2018, the Company closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company. On June 4, 2019, the Company entered into an Equity Distribution Agreement, (the “Distribution Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of our common stock, having an aggregate offering price of up to $1.6 million through Maxim, as agent (the “ATM Offering”). Subject to the terms and conditions of the Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on the Company’s instructions. The Company has no obligation to sell any of the shares and may at any time suspend offers under the Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of Shares having an aggregate offering price of $1.6 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) June 4, 2020. The Company agrees to pay Maxim a transaction fee at a fixed rate of 4.25% of the gross sales price of shares sold under the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2019 the Company raised $0.397 million, net of fees through the issuance of 144,415 shares of common stock under the Distribution Agreement with Maxim. The Company is eligible to raise an additional $1.2 million under this offering. In addition, the Company converted 3,337 shares of preferred stock into 983,528 shares of common stock. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options for a public offering of the Company’s preferred or common stock. On October 1, 2018, the Company sold the retail spine business. This sale will continue to provide cash flows from July 2019 totaling $1.4 million over the next ten months and $3.5 million for the following eighteen months. The buyer also assumed the Company’s $2.5 million related party note payable.

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

Accounting Pronouncements Adopted During the Quarter Ended June 30, 2019

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

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new guidance effective January 1, 2019 (see Note 13), using the modified retrospective approach. Adoption of the new guidance resulted in the Company being required to record an additional operating lease right-of-use asset totaling approximately $0.659 million and liability totaling approximately $0.946 million (with $0.659 million incremental to adoption of the new guidance) on the date of adoption. Subsequent to the initial adoption of the new standard the Company amended the lease (see Note 13). The standard did not materially impact the consolidated net loss and had no impact on cash flows.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock, warrants for the purchase of common stock and stock options. The Company had potentially dilutive securities, totaling approximately 0.6 million and 0.7 million as of June 30, 2019 and 2018, respectively.

Below are basic and diluted loss per share data for the three months ended June 30, 2019, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(730)	$(632)	$(1,362)
Deemed dividend and accretion of a discount	(2,358)	-	(2,358)
Net loss attributable to common stockholders	$(3,088)	$(632)	$(3,720)

Denominator:
Number of shares used in per common share calculations:	931,859	-	931,859

Net loss per common share:
Loss from continuing operations	$(0.78)	$-	$(1.46)
Deemed dividend and accretion of a discount	(2.53)	-	(2.53)
Net loss attributable to common stockholders	$(3.31)	$-	$(3.99)

Below are basic and diluted loss per share data for the six months ended June 30, 2019, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(2,359)	$(609)	$(2,968)
Deemed dividend and accretion of a discount	(2,358)	-	(2,358)
Net loss attributable to common stockholders	$(4,717)	$(609)	$(5,326)

Denominator:
Number of shares used in per common share calculations:	829,724	-	829,724

Net loss per common share:
Loss from continuing operations	$(2.84)	$-	$(3.58)
Deemed dividend and accretion of a discount	(2.84)	-	(2.84)
Net loss attributable to common stockholders	$(5.68)	$-	$(6.42)

Below are basic and diluted loss per share data for the three months ended June 30, 2018, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(2,181)	$(1,610)	$(3,791)
Income from discontinued operations	(131)	-	(131)
Deemed dividend and accretion of a discount	(7,334)	-	(7,334)
Net loss attributable to common stockholders	$(9,646)	$(1,610)	$(11,256)

Denominator:
Number of shares used in per common share calculations:	194,933	119,421	314,354

Net loss per common share:
Loss from continuing operations	$(11.19)	$-	$(12.06)
Loss from discontinued operations	(0.67)	-	(0.42)
Deemed dividend and accretion of a discount	(37.62)	-	(23.33)
Net loss attributable to common stockholders	$(49.48)	$-	$(35.81)

Below are basic and diluted loss per share data for the six months ended June 30, 2018, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(5,666)	$(362)	$(6,028)
Income from discontinued operations	(44)	-	(44)
Deemed dividend and accretion of a discount	(7,334)	-	(7,334)
Net loss attributable to common stockholders	$(13,044)	$(362)	$(13,406)

Denominator:
Number of shares used in per common share calculations:	154,545	-	154,545

Net loss per common share:
Loss from continuing operations	$(36.66)	$-	$(39.01)
Loss from discontinued operations	(0.28)	-	(0.28)
Deemed dividend and accretion of a discount	(47.46)	-	(47.46)
Net loss attributable to common stockholders	$(84.40)	$-	$(86.75)

3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$596	$624
Intermediate goods	9	-
WIP	76	47
Finished goods	-	5
	$681	$676

As of June 30, 2019, inventories totaling approximately $0.08 million and $0.6 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of June 30, 2019, that management estimates will be sold by June 30, 2020.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Trademarks	$50	$50
Less: accumulated amortization	(6)	(4)
	$44	$46

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of June 30, 2019 and December 31, 2018. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements as of June 30, 2019
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$956	$956

	Fair Value Measurements as of December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,566	$1,566

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended June 30, 2019 and 2018.

Common Stock Warrants
Balance at December 31, 2017	$(1,357)
Issuances of warrants classified as derivatives	(7,577)
Change in fair value	2,020
Exercise of warrants	565
Other, net	(212)
Balance at June 30, 2018	$(6,561)

Balance at December 31, 2018	$(1,566)
Change in fair value	610
Balance at June 30, 2019	$(956)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. At June 30, 2019 and December 31, 2018, approximately $0.9 million of the derivative liability was calculated using the Black-Scholes-Merton valuation model. At June 30, 2019 and December 31, 2018, no significant amount of the derivative liability was calculated using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Weighted-average risk-free interest rate	2.23%	2.51%
Weighted-average expected life (in years)	4.1	0.9
Expected dividend yield	-%	-%
Weighted-average expected volatility	68%	157%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Weighted-average risk-free interest rate	1.72%	2.46%
Weighted-average expected life (in years)	2.4	3.1
Expected dividend yield	-%	-%
Weighted average expected volatility	64%	68%

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

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Payroll and related expense	$413	$388
Resterilization and repackaging costs	344	344
Other	56	106
	$813	$838

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

North Stadium Term Loan – Related Party

On July 28, 2017, the Company entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The North Stadium Loan bore interest at 10% per annum and required the Company to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the North Stadium Loan was due and payable on July 28, 2018. The North Stadium Loan was secured by substantially all of the Company’s assets but was junior to security interest in assets encumbered by the Hercules Term Loan (see below). In connection with the North Stadium Loan the Company also issued North Stadium a warrant to purchase up to 1,834 shares of the Company’s common stock at a purchase price of $151.20 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which was being amortized as interest expense over the life of the term loan.

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

On January 3, 2018, the Hercules Term Loan and all amounts owing thereunder was assigned to MEF I and Anson Investments. See discussion above under “Hercules and MEF I, LP/Anson Investments Debt Exchange” for a more detailed description of that transaction.

8. Equity

Preferred Stock Conversion

From July through December of 2018, Series B Convertible Preferred shareholders of the Company converted 10,926 shares of Series B Convertible Preferred Stock into 569,966 shares of common stock.

During May 2018 and June 2018, Series B Convertible Preferred shareholders of the Company converted a total of 4,072 shares of Series B Convertible Preferred Stock into 102,886 shares of common stock.

During June 2019, Series B Convertible Preferred shareholders of the Company converted 3,337 shares of Series B Convertible Preferred Stock into 983,528 shares of common stock.

August 2018 Warrant Exercise

During August 2018, pursuant to the cashless exercise provision contained in their warrant, L2 Capital exercised its warrants and was issued 8,069 shares of common stock. The L2 Capital warrant is no longer outstanding.

July 2018 Warrant Exercise

During May 2018, the Company closed on a public offering, consisting of both convertible preferred stock and warrants. During July 2018, 998 of the warrants were exercised and converted into 998 shares of common stock.

May 2018 Warrant Exercise (July 2016 Warrants)

During March 2018, the Company repriced 27,733 warrants dated July 8, 2016, from $360 to $63.75 (for further description see Warrant Reprice March 2018 below). During May 2018, an additional 4,861 of the repriced warrants were exercised resulting in gross proceeds to the Company of $0.3 million.

May 2018 Unit Offering

On May 14, 2018, the Company closed on an underwritten public offering of units (“the Units”), consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million, which excludes underwriting discounts and commissions and offering expenses payable by SINTX. The offering was priced at a public offering price of $1,000 per unit. Each unit consisted of one share of Series B Convertible Preferred Stock, with a stated value of $1,100, and warrants to purchase up to 25 shares of common stock (the “May 2018 Warrants”). The May 2018 Warrants are initially exercisable at an exercise price of $48 per share and expire 5 years from the date of issuance. The Series B Preferred Stock is convertible into shares of common stock by dividing the stated value of $1,100 by: (i) for the first 40 trading days following the closing of this offering, $43.54 (the “Conversion Price”), (ii) after 40 trading days but prior to the 81st trading day, the lesser of  (a) the Conversion Price and (b) 87.5% of the lowest volume weighted average price for our Common Stock as reported at the close of trading on the market reporting trade prices for the Common Stock during the five trading days prior to the 41st trading day, and (iii) after 80 trading days, the lesser of  (a) the Conversion Price and (b) 87.5% of the lowest volume weighted average price for our Common Stock as reported at the close of trading on the market reporting trade prices for the Common Stock during the five trading days prior to the date of the notice of conversion. In the case of (ii)(b) and (iii)(b) above, the share price shall not be less than $2.94 (the “Floor Price”). Each of the Conversion Price and Floor Price is subject to adjustment in certain circumstances.

The Company raised $15.0 million associated with the issuance of the Units, with $6.8 million, net of issuance costs of $0.6 million, allocated to the preferred stock and $6.9 million, net of issuance costs of $0.7 million, allocated to the warrants. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed approximately $0.7 million of issuance costs. The 15,000 preferred shares were initially convertible into 378,997 shares of common stock and had an effective conversion rate of $43.50 per share based on the proceeds that were allocated to them. The conversion price was adjusted to $19.63, effective July 12, 2018, and was adjusted again on September 7, 2018 to $14.40. During the months ended June 30, 2019 the conversion price was adjusted down on several occasions and ultimately settled at $2.94 as of June 30, 2019.

Warrant Reprice March 2018

During the six months ended June 30, 2018 the Company entered into a warrant amendment agreement (the “Amendment Agreement”) with certain holders of previously issued Series E Common Stock Purchase Warrants (collectively, “Investors”). In connection with that certain Series E Common Stock Purchase Warrant between the Company and Investors dated July 8, 2016, the Company issued to Investors warrants to purchase up to 27,733 shares of common stock (the “Warrant Shares”) at an exercise price of $360.00 per share, (the “Investors Warrants”). Under the terms of the Amendment Agreement, in consideration of Investors exercising 22,279 of the Investors Warrants (the “Warrant Exercise”), the exercise price per share of the Investors Warrants was reduced to $63.75 per share. 22,278 of the Investors Warrants were exercised resulting in gross proceeds to the Company of $1.4 million before payment of placement agent fees and costs. In addition, and as further consideration, the Company issued to Investors new warrants to purchase up to the number of shares of common stock equal to 100% of the number of Warrant Shares issued pursuant to the Warrant Exercise at an exercise price per share equal to $60.00 per share.

June 2019 ATM Stock Offerings

During June 2019 the Company entered into an ATM equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $1.6 million. The Company sold 144,415 shares in June of 2019 raising approximately $0.4 million net of issuance cost of $0.1 million. The Company is eligible to raise an additional $1.1 million under this offering.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the six months ended June 30, 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2018	377	$7,653	6.0	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of June 30, 2019	377	$7,653	5.8	$-
Exercisable as of June 30, 2019	371	$7,551	6.3	$-
Expected to vest as of June 30, 2019	377	$7,653	5.5	$-

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

11. Note Receivable

On October 1, 2018, the Company completed the sale of its spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable on October 1, 2021. The note receivable includes an imputed interest rate of 10%, which totaled $915,725 as of October 31, 2018, and has a 36-month amortization. As of June 30, 2019, the net carrying value of the note receivable was approximately $4.3 million.

12. Discontinued Operations

As explained in Note 1, on October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical. The gain on the sale of the retail spine business is estimated to approximate $1.4 million, which was recognized during the quarter ended December 31, 2018.

The Company and CTL Medical entered in an asset purchase agreement whereby CTL Medical agreed to acquire all of the Company’s commercial spine business for total consideration of $8.5 million, which includes a $6.0 million (including interest) note receivable (See Note 7) and CTL Medical’s assumption of the Company’s $2.5 million related party note payable to North Stadium (see Note 11). As a result of the closing, CTL Medical is now the exclusive owner of SINTX’s portfolio of metal and silicon nitride spine products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. The Company has agreed to pay the cost, if any, to re-sterilize and re-package select silicon nitride spinal inventories sold to CTL Medical if the sterilization date expires prior to CTL Medical selling the inventories to a third-party customer. This agreement extends for a total of 24 months, ending on September 30, 2020. The Company estimates the sterilization and repackaging cost to approximate $0.5 million. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company in Salt Lake City. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

Operating results related to discontinued operations consisted of the following for the six months ended June 30, 2018:

Six Months Ended
June 30, 2018
Product revenue	$4,330
Costs of revenue	1,045
Gross profit	3,285
Operating expenses:
Research and development	717
General and administrative	348
Sales and marketing	2,264
Total operating expenses	3,329
Loss from discontinued operations	$(44)

During the three and six months ended June 30, 2018, the Company only recorded product revenues and cost of revenues related to the spine business. Because of the sale of the retail spine business to CTL Medical, all product revenues and costs of product revenues for this period has been removed from the condensed consolidated statements of operations.

13. Leases

The Company leases office, warehouse and manufacturing space under a single operating lease, which lease originally expired during 2019 (see Note 1 under Accounting Pronouncements Adopted During the Quarter Ended June 30, 2019). On June 7, 2019, the lease was amended to extend the rental period through 2024 and reduce the amount of space leased from 54,428 square feet to 29,534 square feet. The new rent is effective the earlier of January 1, 2020 or when the Company vacates the portion of the property that will not be part of the new lease. The amended lease has two five-year extension options. As of June 30, 2019, the operating lease right-of-use asset totaled approximately $2.5 million and the operating lease liability totaled approximately $2.6 million. Non-cash operating lease expense during the six months ended June 30, 2019, totaled approximately $0.171 million. As of June 30, 2019, the weighted-average discount rate for the Company’s operating lease totaled 6.5%. During the three months ended June 30, 2019, the Company recorded a loss of approximately $0.12 million in association with the lease amendment.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

Operating lease future minimum payments together with the present values as of June 30, 2019, are summarized as follows:

June 30, 2019
2019	$490
2020	494
2021	509
2022	525
2023	540
Thereafter	556
Total future minimum lease payments	3,114
Less amounts representing interests	(477)
Present value of lease liability	2,637

Current-portion of operating lease liability	587
Long-term portion operating lease liability	$2,050

14. Subsequent Events

Reverse Stock Split

On July 26, 2019 the Company effected a 1 for 30 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock shares, equivalents, and per-share amounts for all periods presented in these consolidated financial statements prior to July 26, 2019 have been adjusted retroactively to reflect the reverse stock split.

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

Overview

We are an OEM ceramics company that develops and commercializes silicon nitride for medical and non-medical applications. The core strength of SINTX Technologies is the manufacturing, research, and development of silicon nitride ceramics for external partners. We believe that silicon nitride has a superb combination of properties that make it ideally suited for long-term human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers- all of which have well-known practical limitations and disadvantages. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial and viral infection, ease of diagnostic imaging, resistance to corrosion, and superior strength and fracture resistance, among other advantages, all of which claims are validated in our large and growing inventory of peer-reviewed, published literature reports. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

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

We believe that silicon nitride addresses many of the biomaterial-related limitations in fields such as hip and knee replacements, dental and maxillofacial implants, sports medicine, extremities, and trauma surgery. We further believe that the inherent material properties of silicon nitride, and the ability to formulate the material in a variety of compositions, combined with precise control of the surface properties of the material, opens up a number of commercial opportunities across orthopedic surgery, neurological surgery, maxillofacial surgery, other medical disciplines, as well as commodity items such as industrial fasteners, bushings, and valves to addressing more complex demands of hypersonic missile radomes, aerospace, air-conditioning systems, beverage dispensers, touch-screen glass, and agribusiness fungicides.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation for certain members of our executive team and other personnel employed in finance, compliance, administrative, information technology, customer service, executive and human resource departments. General and administrative expenses also include other expenses not part of the other cost categories mentioned above, including facility expenses and professional fees for accounting and legal services.

RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Product revenue	$167	$-	$167	100%	$264	$-	$264	100%
Cost of revenue	133	-	133	100%	212	-	212	100%
Gross profit	34	-	34	100%	52	-	52	100%
Gross profit %	20%	-%	20%	100%	20%	0%	20%	100%

Operating expenses:
Research and development	836	956	(120)	-13%	1,554	1,833	(279)	-15%
General and administrative	615	935	(320)	-34%	1,586	2,242	(656)	-29%
Sales and marketing	105	11	94	869%	164	58	106	184%
Total operating expenses	1,556	1,902	(347)	-18%	3,304	4,133	(829)	-20%
Loss from operations	(1,522)	(1,902)	380	-20%	(3,252)	(4,133)	881	-21%
Other income (expense)	792	(279)	1,071	384%	893	(1,533)	2,426	158%
Net loss before taxes	(730)	(2,181)	1,451	-67%	(2,359)	(5,666)	3,307	58%
Provision for income taxes	-	-	-		-	-	-
Loss – continuing	(730)	(2,181)	1,451	-67%	(2,359)	(5,666)	3,307	58%
Loss – discontinued	-	(131)	131	-100%	-	(44)	44	-100%
Net loss	$(730)	$(2,312)	$1,582	68%	$(2,359)	$(5,710)	$3,351	59%

Product Revenue

For the three months ended June 30, 2019, total product revenue was $0.2 million as compared to $0.0 million in the same period 2018, an increase of $0.2 million, or 100%. This increase was due to the sale of the retail spine business in October 2018 and the related restatement of revenues for the three months ended June 30, 2018 to $0.0 million as a result of the discontinued operations.

For the six months ended June 30, 2019, total product revenue was $0.3 million as compared to $0.0 million in the same period 2018, an increase of $0.3 million, or 100%. This increase was due to the sale of the retail spine business in October 2018 and the related restatement of revenues for the six months ended June 30, 2018 to $0.0 million as a result of the discontinued operations.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2019, our cost of revenue increased $0.1 million, or 100%, as compared to the same period in 2018. Gross profit increased $0.03 million and gross margin percentage increased by 100%. Both increases are due to the discontinued operations treatment and the related sale of the retail spine business in October 2018.

For the six months ended June 30, 2019, our cost of revenue increased $0.2 million, or 100%, as compared to the same period in 2018. Gross profit increased $0.05 million and gross margin percentage increased by 100%. Both increases are due to the discontinued operations treatment and the related sale of the retail spine business in October 2018.

Research and Development Expenses

For the three months ended June 30, 2019, research and development expenses decreased $0.1 million, or 13%, as compared to the same period in 2018. This decrease was primarily attributable to a decrease in payroll related expenses of $0.1 million.

For the six months ended June 30, 2019, research and development expenses decreased $0.3 million, or 15%, as compared to the same period in 2018. This decrease was primarily attributable to a decrease in payroll related expenses of $0.3 million.

General and Administrative Expenses

For the three months ended June 30, 2019, general and administrative expenses decreased $0.3 million, or 34%, as compared to the same period in 2018. This decrease was primarily attributable to a decrease in accounting expenses of $0.1 million, legal fees of $0.1 million, and other expenses of $0.1 million.

For the six months ended June 30, 2019, general and administrative expenses decreased $0.7 million, or 29%, as compared to the same period in 2018. This decrease was primarily attributable to a decrease in accounting expenses of $0.2 million, legal fees of $0.2 million and other expenses of $0.3 million.

Sales and Marketing Expenses

For the three months ended June 30, 2019, sales and marketing expenses increased $0.1 million, or 869%, as compared to the same period in 2018. This increase was primarily attributable to an increase in payroll related expenses of $0.1 million.

For the six months ended June 30, 2019, sales and marketing expenses increased $0.1 million, or 184%, as compared to the same period in 2018. This increase was primarily attributable to an increase in payroll related expenses of $0.1 million.

Other Expense, Net

For the three months ended June 30, 2019, other income increased $1.1 million, or 384%, as compared to the same period in 2018. This increase was primarily due to a decrease in interest expense of $0.8 million, a decrease in offering costs of $0.7 million, and increase in interest income of $0.1 million, all offset by the change in the fair value of the derivative liabilities in the amount of $0.5 million.

For the six months ended June 30, 2019, other income increased $2.4 million, or 158%, as compared to the same period in 2018. This increase was primarily due to a decrease in the loss on the extinguishment of derivative liabilities of $1.3 million, the decrease in interest expense of $1.3 million, the decrease in the loss on extinguishment of debt of $0.3 million and the increase in interest income of $0.1 million, , a decrease in offering costs of $0.7 million, and an increase of $0.1 million on other miscellaneous accounts, all offset by the change in the fair value of the derivative liabilities in the amount of $1.4 million.

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

For the six months ended June 30, 2019 and 2018, the Company incurred net losses from continuing operations of approximately $2.4 million and $5.7 million, respectively, and used cash in continuing operations of approximately $3.0 million and $5.5 million, respectively. The Company had an accumulated deficit of approximately $232 million and $229 million as of June 30, 2019 and December 31, 2018, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering. In March 2018, the Company closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs on a warrant reprice and exercise transaction. Additionally, on May 14, 2018, the Company closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company. On June 4, 2019, we entered into an Equity Distribution Agreement, (the “Distribution Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock, having an aggregate offering price of up to $1.6 million through Maxim, as agent (the “ATM Offering”). Subject to the terms and conditions of the Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on our instructions. We have no obligation to sell any of the shares and may at any time suspend offers under the Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of Shares having an aggregate offering price of $1.6 million, (ii) the termination by either Maxim or us upon the provision of fifteen (15) days written notice, or (iii) June 4, 2020. We agreed to pay Maxim a transaction fee at a fixed rate of 4.25% of the gross sales price of shares sold under the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. During the three months ended June 30, 2019 the Company raised $0.4 million, net of fees through the issuance of 144,415 shares of common stock under the Distribution Agreement with Maxim. The Company is eligible to raise an additional $1.1 million under this offering. In addition, the Company converted 3,337 shares of preferred stock into 983,528 shares of common stock. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options for a public offering of the Company’s preferred or common stock. On October 1, 2018, the Company sold the retail spine business. This sale will continue to provide cash flows from July 2019 totaling $1.4 million over the next ten months and $3.5 million for the following eighteen months. The buyer also assumed the Company’s $2.5 million related party note payable.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities – continuing operations	$(2,979)	$(5,532)
Net cash used in operating activities – discontinued operations	-	(402)
Net cash used in operating activities	(2,979)	(5,934)
Net cash provided by (used in) investing activities – continuing operations	680	(50)
Net cash used in investing activities – discontinued operations	-	(107)
Net cash provided by (used in) investing activities	680	(157)
Net cash provided by (used in) financing activities	44	14,386
Net decrease in cash used	$(2,255)	$8,295

Net Cash Used in Operating Activities

Net cash used in operating activities – continuing operations decreased $2.6 million to $3.0 million during the three months ended June 30, 2019, as compared to $5.5 million for the same period in 2018. The decrease in net cash used in operating activities – continuing operations is due to the decrease in the net loss and related non-cash add backs to the net loss during the six months ended June 30, 2019 as compared to the same period in 2018.

Net Cash Provided by Investing Activities

Net cash provided by investing activities – continuing operations increased $0.7 million to $0.7 million during the six months ended June 30, 2019, compared to net cash used in investing activities – continuing operations of $0.05 million for the same period in 2018. The increase in cash provided by investing activities – continuing operations during 2019 was primarily due to a $0.7 million increase in proceeds from notes receivable.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $0.04 million during the six months ended June 30, 2019, compared to net cash provided by financing activities of $14.4 million during the same period in 2018. The $14.3 million decrease was primarily attributable to the $1.6 million net decrease in proceeds received from the exercise of common stock warrants, a decrease in proceeds from the issuance of debt of $0.7 million, a decrease in proceeds from capital offerings of $14.0 million, a $0.4 million increase in the payments of operating lease obligations, all offset by and a $2.3 million increase in payments for debt extinguishments.

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

North Stadium Term Loan – Related Party

On July 28, 2017, the Company entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The North Stadium Loan bore interest at 10% per annum and required the Company to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the North Stadium Loan was due and payable on July 28, 2018. The North Stadium Loan was secured by substantially all of the Company’s assets but was junior to security interest in assets encumbered by the Hercules Term Loan (see below). In connection with the North Stadium Loan the Company also issued North Stadium a warrant to purchase up to 1,834 shares of the Company’s common stock at a purchase price of $151.20 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which was being amortized as interest expense over the life of the term loan.

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

On January 3, 2018, the Hercules Term Loan and all amounts owing thereunder was assigned to MEF I and Anson Investments. See discussion above under the heading “Hercules and MEF I, LP/Anson Investments Debt Exchange”

for a more detailed description of that transaction.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as referenced in New Accounting Pronouncements below, no material changes to significant accounting policies were made during the six months ended June 30, 2019. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2019. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

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

Notwithstanding the identified material weaknesses, the Company believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Equity Distribution Agreement, dated as of June 4, 2019, by and between SINTX Technologies, Inc and Maxim Group LLC		Form 8-K (Exhibit 10.1)	06/04/19	001-33624

10.2	Amendment to Centrepointe Business Park Lease Agreement, dated June 7, 2019, between SINTX Technologies, Inc. and Centrepointe Properties, LLC.		Form 8-K (Exhibit 10.1)	06/10/19	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc. (previously known as Amedica Corporation)

Date: August 13, 2019	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

