Form 10-Q
period 2019-09-30
Sintx Technologies, Inc.
filed 2019-11-13
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

2,434,008 shares of common stock, $0.01 par value, were outstanding at November 12, 2019.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$2,926	$5,447
Trade accounts receivable, net of allowance of $0 and $56, respectively	113	263
Prepaid expenses and other current assets	137	171
Inventories, net	86	52
Notes receivable, current portion	1,603	1,084
Total current assets	4,865	7,017

Inventories, net	625	624
Property and equipment, net	207	124
Intangible assets, net	43	46
Long-term note receivable, net of current portion	2,383	3,669
Operating lease right-of-use-asset	2,440	-
Other long-term assets	35	35
Total assets	$10,598	$11,515

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$166	$301
Accrued liabilities	1,066	838
Derivative liabilities, current portion	317	1,062
Current portion of operating lease liability	475	169
Current portion of debt	6	-
Other current liabilities	23	10
Total current liabilities	2,053	2,380

Operating lease liability, net of current portion	1,959	-
Derivative liabilities, net of current portion	452	504
Long term debt	15	-
Other long-term liabilities	91	232
Total liabilities	4,570	3,116

Commitments and contingencies	-	-

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 249 shares and 4,074 shares issued and outstanding at September 30, 2019 and December 31, 2018.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 2,363,991 shares, and 726,455 shares issued and outstanding at September 30, 2019 and December 31, 2018.	24	7
Additional paid-in capital	239,090	237,673
Accumulated deficit	(233,086)	(229,281)
Total stockholders’ equity	6,028	8,399
Total liabilities and stockholders’ equity	$10,598	$11,515

The condensed consolidated balance sheet as of December 31, 2018, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue	$173	$-	$437	$-
Costs of revenue	151	-	364	-
Gross profit	22	-	73	-
Operating expenses:
Research and development	869	549	2,557	2,383
General and administrative	714	654	2,166	2,912
Sales and marketing	139	-	303	42
Goodwill impairment	-	6,162	-	6,162
Total operating expenses	1,722	7,365	5,026	11,499
Loss from operations	(1,700)	(7,365)	(4,953)	(11,499)
Other income (expenses):
Interest expense	(1)	(83)	(3)	(1,367)
Interest income	111	-	349	-
Change in fair value of derivative liabilities	144	4,480	754	6,500
Loss on extinguishment of debt	-	-	-	(340)
Offering costs	-	-	-	(682)
Loss on extinguishment of derivative liabilities	-	-	-	(1,252)
Other income, net	-	1	48	6
Total other income, net	254	4,398	1,148	2,865
Net loss from continuing operations before income taxes	(1,446)	(2,967)	(3,805)	(8,634)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(1,446)	(2,967)	(3,805)	(8,634)
Loss from discontinued operations	-	(280)	-	(324)
Net loss	(1,446)	(3,247)	(3,805)	(8,958)
Deemed dividend related to the beneficial conversion feature and accretion of a discount on series B preferred stock	(345)	(6,353)	(2,703)	(13,686)
Net loss attributable to common stockholders	$(1,791)	$(9,600)	$(6,508)	$(22,644)
Net loss per share – basic and diluted
Basic – continuing operations	$(0.68)	$(7.09)	$(3.00)	$(35.45)
Basic – discontinued operations	-	(0.67)	-	(1.33)
Basic - deemed dividend and accretion of a discount on conversion of series B preferred stock	(0.16)	(15.17)	(2.13)	(56.20)
Basic – attributable to common stockholders	$(0.84)	$(22.93)	$(5.13)	$(92.98)

Diluted – continuing operations	$(0.75)	$(17.80)	$(3.59)	$(49.53)
Diluted – discontinued operations	-	(0.67)	-	(1.07)
Diluted - deemed dividend and accretion of a discount on conversion of series B preferred stock	(0.16)	(15.17)	(2.13)	(45.10)
Diluted – attributable to common stockholders	$(0.91)	$(33.64)	$(5.72)	$(95.70)
Weighted average common shares outstanding:
Basic	2,127,293	418,638	1,269,106	243,543
Diluted	2,127,293	418,692	1,269,106	303,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	-	$-	100,935	$1	$226,070	$(220,629)	$5,442
Common stock issued from exercise of warrants	-	-	36,205	-	1,653	-	1,653
Issuance of common stock in exchange for reduction in debt	-	-	19,348	-	1,453	-	1,453
Issuance of preferred stock from offering, net of issuance costs	15,000	-	-	-	6,748	-	6,748
Warrants issued in association with debt	-	-	-	-	98	-	98
Loss on extinguishment of derivative liabilities	-	-	-	-	1,040	-	1,040
Deemed dividend related to adjustment of the exercise price of warrants issued with debt	-	-	-	-	(9)	-	(9)
Accretion of change in warrant exercise price	-	-	-	-	9	-	9
Common stock issued due to conversion of preferred stock	(10,598)	-	544,911	5	(5)	-	-
Accretion of convertible preferred stock discount	-	-	-	-	13,687	-	13,687
Deemed dividend related to the issuance of preferred stock	-	-	-	-	(13,687)	-	(13,687)
Extinguishment of derivative liabilities	-	-	-	-	575	-	575
Stock-based compensation	-	-	-	-	39	-	39
Net loss	-	-	-	-	-	(8,958)	(8,958)
Balance at September 30, 2018	4,402	$-	701,399	$6	$237,671	$(229,587)	$8,090

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	4,074	$-	726,455	$7	$237,673	$(229,281)	$8,399
Common stock issued from exercise of warrants	-	-	35,874	-	103	-	103
Common stock issued due to conversion of preferred stock	(3,825)	-	1,143,784	12	(12)	-	-
Stock based compensation	-	-	-	-	2	-	2
Common stock issued for cash	-	-	457,878	5	1,280	-	1,285
Removal of derivative liability upon exercise of warrant	-	-	-	-	44	-	44
Net loss	-	-	-	-	-	(3,805)	(3,805)
Balance at September 30, 2019	249	$-	2,363,991	$24	$239,090	$(233,086)	$6,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities
Net loss from continuing operations	$(3,805)	$(8,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	79	75
Non-cash lease expense	264	-
Amortization of intangible assets	4	-
Amortization of lease incentive for tenant improvements	-	25
Non-cash interest income	(344)	-
Non-cash interest expense	-	956
Loss on extinguishment of debt	-	340
Stock based compensation	2	40
Change in fair value of derivative liabilities	(754)	(6,500)
Loss on extinguishment of derivative liabilities	-	1,252
Loss on disposal of equipment	-	54
Loss on impairment of goodwill	-	6,162
Bad debt expense	(3)	-
Changes in operating assets and liabilities:
Trade accounts receivable	154	-
Prepaid expenses and other current assets	33	(246)
Inventories	(35)	(47)
Accounts payable and accrued liabilities	83	(899)
Net cash used in operating activities - continuing operations	(4,322)	(7,746)
Net cash used in operating activities - discontinued operations	-	(207)
Net cash used in operating activities	(4,322)	(7,953)
Cash flows from investing activities
Purchase of property and equipment	(141)	(152)
Proceeds from notes receivable, net of imputed interest	1,111	-
Proceeds from sale of property and equipment	-	8
Purchase of intangible asset	-	(50)
Net cash used in investing activities	970	(194)
Cash flows from financing activities
Proceeds from issuance of stock in connection with exercise of warrants, net of issuance costs	103	1,652
Proceeds from issuance of common stock, net of fees ($245)	1,285	-
Proceeds from issuance of preferred stock, net of issuance costs ($668)	-	6,749
Proceeds from issuance of warrant derivative liabilities, net of issuance costs ($682)	-	7,577
Payments on operating lease liability	(557)	-
Proceeds from issuance of debt	-	705
Payments on debt	-	(2,282)
Net cash provided by financing activities	831	14,401
Net increase (decrease) in cash and cash equivalents	(2,521)	6,254
Cash and cash equivalents at beginning of period	5,447	539
Cash and cash equivalents at end of period	$2,926	$6,793

Noncash investing and financing activities
Right-of-use assets and assumption of operating lease liability	$2,704	$-
Reduction of derivative liability due to exercise of warrants	44	-
Hercules and MEF I, LP/Anson Investments Debt Exchange	-	2,265
Issuance of common stock in exchange for reduction in debt	-	1,453
Extinguishment of derivative liabilities through exercise of warrants	-	565
Warrants issued in association with debt	-	98
Issuance of debt for equipment	21	-
Supplemental cash flow information
Cash paid for interest	$2	$405

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company and its wholly owned subsidiary, ST Sub, Inc. All material intercompany transactions and balances have been eliminated in consolidation. SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 11, 2019. The results of operations for the nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

For the nine months ended September 30, 2019 and 2018, the Company incurred net losses from continuing operations of approximately $3.8 million and $8.6 million, respectively, and used cash in continuing operations of approximately $4.3 million and $7.7 million, respectively. The Company had an accumulated deficit of approximately $233 million and $229 million as of September 30, 2019 and December 31, 2018, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

The Company is actively generating additional scientific and clinical data confirming the beneficial attributes of silicon nitride and intends to publish the results in leading industry publications. The unique features of the Company’s silicon nitride material are not well known, and the Company believes that the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications.

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. In March 2018, the Company closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs on a warrant reprice and exercise transaction. Additionally, on May 14, 2018, the Company closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company. On June 4, 2019, the Company entered into an Equity Distribution Agreement, (the “Distribution Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of its common stock, having an aggregate offering price of up to $1.6 million through Maxim, as agent (the “ATM Offering”). On September 12, 2019, the Company entered into an amendment to the Distribution Agreement with Maxim, which increased the maximum aggregate offering price of the shares of the Company’s common stock from $1.6 million to $2.5 million. Subject to the terms and conditions of the Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on the Company’s instructions. The Company has no obligation to sell any of the shares and may at any time suspend offers under the Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of Shares having an aggregate offering price of $2.5 million, (ii) the termination of the Distribution Agreement by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) September 12, 2020. The Company agrees to pay Maxim a transaction fee at a fixed rate of 4.25% of the gross sales price of shares sold under the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2019 the Company raised approximately $1.3 million, net of fees, through the issuance of 457,878 shares of common stock under the Distribution Agreement with Maxim. The Company is eligible to raise an additional $1.2 million under this offering. In addition, during the nine months ended September 30, 2019, the Company converted 3,825 shares of preferred stock into 1,143,784 shares of common stock. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options for a public offering of the Company’s preferred or common stock. On October 1, 2018, the Company sold the retail spine business. This sale will continue to provide cash flows from November 2019 totaling $1.0 million over the next seven months and $3.5 million for the following 18 months. The buyer also assumed the Company’s $2.5 million related party note payable.

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

Accounting Pronouncements Adopted During the Nine Months Ended September 30, 2019

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

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new guidance effective January 1, 2019 (see Note 13), using the modified retrospective approach. Adoption of the new guidance resulted in the Company being required to record an additional operating lease right-of-use asset totaling approximately $0.7 million and liability totaling approximately $0.9 million (with $0.7 million incremental to adoption of the new guidance) on the date of adoption. Subsequent to the initial adoption of the new standard the Company amended the lease (see Note 13). The standard did not materially impact the consolidated net loss and had no impact on cash flows.

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

Reclassification

Certain reclassifications were made to the nine months ended September 30, 2018, Statement of Operations to conform to the presentation for the nine months ended September 30, 2019, Statement of Operations. Research and development expenses in 2018 increased by $0.4, million offset by a decrease in general and administrative expenses by the same amount. The reclassification did not affect the 2018 net loss.

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock, warrants for the purchase of common stock and stock options. The Company had potentially dilutive securities, totaling approximately 0.5 million and 0.8 million as of September 30, 2019 and 2018, respectively.

Below are basic and diluted loss per share data for the three months ended September 30, 2019, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(1,446)	$(144)	$(1,590)
Deemed dividend and accretion of a discount	(345)	-	(345)
Net loss attributable to common stockholders	$(1,791)	$(144)	$(1,935)

Denominator:
Number of shares used in per common share calculations:	2,127,293	-	2,127,293

Net loss per common share:
Loss from continuing operations	$(0.68)	$(0.07)	$(0.75)
Deemed dividend and accretion of a discount	(0.16)	-	(0.16)
Net loss attributable to common stockholders	$(0.84)	$(0.07)	$(0.91)

Below are basic and diluted loss per share data for the nine months ended September 30, 2019, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(3,805)	$(753)	$(4,558)
Deemed dividend and accretion of a discount	(2,703)	-	(2,703)
Net loss attributable to common stockholders	$(6,508)	$(753)	$(7,261)

Denominator:
Number of shares used in per common share calculations:	1,269,106	-	1,269,106

Net loss per common share:
Loss from continuing operations	$(3.00)	$(0.59)	$(3.59)
Deemed dividend and accretion of a discount	(2.13)	-	(2.13)
Net loss attributable to common stockholders	$(5.13)	$(0.59)	$(5.72)

Below are basic and diluted loss per share data for the three months ended September 30, 2018, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(2,967)	$(4,485)	$(7,452)
Income from discontinued operations	(280)	-	(280)
Deemed dividend and accretion of a discount	(6,353)	-	(6,353)
Net loss attributable to common stockholders	$(9,600)	$(4,485)	$(14,085)

Denominator:
Number of shares used in per common share calculations:	418,638	54	418,692

Net loss per common share:
Loss from continuing operations	$(7.09)	$(10.71)	$(17.80)
Loss from discontinued operations	(0.67)	-	(0.67)
Deemed dividend and accretion of a discount	(15.17)	-	(15.17)
Net loss attributable to common stockholders	$(22.93)	$(10.71)	$(33.64)

Below are basic and diluted loss per share data for the nine months ended September 30, 2018, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(8,634)	$(6,396)	$(15,030)
Income from discontinued operations	(324)	-	(324)
Deemed dividend and accretion of a discount	(13,686)	-	(13,686)
Net loss attributable to common stockholders	$(22,644)	$(6,396)	$(29,040)

Denominator:
Number of shares used in per common share calculations:	243,543	59,933	303,476

Net loss per common share:
Loss from continuing operations	$(35.45)	$(14.08)	$(49.53)
Loss from discontinued operations	(1.33)	0.26	(1.07)
Deemed dividend and accretion of a discount	(56.20)	11.10	(45.10)
Net loss attributable to common stockholders	$(92.98)	$(2.72)	$(95.70)

3. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$625	$624
Intermediate goods	16	-
WIP	70	47
Finished goods	-	5
	$711	$676

As of September 30, 2019, inventories totaling approximately $0.1 million and $0.6 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of September 30, 2019, that management estimates will be sold by September 30, 2020.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Trademarks	$50	$50
Less: accumulated amortization	(7)	(4)
	$43	$46

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of September 30, 2019 and December 31, 2018. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements as of September 30, 2019
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$769	$769

	Fair Value Measurements as of December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,566	$1,566

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2019 and 2018.

Common Stock Warrants
Balance at December 31, 2017	$(1,357)
Issuances of warrants classified as derivatives	(7,577)
Change in fair value	6,500
Exercise of warrants	575
Other, net	(212)
Balance at September 30, 2018	$(2,071)

Balance at December 31, 2018	$(1,566)
Change in fair value	754
Exercise of warrants	44
Other, net	(1)
Balance at September 30, 2019	$(769)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. At September 30, 2019 and December 31, 2018, approximately $0.8 million and $1.6 million, respectively, of the derivative liability was calculated using the Black-Scholes-Merton valuation model. At September 30, 2019 and December 31, 2018, no significant amount of the derivative liability was calculated using the Monte Carlo Simulation valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Weighted-average risk-free interest rate	1.56%	2.51%
Weighted-average expected life (in years)	3.61	0.9
Expected dividend yield	-%	-%
Weighted-average expected volatility	64%	157%

The assumptions used in estimating the common stock warrant liability using the Monte Carlo Simulation valuation model at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Weighted-average risk-free interest rate	1.59%	2.46%
Weighted-average expected life (in years)	2.16	3.1
Expected dividend yield	-%	-%
Weighted average expected volatility	65%	68%

In addition, if any time after the second anniversary of the issuance of the warrant, both: (1) the 30-day volume weighted average price of the Company’s stock exceeds $594.00; and (2) the average daily trading volume for such 30-day period exceeds $126 million, the Company may call this warrant for $3.60 per share. For those warrants that have a call provision, management believes the Monte Carlo Simulation valuation model provides a better estimate of fair value for the warrants issued during 2018 and 2017 than the Black-Scholes-Merton valuation model.

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of debt approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Payroll and related expense	$454	$388
Resterilization and repackaging costs	365	344
Other	247	106
	$1,066	$838

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

Equipment Loan

In September of 2019 the Company entered into a debt arrangement with a finance company to purchase equipment. The debt balance at September 30, 2019, totaled $0.02 million. The debt incurs interest at 12%, is collateralized by the equipment and is payable in monthly payments of $0.001 million (including interest) over 36 months.

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

During the nine months ended September 30, 2019, Series B Convertible Preferred shareholders of the Company converted 3,825 shares of Series B Convertible Preferred Stock into 1,143,784 shares of common stock.

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

August 2019 Warrant Exercise (May 2018 Warrants)

During the nine months ended September 30, 2019, 35,874 warrants were exercised resulting in gross proceeds to the Company of approximately $0.1 million.

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

The Company raised $15.0 million associated with the issuance of the Units, with $6.8 million, net of issuance costs of $0.6 million, allocated to the preferred stock and $6.9 million, net of issuance costs of $0.7 million, allocated to the warrants. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed approximately $0.7 million of issuance costs. The 15,000 preferred shares were initially convertible into 378,997 shares of common stock and had an effective conversion rate of $43.50 per share based on the proceeds that were allocated to them. The conversion price was adjusted to $19.63, effective July 12, 2018, and was adjusted again on September 7, 2018 to $14.40. During the nine months ended September 30, 2019 the conversion price was adjusted down on several occasions and ultimately settled at $2.84 as of September 30, 2019.

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

2019 ATM Stock Offerings

During the nine months ended September 30, 2019, the Company entered into an ATM equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. The Company sold 457,878 shares during the nine months ended September 30, 2019, raising approximately $1.3 million net of issuance cost of $0.2 million. The Company is eligible to raise an additional $1.2 million under this offering.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the nine months ended September 30, 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2018	377	$7,653	6.0	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of September 30, 2019	377	$7,653	5.6	$-
Exercisable as of September 30, 2019	377	$7,653	5.6	$-

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

11. Note Receivable

On October 1, 2018, the Company completed the sale of its spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturity of the note receivable on October 1, 2021. The note receivable includes an imputed interest rate of 10%, which totaled $915,725 as of October 1, 2018, and has a 36-month amortization. As of September 30, 2019, the net carrying value of the note receivable was approximately $4.0 million.

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

13. Leases

The Company leases office, warehouse and manufacturing space under a single operating lease, which lease originally expired during 2019 (see Note 1 under Accounting Pronouncements Adopted During the Nine Months Ended September 30, 2019). On June 7, 2019, the lease was amended to extend the rental period through 2024 and reduce the amount of space leased from 54,428 square feet to 29,534 square feet. The new rent is effective the earlier of January 1, 2020 or when the Company vacates the portion of the property that will not be part of the new lease. The amended lease has two five-year extension options. As of September 30, 2019, the operating lease right-of-use asset totaled approximately $2.5 million and the operating lease liability totaled approximately $2.4 million. Non-cash operating lease expense during the nine months ended September 30, 2019, totaled approximately $0.3 million. As of September 30, 2019, the weighted-average discount rate for the Company’s operating lease totaled 6.5%. During the three months ended September 30, 2019, the Company recorded a loss of approximately $0.12 million in association with the lease amendment.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

Operating lease future minimum payments together with the present values as of September 30, 2019, are summarized as follows:

September 30, 2019
2019	$245
2020	494
2021	509
2022	525
2023	540
Thereafter	556
Total future minimum lease payments	2,869
Less amounts representing interests	(435)
Present value of lease liability	2,434

Current-portion of operating lease liability	475
Long-term portion operating lease liability	$1,959

14. Subsequent Events

On November 1, 2019, the Company filed a Form S-1 Registration Statement with the United States Securities and Exchange Commission to distribute to holders of the Company’s common stock, Series B Preferred Stock, and holders of our May 2018 Warrants, as of the Record Date, non-transferable Subscription Rights to purchase Units at a price of $1,000 per Unit. The Subscription Rights will not be tradable. Each Unit consists of one share of our Preferred Stock and yet to be decided number of Warrants. The common stock to be issued upon conversion of the Preferred Stock or exercise of the Warrants, like our existing shares of common stock, will be traded on the NASDAQ Capital Market under the symbol “SINT.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2018 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q and in other filings with the Securities and Exchange Commission we may make from time-to-time.

Overview

We are an OEM ceramics company that develops and commercializes silicon nitride for medical and non-medical applications. The core strength of SINTX Technologies is the manufacturing, research, and development of silicon nitride ceramics for external partners. We believe that silicon nitride has a superb combination of properties that make it ideally suited for long-term human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers, all of which have well-known practical limitations and disadvantages. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial and viral infection, ease of diagnostic imaging, resistance to corrosion, and superior strength and fracture resistance, among other advantages, all of which claims are validated in our large and growing inventory of peer-reviewed, published literature reports. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

We also believe that we are the first and only company to commercialize silicon nitride medical implants. Prior to October 1, 2018, we designed, manufactured and commercialized silicon nitride products for our own behalf in the spine implant market. Over 35,000 of our spinal implants manufactured with silicon nitride have been implanted into patients, with an excellent safety record. On October 1, 2018, we sold our spine implant business to CTL Medical and now manufacture spine implants made with silicon nitride for CTL Medical. Prior to selling our spine implant business to CTL Medical, we had received 510(k) regulatory clearance in the United States, a CE mark in Europe, ANVISA approval in Brazil, and ARTG and Prostheses approvals in Australia for a number of silicon nitride spine implant products designed for spinal fusion surgery. Spine implant products manufactured by us from silicon nitride are currently marketed and sold by CTL Medical under the Valeo® brand to surgeons and hospitals in the United States and to selected markets in Europe and South America. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. We are collaborating with CTL Medical to establish a commercial partner in Australia and also working with other partners to obtain regulatory approval for silicon nitride implants in Japan.

The sale of our spine implant business to CTL Medical enables us to now focus on our core competencies. These include research and development of silicon nitride and the design and manufacture of medical and nonmedical products manufactured from silicon nitride and other ceramic materials for our own account and in collaboration with other medical device manufacturers. We are targeting original equipment manufacturer (“OEM”) – including CTL Medical - and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as coating products with silicon nitride, hip and knee replacements, dental and maxillofacial implants, extremities, trauma, and sports medicine. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride, and we are uniquely positioned to convert existing, successful implant designs made by other companies into products manufactured with silicon nitride. OEM and private label partnerships allow us to work with a variety of partners, accelerate the adoption of silicon nitride, and realize incremental revenue at improved operating margins, when compared to the cost-intensive direct sales model.

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

Product Revenue

We derive our product revenue primarily from the manufacture and sale of spinal fusion products used in the treatment of spine disorders to CTL Medical, with whom we have a 10-year exclusive sales agreement in place. We are currently pursuing other sales opportunities for silicon nitride products outside the spinal fusion application. We generally recognize revenue from sales at the time the product is shipped. In general, our customers do not have any rights of return or exchange.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our condensed consolidated operating results for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change	2019	2018	Change	Change
Product revenue	$173	$-	$173	100%	$437	$-	$437	100%
Cost of revenue	151	-	151	100%	364	-	364	100%
Gross profit	22	-	22	100%	73	-	73	100%
Gross profit %	13%	-%	13%	100%	17%	0%	17%	100%

Operating expenses:
Research and development	869	549	320	58%	2,557	2,383	174	7%
General and administrative	714	654	60	9%	2,166	2,912	(746)	-26%
Sales and marketing	139	-	139	100%	303	42	261	621%
Goodwill Impairment	-	6,162	(6,162)	-100%	-	6,162	(6,162)	-100%
Total operating expenses	1,722	7,365	(5,643)	-77%	5,026	11,499	(6,473)	-56%
Loss from operations	(1,700)	(7,365)	5,665	-77%	(4,953)	(11,499)	6,546	-57%
Other income (expense)	254	4,398	(4,144)	-94%	1,148	2,865	(1,717)	-60%
Net loss before taxes	(1,446)	(2,967)	1,521	-51%	(3,805)	(8,634)	4,829	-56%
Provision for income taxes	-	-	-		-	-	-
Loss – continuing	(1,446)	(2,967)	1,521	-51%	(3,805)	(8,634)	4,829	-56%
Loss – discontinued	-	(280)	280	-100%	-	(324)	324	-100%
Net loss	$(1,446)	$(3,247)	$1,801	-55%	$(3,805)	$(8,958)	$5,153	-58%

Product Revenue

For the three months ended September 30, 2019, total product revenue was $0.2 million as compared to $0.0 million in the same period 2018, an increase of $0.2 million, or 100%. This increase was due to the sale of the retail spine business in October 2018 and the related restatement of revenues for the three months ended September 30, 2018 to $0.0 million as a result of the discontinued operations.

For the nine months ended September 30, 2019, total product revenue was $0.4 million as compared to $0.0 million in the same period 2018, an increase of $0.4 million, or 100%. This increase was due to the sale of the retail spine business in October 2018 and the related restatement of revenues for the nine months ended September 30, 2018 to $0.0 million as a result of the discontinued operations.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2019, our cost of revenue increased $0.2 million, or 100%, as compared to the same period in 2018. Gross profit increased $0.02 million and gross margin percentage increased by 100%. Both increases are due to the discontinued operations treatment and the related sale of the retail spine business in October 2018.

For the nine months ended September 30, 2019, our cost of revenue increased $0.4 million, or 100%, as compared to the same period in 2018. Gross profit increased $0.07 million and gross margin percentage increased by 100%. Both increases are due to the discontinued operations treatment and the related sale of the retail spine business in October 2018.

Research and Development Expenses

For the three months ended September 30, 2019, research and development expenses increased $0.3 million, or 58%, as compared to the same period in 2018. This increase was primarily attributable to an overall increase in R&D activity to support the Company’s strategic objective of developing new technologies and related products.

For the nine months ended September 30, 2019, research and development expenses increased $0.2 million, or 7%, as compared to the same period in 2018. This increase was primarily attributable to an overall increase in R&D activity to support the Company’s strategic objective of developing new technologies and related products.

General and Administrative Expenses

For the three months ended September 30, 2019, general and administrative expenses increased $0.1 million, or 9%, as compared to the same period in 2018. This increase is due to the increase in administrative related expenses to support the Company’s strategic objective of developing new technologies and related products

For the nine months ended September 30, 2019, general and administrative expenses decreased $0.7 million, or 26%, as compared to the same period in 2018. This decrease is due to the Company maintaining a lower overhead structure during the first half of 2019.

Sales and Marketing Expenses

For the three months ended September 30, 2019, sales and marketing expenses increased $0.1 million, or 100%, as compared to the same period in 2018. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

For the nine months ended September 30, 2019, sales and marketing expenses increased $0.3 million, or 621%, as compared to the same period in 2018. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Other Expense, Net

For the three months ended September 30, 2019, other income decreased $4.1 million, or 94%, as compared to the same period in 2018. This decrease was primarily due to a decrease in interest expense of $0.1 million and an increase in interest income of $0.1 million, offset by the change in the fair value of the derivative liabilities in the amount of $4.3 million.

For the nine months ended September 30, 2019, other income decreased $1.7 million, or 60%, as compared to the same period in 2018. This decrease was primarily due to the change in the fair value of the derivative liabilities in the amount of $5.8 million offset by the decrease in the loss on the extinguishment of derivative liabilities of $1.3 million, the decrease in interest expense of $1.4 million, the decrease in the loss on extinguishment of debt of $0.3 million and the increase in interest income of $0.3 million, a decrease in offering costs of $0.7 million, and an increase of $0.1 million on other miscellaneous accounts.

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

For the nine months ended September 30, 2019 and 2018, the Company incurred net losses from continuing operations of approximately $3.8 million and $8.6 million, respectively, and used cash in continuing operations of approximately $4.3 million and $7.7 million, respectively. The Company had an accumulated deficit of approximately $233 million and $229 million as of September 30, 2019 and December 31, 2018, respectively. To date, the Company’s operations have been principally financed by proceeds received from the issuance of preferred and common stock, convertible debt and bank debt and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operating activities or obtain additional financing is uncertain.

The Company is actively generating additional scientific and clinical data confirming the beneficial attributes of silicon nitride and intends to publish the results in leading industry publications. The unique features of the Company’s silicon nitride material are not well known, and the Company believes that the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications.

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. In March 2018, the Company closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs on a warrant reprice and exercise transaction. Additionally, on May 14, 2018, the Company closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company. On June 4, 2019, the Company entered into an Equity Distribution Agreement, (the “Distribution Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of its common stock, having an aggregate offering price of up to $1.6 million through Maxim, as agent (the “ATM Offering”). On September 12, 2019, the Company entered into an amendment to the Distribution Agreement with Maxim, which increased the maximum aggregate offering price of the shares of the Company’s common stock from $1.6 million to $2.5 million. Subject to the terms and conditions of the Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on the Company’s instructions. The Company has no obligation to sell any of the shares and may at any time suspend offers under the Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of Shares having an aggregate offering price of $2.5 million, (ii) the termination of the Distribution Agreement by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) September 12, 2020. The Company agrees to pay Maxim a transaction fee at a fixed rate of 4.25% of the gross sales price of shares sold under the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2019, the Company raised approximately $1.3 million, net of fees through the issuance of 457,878 shares of common stock under the Distribution Agreement with Maxim. The Company is eligible to raise an additional $1.2 million under this offering. In addition, during the nine months ended September 30, 2019, the Company converted 3,825 shares of preferred stock into 1,143,784 shares of common stock. The Company is engaged in discussions with investment and banking firms to examine financing alternatives, including options for a public offering of the Company’s preferred or common stock. On October 1, 2018, the Company sold the retail spine business. This sale will continue to provide cash flows from November 2019 totaling $1.0 million over the next seven months and $3.5 million for the following 18 months. The buyer also assumed the Company’s $2.5 million related party note payable.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities – continuing operations	$(4,322)	$(7,746)
Net cash used in operating activities – discontinued operations	-	(207)
Net cash used in operating activities	(4,322)	(7,953)
Net cash provided by investing activities	970	(194)
Net cash provided by financing activities	831	14,401
Net increase (decrease) in cash and cash equivalents	$(2,521)	$6,254

Net Cash Used in Operating Activities

Net cash used in operating activities – continuing operations decreased $3.4 million to $4.3 million during the nine months ended September 30, 2019, as compared to $7.7 million for the same period in 2018. The decrease in net cash used in operating activities – continuing operations is due to the decrease in the net loss and related non-cash add backs to the net loss during the nine months ended September 30, 2019 as compared to the same period in 2018.

Net Cash Provided by Investing Activities

Net cash provided by investing activities – continuing operations increased $1.2 million to $1.0 million during the nine months ended September 30, 2019, compared to net cash used in investing activities – continuing operations of $0.2 million for the same period in 2018. The increase in cash provided by investing activities – continuing operations during 2019 was primarily due to a $1.2 million increase in proceeds from notes receivable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.8 million during the nine months ended September 30, 2019, compared to net cash provided by financing activities of $14.4 million during the same period in 2018. The $13.6 million decrease was primarily attributable to the $1.6 million net decrease in proceeds received from the exercise of common stock warrants, a decrease in proceeds from the issuance of debt of $0.7 million, a decrease in proceeds from capital offerings of $13.0 million, $0.6 million increase in the payments of operating lease obligations, all offset by a $2.3 million increase in payments for debt extinguishments.

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

Equipment Loan

In September of 2019 the Company entered into a debt arrangement with a finance company to purchase equipment. The debt balance at September 30, 2019, totaled $0.02 million. The debt incurs interest at 12%, is collateralized by the equipment and is payable in monthly payments of $0.001 million (including interest) over 36 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as referenced in New Accounting Pronouncements below, no material changes to significant accounting policies were made during the nine months ended September 30, 2019. The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2019. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first and second quarter of 2019 we concluded the design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are always properly accounted for and reviewed in a timely manner. During the third quarter of 2019 this material weakness was remedied.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
10.1	Amendment to Equity Distribution Agreement, dated as of September 12, 2019, by and between SINTX Technologies, Inc. and Maxim Group LLC		Form 8-K (Exhibit 10.1)	09/12/19	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc. (previously known as Amedica Corporation)

Date: November 13, 2019	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

