Form 10-K
period 2019-12-31
Sintx Technologies, Inc.
filed 2020-03-26
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

(801) 839-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	SINT	The NASDAQ Capital Market

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $26,936,976.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 19, 2020 was 10,563,618.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. SINTX Technologies, Inc. (“we”, “us”, “ourselves”, “the Company”) has tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly and annual results, our ability to manage our growth, our ability to sustain our profitability, demand for our products, our ability to compete successfully, our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Unless otherwise indicated, all information contained in this Annual Report reflects a 1-for-15 reverse split of our common stock which was effected on January 25, 2016, a 1-for-12 reverse split which was effected on November 10, 2017, and a 1-for-30 reverse split which was effected on July 26, 2019.

PART I

ITEM 1.	BUSINESS

Overview – SINTX Technologies

We are an advanced materials company focused on providing ceramic based solutions in a variety of medical and industrial applications. To date, our primary focus has been the research, development and commercialization of medical implant products manufactured with silicon nitride. We believe that silicon nitride has a superb combination of properties that make it ideally suited for long-term human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers- all of which have well-known practical limitations and disadvantages. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial and viral infection, ease of diagnostic imaging, resistance to corrosion, and superior strength and fracture resistance, among other advantages, all of which claims are validated in our large and growing inventory of peer-reviewed, published literature reports. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

We also believe that we are the first and only company to commercialize silicon nitride medical implants. Prior to October 1, 2018, we designed, manufactured and commercialized silicon nitride products for our own behalf in the spine implant market. Over 35,000 of our spinal implants manufactured with silicon nitride have been implanted into patients, with an excellent safety record. On October 1, 2018, we sold our spine implant business to CTL Medical and now manufacture spine implants made with silicon nitride for CTL Medical. Prior to selling our spine implant business to CTL Medical, we had received 510(k) regulatory clearance in the United States, a CE mark in Europe, ANVISA approval in Brazil, and ARTG and Prostheses approvals in Australia for a number of silicon nitride spine implant products designed for spinal fusion surgery. Spine implant products manufactured by us from silicon nitride are currently marketed and sold by CTL Medical under the Valeo® brand to surgeons and hospitals in the United States and to selected markets in Europe and South America. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. We are collaborating with CTL Medical to establish commercial partners in other parts of the world and also working with other partners to obtain regulatory approval for silicon nitride implants in Japan.

The sale of our spine implant business to CTL Medical enables us to now focus on our core competencies. These core competencies are research and development of silicon nitride and the design and manufacture of medical and nonmedical products manufactured from silicon nitride and other ceramic materials for our own account and in collaboration with other manufacturers. We are targeting original equipment manufacturer (“OEM”) – including CTL Medical - and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as coating products with silicon nitride, hip and knee replacements, dental and maxillofacial implants, extremities, trauma, and sports medicine. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride, and we are uniquely positioned to convert existing, successful implant designs made by other companies into products manufactured with silicon nitride. OEM and private label partnerships allow us to work with a variety of partners, accelerate the adoption of silicon nitride, and realize incremental revenue at improved operating margins, when compared to the cost-intensive direct sales model.

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

Our grade of silicon nitride is of a very high quality and is well suited for a wide variety of applications that would benefit from its mechanical, thermal, and chemical properties. We have several commercial partnerships and have opportunities ranging from low-volume, highly engineered components to high-volume simple shapes.

We operate a 30,000 square foot manufacturing, laboratory and administrative facility at our corporate headquarters in Salt Lake City, Utah, and we believe we are the only vertically integrated silicon nitride medical device manufacturer in the world.

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

We believe our silicon nitride is ideal as an implant material and is superior to other biomaterials currently used in the market such as PEEK, allograft and autograft bone, metal and traditional oxide ceramics, none of which possess all of the favorable characteristics of silicon nitride:

●	Promotes Bone Growth. Our silicon nitride is osteointegrative through its inherent surface topography and surface chemistry. The surface topography provides scaffolding for new bone growth. As a hydrophilic material, silicon nitride attracts protein cells and nutrients that stimulate osteoprogenitor cells to differentiate into osteoblasts, which are needed for optimal bone growth environments. Our silicon nitride has an inherent surface chemistry that favors bone formation and healing, much more so than PEEK and metals. These properties were highlighted in an in vivo study, where we measured the force required to separate devices from the spine after being implanted for three months, which indicates the quality of osteointegration. In the absence of bacteria, the force required to separate our silicon nitride from its surrounding bone was approximately three times that of PEEK, and nearly two times that of titanium. In the presence of bacteria, the force required to separate our silicon nitride from its surrounding bone was over five times that of titanium, while there was effectively no separation force required for PEEK, indicating essentially no osteointegration in a septic environment.

●	Antibacterial. We have demonstrated in in vitro and in vivo studies that silicon nitride has inherent surface antibacterial properties, which reduce the risk of bacterial infection and biofilm in and around a silicon nitride device. PEEK, traditional ceramics, metals and bone do not have this bacterial resistance. These properties were highlighted in an in vitro study (Acta Biomater. 2012 Dec;8(12):4447-54. doi: 10.1016/j.actbio.2012.07.038. Epub 2012 Jul 31.), where live bacteria counts were between 8 and 30 times lower on our silicon nitride than PEEK and up to 8 times lower on our silicon nitride than titanium. In addition to improving patient outcomes, we believe the antibacterial properties of our silicon nitride should make it an attractive biomaterial to hospitals and surgeons who are not reimbursed by third-party payers for the treatment of acute, implant-related infections. Additionally, silicon nitride is synthetic and, therefore, there is a lower risk of disease transmission through cross-contamination or of an adverse auto-immune response, sometimes associated with the use of allograft bone.

●	Antiviral: Solid-surface inactivation of microbial pathogens has ancient roots; the Smith Papyrus (2600~2200 B.C.) described the use of copper surfaces to sterilize chest wounds and drinking water. Today, brass and bronze on door knobs help prevent microbial spread in hospitals, and metal particles and surface coatings of selected metals are used in hygiene-sensitive environments, both as inactivators and adjuvants in inducing cellular immunity. Cellular toxicity limits these approaches because while the reactive oxygen radicals generated at metal surfaces efficiently kill bacteria and viruses, they also damage cells by oxidizing their proteins and lipids. Recent data have shown that silicon nitride surfaces are effective against several types of viruses. With surface-contact transmission of viral pathogens, particularly influenza, and the increasing use of consumer touchscreens in various retail industries, we believe that our material has value to OEM partners focused on consumer glass-based surface coatings and treatments. We have filed a U.S. patent application on this effect.

●	Antifungal: We have conducted preliminary studies which suggest that our silicon nitride may be effective against fungal microbes. Plant-based viruses, bacteria, and fungi affect some 15% of the world’s edible crops, or about 1 billion metric tons of edible produce annually, with an economic impact in the US and Canada alone estimated to be between $1.5 to $5 Billion per year. The mycotoxins produced by these plant fungi have an overall negative impact on human health and longevity. The inorganic nature of silicon nitride may prove to be more beneficial than the use of petrochemical or organometallic fungicides which are known to have residual effects in soil, on plants, and in fruit

●	Imaging Compatible. Our silicon nitride interbody spinal fusion devices are semi-radiolucent, clearly visible in X-rays, and produce no distortion under MRI and no scattering under CT. These characteristics enable an exact view of the device for precise intra-operative placement and post-operative bone fusion assessment in spinal fusion procedures. These qualities provide surgeons with greater certainty of outcomes with our silicon nitride devices than with other biomaterials, such as PEEK and metals.

●	Hard, Strong and Resistant to Fracture. Our silicon nitride is hard, strong and possesses superior resistance to fracture over traditional ceramics and greater strength than polymers currently on the market. For example, our silicon nitride’s flexural strength is more than five times that of PEEK and our silicon nitride’s compressive strength is over twenty times that of PEEK. Unlike PEEK interbody spinal fusion devices, we believe our silicon nitride interbody spinal fusion devices can withstand the forces exerted during implantation and daily activities over the long term.

●	Resistant to Wear. We believe our silicon nitride joint implant product candidates could have higher resistance to wear than metal-on-cross-linked polyethylene and traditional oxide ceramic-on-cross-linked polyethylene joint implants, the two most commonly used total hip replacement implants. Wear debris associated with metal implants increases the risk of metal sensitivity and metallosis. It is a primary reason for early failures of metal and polymer articulating joint components.

●	Non-Corrosive. Our silicon nitride does not have the drawbacks associated with the corrosive nature of metal within the body, including metal sensitivity and metallosis, nor does it result in the release of metal ions into the body. As a result, we believe our silicon nitride products will have lower revision rates and fewer complications than comparable metal and traditional oxide ceramic products.

Supporting Data

We and a number of independent third parties have conducted extensive biocompatibility, biomechanical, in vivo and in vitro testing on our silicon nitride composition to establish its safety and efficacy in support of regulatory clearance of our biomaterial, products and product candidates. We have also completed additional testing of our silicon nitride products and product candidates. The results of this testing have been published in over 130 peer reviewed publications and presentations that include basic science studies, small- and large-animal data, and human clinical studies. We believe that our product development strategy is consistent with the manner in which other biomaterials have been successfully introduced into the market and adopted as the standard of care. Listed below is an overview of some of the key testing completed on our silicon nitride biomaterial, products and product candidates to date, as well as other information about our silicon nitride and other biomaterials.

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

Our Forms of Silicon Nitride

To control the quality, cost and availability of our silicon nitride products and product candidates, we operate our own manufacturing facility. Our 30,000 square foot corporate facility includes an 18,000 square foot FDA Registered and ISO 13485 certified medical device manufacturing space. It is equipped with state-of-the-art powder processing, spray drying, pressing and computerized machining equipment, sintering furnaces, and other testing equipment that enables us to control the entire manufacturing process for our silicon nitride products and product candidates. To our knowledge, we are the only vertically integrated silicon nitride orthopedic medical device manufacturer in the world. All operations with the exception of raw material production are performed in-house. We purchase raw materials, consisting of silicon nitride ceramic powder and dopant chemical compounds, from several vendors which are ISO registered and approved by us. These raw materials are characterized and tested in accordance with our specifications and then blended to formulate our silicon nitride. We believe that there are multiple vendors that can supply us these raw materials and we continually monitor the quality and pricing offered by our vendors to ensure high quality and cost-effective supply of these materials.

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

Our Competitive Strengths

We believe we can use our silicon nitride technology platform to become a leading biomaterial company and have the following principal competitive strengths:

●	Sole Provider of Silicon Nitride Medical Devices. We believe we are the only company that designs, develops, manufactures and sells medical grade silicon nitride-based products. Due to its key characteristics, we believe our silicon nitride enables us to offer new and transformative products across multiple medical specialties. In addition, with the FDA clearance of our silicon nitride Valeo products, we are the only company to develop and manufacture a ceramic for use in FDA cleared spinal fusion medical devices in the United States.

●	In-House Manufacturing Capabilities. We operate an 18,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. This operation complies with the FDA’s quality system regulation, or QSR, and is certified under the International Organization for Standardization’s, or ISO, standard 13485 for medical devices. This facility allows us to rapidly design and produce silicon nitride products while controlling the entire manufacturing process from raw material to finished components.

●	Extensive Network of Scientific Collaborators. We have developed strong, multi-year, collaborative relationships with surgeons who have used our products. These surgeons have supported us in collecting clinical data on silicon nitride and on reporting the successful patient outcomes they have observed. We also have long standing relations with university laboratories in Japan and the US and have recently been invited to participate in a European consortium on silicon nitride. Our partner in Japan has been at the forefront of silicon nitride biomaterial research for several years and has published extensively on the subject.

●	Highly Experienced Management and Technical Advisory Team. Members of our management team have extensive experience in silicon nitride, ceramics, research and development, manufacturing and operations, product development, launching of new products into the orthopedics market and selling to hospitals through direct sales organizations, distributors, manufacturers and other orthopedic companies. We also collaborate with a network of leading technical (academic and surgeon) advisors in the design, development and use of our silicon nitride products and product candidates.

Our Strategy

Our goal is to become a leading biomaterial company focused on using our silicon nitride technology platform to develop, manufacture and commercialize a broad range of medical devices. Key elements of our strategy to achieve this goal are the following:

●	Support CTL and drive further adoption of silicon nitride interbody spinal fusion devices. We have entered into a 10-year agreement to manufacture all of CTL Medical’s requirements of silicon nitride based spinal implant products. This includes the current product line as well as new applications for silicon nitride in the spine.

●	Develop a commercial opportunity outside of spine. We have had active programs outside of spine for several years. We expect to commercialize on one or more of these in the near future.

●	Develop new silicon nitride manufacturing technologies. Our current manufacturing process has allowed us to successfully produce spinal implants for over 10 years. However, this process has limitations and we are actively pursuing other manufacturing technologies such as additive manufacturing, and surface coating technologies.

●	Make improvements to our current formulation of silicon nitride to increase the bioactive properties of the material. We have demonstrated in the laboratory that we can make our material more bioactive. This work has been independently corroborated by researchers in other parts of the world. We expect that the availability of silicon nitride with enhanced bioactivity would open up new markets to us.

●	Apply our silicon nitride technology platform to other OEM opportunities – medical and non-medical. We believe our biomaterial expertise, flexible manufacturing process, and strong intellectual property will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using silicon nitride and our technology platform to improve their characteristics. We are seeking partnerships to utilize our capabilities and manufacture products for medical and non-medical original equipment manufacturer (“OEM”) and private label partnerships. We see specific opportunities in markets such as dental, maxillofacial, total hip and knee joint replacements, bearings, automotive and aerospace components, and cutting tools.

Market Opportunity

Overview

We believe our silicon nitride biomaterial technology platform provides us with numerous competitive advantages in the biomaterials market. We manufactured interbody spinal fusion devices for our own retail spine business from 2008 to 2018, presently manufacture these for CTL Medical, and have a 10-year exclusive right to continue to manufacture them for CTL Medical. We are developing products on our own behalf and for third party manufacturers – including CTL Medical - for use as components in spine, total hip and knee joint replacements, as well as dental and maxillofacial applications. We believe we can also utilize our silicon nitride technology platform to develop future products in additional medical and non-medical markets.

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

When a tooth is removed, one common approach to restoration is to use a multi-part construct consisting of a titanium implant (or screw), a zirconia abutment, and a crown. Potential applications for silicon nitride in this procedure include the implant and the abutment.

Silicon nitride is appealing because this application takes advantage of the same bioactive properties discussed in the spinal implant section:

●	Promotion of bone growth

●	Antibacterial

●	Imaging compatible

●	Hard, strong, resistant to fracture and wear

We also believe it may be possible to leverage our knowledge of medical device manufacturing of ceramics and commercialize products for the dental market made from ceramics other than silicon nitride. We have engaged an investment banker to assist us in identifying partner companies for our technologies.

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

We also see a wide variety of opportunities for our silicon nitride technology platform in non-medical applications. To that effect, we have begun applying our technology to the manufacture of products for several third-party ceramic companies which we are hopeful will result in commercial partnerships with opportunities ranging from low-volume, highly engineered components to high-volume simple shapes.

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, nondisclosure agreements, proprietary information ownership agreements and other intellectual property measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must continue to develop and maintain the proprietary aspects of our technologies.

We have thirteen issued U.S. patents, three pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications, seven pending foreign applications and two pending PCT patent applications. Our first issued patent expired in 2016, with the last of these patents expiring in 2036. The core patent (US 6,881,229) expires in 2022.

We have seven U.S. patents directed to articulating implants using our high-strength, high toughness doped silicon nitride solid ceramic. The issued patents, which include US 6,881,229; US 7,666,229; US 7,780,738; US 8,123,812; US 8,133,284; US 9,051,639; and US 9,517,136 begin to expire in 2022.

We also have two U.S. patents related to our CSC technology that are directed to implants that have both a dense load-bearing, or cortical, component and a porous, or cancellous, component, together with a surface coating. These issued patents, US 8,133,284 and US 9,649,197 will expire in 2022 and 2035, respectively.

With respect to PCT patent application serial no. PCT/US2018/014781 directed to antibacterial biomedical implants, we recently entered the national stage in Europe, Australia, Brazil, Canada, China, Japan, and South Korea in order to seek potential patent protection for our proprietary technologies in those countries.

In relation to the sale of our spine implant business to CTL Medical under the Asset Purchase Agreement dated September 5, 2018 we assigned our entire right to forty eight (48) U.S. patents, two (2) foreign patents and three (3) pending patent applications from our patent portfolio to CTL Medical under that transaction. In addition, three (3) U.S. patents (U.S. patent nos. 9,399,309; 9,517,136; and 9,649,197) directed to silicon nitride manufacturing processes were licensed to CTL Medical under an irrevocable, fully paid-up, worldwide license for a ten year term with CTL Medical also having a Right of First Negotiation to acquire these patents if SINTX decides to later sell these IP assets to a third party. The previously listed licensed patents under Schedule A that were licensed to SINTX (Amedica) by the Dr. Jackson and SMS Trust pursuant to a license agreement between the parties has been assigned to CTL Medical as part of the sale of the spine business.

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

Employees

As of March 1, 2020, we had 28 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report, the following risk factors should be considered carefully in evaluating our company. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

Risks Related to Our Business and Strategy

A pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or elsewhere, our business may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. We are still assessing the effect on our business, from the spread of COVID-19 and the actions implemented by the governments across the globe. A significant outbreak of contagious diseases, such as COVID-19, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn. As a result, our ability to raise additional funds, if necessary, may be adversely impacted by risks, or the public perception of the risks, related to the recent outbreak of COVID-19. Furthermore, the third parties we engage, or seek to engage, with respect to OEM manufacturing relationships, and, for supply and development activities, may be adversely impacted by risks, or the public perception of the risks, related to the recent outbreak of COVID-19, which may delay OEM relationships, and, product development opportunities, and increase our costs.

We have incurred net losses since our inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred substantial net losses since our inception. For the years ended December 31, 2019 and 2018 we incurred a net loss of $4.8 million and $8.7 million, respectively, and used cash in operations of $6.4 million and $9.3 million, respectively. We have an accumulated deficit of $234.1 million as of December 31, 2019. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching new products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to manufacture products for CTL Medical and other OEM customers and research and develop and seek regulatory approvals for our product candidates.

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

Our success depends on our ability to successfully commercialize silicon nitride-based products for medical and industrial applications, which to date have experienced only limited market acceptance.

We believe we are the first and only company to use silicon nitride in medical applications. To date, however, we have had limited acceptance of our silicon nitride-based products and prior to the disposition of our spine implant business to CTL Medica, our product revenue was derived substantially from our non-silicon nitride products. In order to succeed in our goal of becoming a leading biomaterial technology company utilizing silicon nitride, we must increase market awareness of our silicon nitride interbody spinal fusion products in conjunction with CTL Medical, continue to develop our other product candidates outside of spinal fusion applications, enhance our commercial infrastructure and commercialize our silicon nitride joint replacement components and other products. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

Our current products and our future products may not be accepted by hospitals and surgeons and may not become commercially successful.

With the sale of our spine business to CTL Medical we are now dependent on the efforts of CTL Medical to sell the spinal fusion products that we manufacture and then sell to CTL Medical. If CTL Medical is not able to sell such products or is unable to increase demand for such products, then our revenues will substantially decline. Since obtaining regulatory clearance from the FDA for our first silicon nitride spinal fusion products in 2008, we have not been able to obtain significant market share of the interbody spinal fusion market, and CTL Medical may not obtain such market share in the future. Even if we receive regulatory clearances or approvals for our other product candidates in development, these product candidates may not gain market acceptance among orthopedic surgeons and the medical community.

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

The markets for spinal fusions and total hip and knee implant products are intensely competitive, and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry, and a relatively small number of companies dominate these markets. Medtronic, Inc.; DePuy Synthes Companies, a group of Johnson & Johnson companies; Stryker Corporation; Zimmer-Biomet, Inc.; Zimmer Holdings, Inc.; and Smith & Nephew plc, account for a significant amount of orthopedic sales worldwide.

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

We are dependent on CTL Medical’s ability to sell the spinal fusion products we manufacture from silicon nitride. If CTL Medical is not able to sell such products or increase demand for the products our revenues will be substantially impacted which would have a significant impact on our business and operating results.

Sales of spinal fusion products manufactured from silicon nitride to CTL Medical account for all our revenues from the sale of products. We have entered into a 10-year manufacturing and supply agreement with CTL Medical to supply CTL Medical with its requirements of silicon nitride manufactured spinal fusion products. CTL Medical is not under any obligation to purchase any minimum quantities of products from us. If CTL Medical is not successful in creating demand for such products and selling such products, then they are not required to purchase any products from us. Because of our significant customer concentration, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, CTL Medical. A reduction or delay in orders from CTL Medical, or a delay or default in payment by any significant customer, could materially harm our business and results of operations.

The manufacturing process for our silicon nitride products is complex and requires sophisticated state-of-the-art equipment, experienced manufacturing personnel and highly specialized knowledge. If we are unable to manufacture our silicon nitride products on a timely basis consistent with our quality standards, our results of operation will be adversely impacted.

In order to control the quality, cost and availability of our silicon nitride products, we developed our own manufacturing capabilities. We operate a 30,000 square foot facility which is certified under the ISO 13485 medical device manufacturing standard for medical devices and operates under the FDA’s quality systems regulations, or QSRs. All operations with the exception of raw material production are performed at this facility.

We are the sole manufacturer of our silicon-nitride based products. Our reliance solely on our internal resources to manufacture our silicon nitride products entails risks to which we would not be subject if we had secondary suppliers for their manufacture, including:

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

In order to be successful, we must expand our available product lines by commercializing new silicon nitride-based medical device product candidates and identify other non-medical uses of silicon-nitride, but we may not be able to do so in a timely fashion and at expected costs, or at all.

Although we are currently manufacturing silicon nitride interbody spinal fusion implants for CTL Medical, in order to be successful, we will need to expand our product lines to include other silicon nitride devices and products for both medical and non-medical applications. Therefore, we are developing silicon nitride product candidates for total hip and knee replacement procedures, dental implants and are exploring the application of our silicon nitride technology for other potential applications. To succeed in our commercialization efforts, we must effectively continue product development and testing, find new strategic partners, obtain regulatory clearances and approvals, and enhance our sales and marketing capabilities. Because of these uncertainties, there is no assurance that we will succeed in bringing any of our current or future product candidates to market. If we fail in bringing our product candidates to market, or experience delays in doing so, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

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

Because we believe silicon nitride is a superior platform and technology for application in the spine, total joint and other markets and industrial applications, we are establishing OEM partnerships with other companies to replace their materials and products with silicon nitride. Sales of products to OEM customers will expose our business to a number of risks. Sales through OEM partners could be less profitable than direct sales. Sales of our products through multiple channels could also confuse customers and cause the sale of our products to decline. In addition, OEM customers will require that products meet strict standards. Our compliance with these requirements could result in increased development, manufacturing, warranty and administrative costs. A significant increase in these costs could adversely affect our operating results. If we fail to meet OEM specifications on a timely basis, our relationships with our OEM partners may be harmed. Furthermore, we would not control our OEM partners, and they could sell competing products, may not incorporate our technology into their products in a timely manner and may devote insufficient sales efforts to the OEM products.

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

We are dependent on our senior management team, engineering team, and external advisors, and the loss of any of them could harm our business. We may not have sufficient personnel to effectuate our business strategy due to our recent reduction in force.

The members of our current senior management team have worked together in their new positions with us for a limited time and may not be able to successfully implement our strategy. In addition, we have not entered into employment agreements, other than change-in-control severance agreements, with any of the members of our senior management team. There are no assurances that the services of any of these individuals will be available to us for any specified period of time. The successful integration of our senior management team, the loss of members of our senior management team, engineering team and key external advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations. We may not have sufficient number of qualified personnel to effectuate our business strategy which could have a material adverse effect on our business, financial condition and results of operations.

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

Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

We collect and third parties collaborating on our clinical trials collect and retain large volumes of data, including personally identifiable information regarding clinical trial participants and others, for business purposes, including for regulatory, research and development and commercialization purposes, and our collaborators’ various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our company, employee and clinical data is critical to our business. We are subject to significant security and privacy regulations, as well as requirements imposed by government regulation. Maintaining compliance with these evolving regulations and requirements could be difficult and may increase our expenses. In addition, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss or fraudulent or unlawful use of company, employee or clinical data which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

Risks Related to Our Capital Resources and Impairments

We will require additional financing and our failure to obtain additional funding would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2019 was $1.8 million. We require substantial future capital in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

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

In previous years we have indicated that there was substantial doubt as to our ability to continue as a going concern. Depending on the results of our future operations, we may again have substantial doubt as to our ability to continue as a going concern.

If we seek additional financing to fund our business activities, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we seek additional funds and are unable to obtain sufficient additional funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Our future reports may disclose our doubt about our ability to continue as a going concern.

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

It is possible that the FDA could raise questions about spinal fusion products, spinal fusion product candidates, dental implant products, and our total hip and knee joint replacement product candidates and could require us to perform additional studies on our products and product candidates. Even if the FDA permits us to use the 510(k) clearance process, we cannot assure you that the FDA will not require either supporting data from laboratory tests or studies that we have not conducted, or substantial supporting clinical data. If we are unable to use the 510(k) clearance process for any of our product candidates, are required to provide clinical data or laboratory data that we do not possess to support our 510(k) premarket notifications for any of these product candidates, or otherwise experience delays in obtaining or fail to obtain regulatory clearances, the commercialization of our product candidates in the United States will be delayed or prevented, which will adversely affect our ability to generate additional revenues. It also may result in the loss of potential competitive advantages that we might otherwise attain by bringing our products to market earlier than our competitors. Additionally, although the FDA allows modifications to be made to devices that have received 510(k) clearance with supporting documentation, the FDA may disagree with our decision to modify our cleared devices without submission of a new 510(k) premarket notification, subjecting us to potential product recall, field alerts and corrective actions. Any of these contingencies could adversely affect our business.

Similar to our compliance with U.S. regulatory requirements, we must obtain and comply with international requirements, in order to market and sell our products outside of the United States and we may only promote and market our products, if approved, as permitted by applicable regulatory authorities. There is no guarantee that we will receive the necessary regulatory approvals for our product candidates either inside the United States or internationally. If our product candidates do not receive necessary regulatory approvals, our business could be materially and adversely affected.

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

Risks Related to Our Intellectual Property and Litigation

If the combination of patents, trade secrets and contractual provisions that we rely on to protect our intellectual property is inadequate, our ability to commercialize our products successfully will be harmed, and we may not be able to operate our business profitably.

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

The medical devices industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether a product infringes a patent involves complex legal and factual issues, and the determination is often uncertain. There may be existing patents of which we are unaware that our products under development may inadvertently infringe. The likelihood that patent infringement claims may be brought against us increases as the number of participants in the orthopedic market increases and as we achieve more visibility in the marketplace and introduce products to market.

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

We may be subject to damages resulting from claims that we have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition agreements with our competitors or non-solicitation agreements.

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

The volatility of publicly traded company stocks, including shares of our common stock, often do not correlate to the operating performance of the companies represented by such stocks or our operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Since completing our initial public offering of shares of our common stock in February 2014, a limited number of securities analysts have been providing research coverage of our common stock. If securities analysts do not continue to cover our common stock, the lack of research coverage may cause the market price of our common stock to decline. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about our business. If one or more of the analysts who elect to cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and a global settlement among the Securities and Exchange Commission, or the SEC, other regulatory agencies and a number of investment banks, which was reached in 2003, many investment banking firms are required to contract with independent financial analysts for their stock research. It may be difficult for a company such as ours, with a smaller market capitalization, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

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

Our restated certificate of incorporation and restated bylaws contain provisions that could discourage, delay or prevent a merger, acquisition or other change in control of our company or changes in our board of directors that our stockholders might consider favorable, including transactions in which you might receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. Stockholders who wish to participate in these transactions may not have the opportunity to do so. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove management. These provisions:

●	allow the authorized number of directors to be changed only by resolution of our board of directors;

●	provide for a classified board of directors, such that not all members of our board will be elected at one time;

●	prohibit our stockholders from filling board vacancies, limit who may call stockholder meetings, and prohibit the taking of stockholder action by written consent;

●	prohibit our stockholders from making certain changes to our restated certificate of incorporation or restated bylaws except with the approval of holders of 75% of the outstanding shares of our capital stock entitled to vote;

●	require advance written notice of stockholder proposals that can be acted upon at stockholders’ meetings and of director nominations to our board of directors; and

●	authorize our board of directors to create and issue, without prior stockholder approval, preferred stock that may have rights senior to those of our common stock and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors.

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

Our outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock and our outstanding common stock warrants are convertible and exercisable into shares of our common stock and when converted or exercised, the issuance of additional shares of common stock may result in downward pressure on the trading price of our common shares.

We have outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock that are each convertible into shares of common stock. We believe that as such holders convert their preferred shares into common shares, they will immediately sell their shares of common stock. The sale of such shares of common stock may result in downward pressure on the trading price of our common stock resulting in a lower stock price. Additionally, we have outstanding warrants to purchase shares of common stock. Many of these warrants have a cashless exercise provision that if exercised may also result in downward pressure on the trading price of our common stock and cause such price to decline.

Risks Related to Public Companies

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are currently a “smaller reporting company” as defined in the Securities Exchange Act of 1934. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We could be delisted from Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital.

On March 24, 2020, we received a notice from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of the Company’s common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2). If the Company does not regain compliance with Rule 5550(a)(2) by September 21, 2020, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split. There can be no assurance that the Company will be able to regain compliance with Nasdaq requirements or will otherwise be in compliance with other Nasdaq listing criteria.

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

Our 30,000 square foot corporate office and manufacturing facilities are located in Salt Lake City, Utah. We occupy these facilities pursuant to a lease that expires in December 2024. Pursuant to the terms of the lease agreement, we may extend the lease for two additional periods of five years each. We believe that our existing facilities are adequate for our current and projected needs for the foreseeable future.

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

Market Information

Our shares of common stock are currently quoted on The NASDAQ Capital Market under the symbol “SINT”.

The following table sets forth the high and low sale prices of our common stock, as reported by NASDAQ Capital Markets for the periods indicated:

	2019
	High	Low
First Quarter	$10.47	$4.80
Second Quarter	$7.20	$2.25
Third Quarter	$4.39	$1.25
Fourth Quarter	$2.78	$1.38

	2018
	High	Low
First Quarter	$122.84	$41.10
Second Quarter	$123.61	$27.00
Third Quarter	$28.44	$5.45
Fourth Quarter	$12.30	$4.80

Prices listed are adjusted to reflect both the January 25, 2016 reverse stock split, the November 10, 2017 reverse stock split and the July 26, 2019 reverse stock split.

Holders of Record

As of March 19, 2020, we had approximately 158 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

Overview

We are an advanced materials company that develops and commercializes silicon nitride for medical and non-medical applications. The core strength of SINTX Technologies is the manufacturing, research, and development of silicon nitride ceramics for external partners. We believe that silicon nitride has a superb combination of properties that make it ideally suited for long-term human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers, all of which have well-known practical limitations and disadvantages. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial and viral infection, ease of diagnostic imaging, resistance to corrosion, and superior strength and fracture resistance, among other advantages, all of which claims are validated in our large and growing inventory of peer-reviewed, published literature reports. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

We also believe that we are the first and only company to commercialize silicon nitride medical implants. Prior to October 1, 2018, we designed, manufactured and commercialized silicon nitride products for our own behalf in the spine implant market. Over 35,000 of our spinal implants manufactured with silicon nitride have been implanted into patients, with an excellent safety record. On October 1, 2018, we sold our spine implant business to CTL Medical and now manufacture spine implants made with silicon nitride for CTL Medical. Prior to selling our spine implant business to CTL Medical, we had received 510(k) regulatory clearance in the United States, a CE mark in Europe, ANVISA approval in Brazil, and ARTG and Prostheses approvals in Australia for a number of silicon nitride spine implant products designed for spinal fusion surgery. Spine implant products manufactured by us from silicon nitride are currently marketed and sold by CTL Medical under the Valeo® brand to surgeons and hospitals in the United States and to selected markets in Europe and South America. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. We are collaborating with CTL Medical to establish commercial partners in other parts of the world and also working with other partners to obtain regulatory approval for silicon nitride implants in Japan.

The sale of our spine implant business to CTL Medical enables us to now focus on our core competencies. These include research and development of silicon nitride and the design and manufacture of medical and nonmedical products manufactured from silicon nitride and other ceramic materials for our own account and in collaboration with other medical device manufacturers. We are targeting original equipment manufacturer (“OEM”) – including CTL Medical - and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as coating products with silicon nitride, hip and knee replacements, dental and maxillofacial implants, extremities, trauma, bearings, automotive and aerospace components, and cutting tools. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride.

We believe that silicon nitride addresses many of the biomaterial-related limitations in medical related fields such as hip and knee replacements, dental and maxillofacial implants, sports medicine, extremities, and trauma surgery. We further believe that the inherent material properties of silicon nitride, and the ability to formulate the material in a variety of compositions, combined with precise control of the surface properties of the material, opens up a number of commercial opportunities across orthopedic surgery, neurological surgery, maxillofacial surgery, other medical disciplines, as well as commodity items such as industrial fasteners, bushings, and valves to addressing more complex demands of hypersonic missile radomes, aerospace, air-conditioning systems, beverage dispensers, touch-screen glass, and agribusiness fungicides.

Components of our Results of Operations

We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Product Revenue

We derive our product revenue primarily from the manufacture and sale of spinal fusion products used in the treatment of spine disorders to CTL Medical, with whom we entered into a 10-year exclusive sales agreement in October 2018. We are currently pursuing other sales opportunities for silicon nitride products outside the spinal fusion application. We generally recognize revenue from sales where control transfers at a point in time as the title and risk of loss passes to the customer, which is at the time the product is shipped. In general, our customer does not have rights of return or exchange.

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

Gross Profit

Our gross profit measures our product revenue relative to our cost of revenue. We expect our gross profit percentage to decrease as we expand the penetration of our silicon nitride technology platform through OEM and private label partnerships, which offer additional avenues for the adoption of silicon nitride. Prior to the sale of our retail spine business, our revenues and gross profits were based on our retail sales. With the focus on OEM and private label partnerships, the margins are lower, thus causing the decrease in our gross profit percentage.

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

We expect to incur additional research and development costs as we continue to develop new spinal fusion products, product candidates for total joint replacements, dental applications, and other products which may increase our total research and development expenses.

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

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Product revenue	$689	$95	$594	625%
Costs of revenue	551	56	495	884%
Gross profit	138	39	99	254%
Operating expenses:
Research and development	3,394	2,991	403	13%
General and administrative	2,908	3,866	(958)	-25%
Sales and marketing	430	135	295	219%
Goodwill impairment	-	6,163	(6,163)	-100%
Total operating expenses	6,732	13,155	(6,423)	-49%
Loss from operations	(6,594)	(13,116)	6,522	-50%
Other income, net	1,797	3,427	(1,630)	-48%
Net loss before income taxes	(4,797)	(9,689)	4,892	-50%
Provision for income taxes	-	-	-	N/A
Loss from continuing operations	(4,797)	(9,689)	4,892	-50%
Loss from discontinued operations	-	(324)	324	-100%
Gain from disposal of discontinued operations	-	1,361	(1,361)	-100%
Net loss	(4,797)	(8,652)	3,855	-45%
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible series A preferred stock	(2,703)	(13,900)	11,197	-81%
Net loss attributable to common stockholders	$(7,500)	$(22,552)	$15,052	-67%

Product Revenue

Total silicon nitride revenue was $0.7 million in 2019 as compared to $0.1 million in 2018, an increase of $0.6 million or 625%. This increase was primarily due to the sale of the retail spine business in October 2018, the restatement of 2018 revenues to $0.1 million as a result of the discontinued retail spine operations and the subsequent sale of only silicon nitride products during the fourth quarter of 2018. In addition, sales increased as a result of increased sales and marketing efforts from CTL Medical.

Costs of Revenue and Gross Profit

The Company’s cost of revenue increased $0.5 million, or 884%, as compared to the same period in 2018. Gross profit increased $0.1 million, or 254%, as compared to the same period in 2018. Both increases are primarily due to the discontinued operations treatment and the sale of the retail spine business in October 2018. In addition, cost of revenue increased as a result of increased revenue due to increased sales and marketing efforts from CTL Medical.

Research and Development Expenses

Research and development expenses increased $0.4 million, or 13%, as compared to the same period in 2018. This increase was primarily attributable to an overall increase in R&D activity to support the Company’s strategic objective of developing new technologies and related products.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million, or 25%, as compared to the same period in 2018. This decrease is due to the Company maintaining a lower overhead structure during 2019.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.3 million, or 219%, as compared to the same period in 2018. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Deemed Dividends

Deemed dividends related to a beneficial conversion feature and accretion of discount on convertible preferred stock was recorded at $2.7 million in 2019, compared to $13.9 for 2018. A beneficial conversion amount was calculated in association with the 2018 issuance of certain convertible preferred stock and warrants that could convert to common stock at a discount below the trading price on the date of issuance. The accretion of a discount related to the actual conversion of the preferred stock into common stock. During 2019, 3,825 shares of the preferred stock were converted to common stock and 10,926 shares of the preferred stock were converted to common stock during 2018.

Other Income (Expense), Net

Other income decreased $1.6 million, or 48%, as compared to the same period in 2018. This decrease was primarily due to the change in the fair value of the derivative liabilities in the amount of $5.7 million offset by the decrease in the loss on the extinguishment of derivative liabilities of $1.2 million, the decrease in interest expense of $1.4 million, the decrease in the loss on extinguishment of debt of $0.3 million and the increase in interest income of $0.5 million, and a decrease in offering costs of $0.7 million.

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

For the years ended December 31, 2019 and 2018, the Company incurred a net loss of $4.8 million and $8.7 million, respectively, and used cash in continuing operations of $6.4 million and $9.3 million, respectively. The Company had an accumulated deficit of $234.1 million and $229.3 million as of December 31, 2019 and 2018, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. In March 2018, the Company closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs, on a warrant reprice and exercise transaction. Additionally, on May 14, 2018, the Company closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

During the year ended December 31, 2019, the Company entered into an ATM equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million (see Note 8). The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.5 million net of issuance cost of $0.2 million. The Company is eligible to raise an additional $0.8 million under this offering.

On October 1, 2018, the Company sold the retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows totaling $0.6 million from January 1, 2020 through April 30, 2020, the last four months of the initial 18-month payment period, and, cash flows of $3.5 million over the following eighteen months. The buyer also assumed the Company’s $2.5 million related party note payable. Further, the Company raised gross proceeds of approximately $9.4 million subsequent to December 31, 2019, under a rights offering consisting of shares of preferred stock and common stock warrants.

Management has concluded that its existing capital resources and availability under its existing ATM offering, proceeds of approximately $9.4 million from the February 2020 offering, and payments on the note receivable from the purchaser of the Spine business will be sufficient to fund operations for at least the next 12 months, or through March 2021.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities – continuing operations	$(6,435)	$(9,328)
Cash loss on sale – discontinued operations	-	(695)
Net cash provided by operating activities – discontinued operations	-	675
Net cash used in operating activities	(6,435)	(9,348)
Net cash provided by (used in) investing activities – continuing operations	1,381	(61)
Net cash used in investing activities – discontinued operations	-	(84)
Net cashed provided by (used in) investing activities	1,381	(145)
Net cash provided by financing activities – continuing operations	1,394	14,401
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	1,394	14,401
Net cash provided (used)	$(3,660)	$4,908

Net Cash Used in Operating Activities – continuing operations

Net cash used in operating activities – continuing operations was $6.4 million in 2019, compared to $9.3 million used in 2018, a decrease of $2.9 million. The decrease in the net loss for continuing operations, and related non-cash add backs to the net loss, was $1.8 million from 2019 when compared to 2018. The decrease in cash used for operating activities – continuing operations during 2019 was primarily due to the $1.8 million mentioned above plus changes in the movement of working capital items during 2019 as compared to the same period in 2018 as follows: a $1.5 million decrease in cash used in accounts payable and accrued liabilities, and a $0.3 million decrease in cash used in account and other receivables, offset by a $0.8 million increase in cash payments on operation lease liability.

Net Cash Provided By (Used in) Investing Activities – continuing operations

Net cash provided by investing activities – continuing operations was $1.4 million during 2019, compared to $0.0 million used in investing activities during the same period in 2018, an increase of $1.4 million. The increase in cash provided in investing activities during 2019 was primarily due to an increase of $1.5 million for the proceeds from notes receivable, offset by the decrease of $0.1 million for the purchase of property and equipment.

Net Cash Provided by Financing Activities – continuing operations

Net cash provided by financing activities was $1.4 million during 2019, compared to $14.4 million provided by financing activities during the same period in 2018, a decrease of $13.0 million. The decrease was primarily due to a $7.6 million decrease in cash generated from the issuance of warrant derivative liabilities, a $6.7 million decrease in cash generated from the issuance of preferred stock, a $1.6 million decrease in cash generated from the exercise of warrants, a $0.7 million decrease in proceeds from the issuance of debt, and a $0.2 million increase in cash for capital raise costs, all of which was offset by an increase of $1.5 million in cash generated from the issuance of common stock and $2.3 million decrease in payments for debt extinguishment.

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

Hercules and MEF I, LP/Anson Investments Debt Exchange

On January 3, 2018, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with MEF I, LP and Anson Investments Master Fund (collectively the “Assignees” and each an “Assignee”), Hercules Technology III, L.P. (“HT III”) and Hercules Capital, Inc. (“HC” and, together with HT III, “Hercules”), pursuant to which Hercules assigned to the Assignees all amounts remaining due under the Loan and Security Agreement, dated June 30, 2014, as amended, between the Company and Hercules (the “Loan and Security Agreement”) and (2) the note (the “Hercules Note”) between the Company and Hercules evidencing the amounts due under the Loan and Security Agreement. The total amount assigned by Hercules to the Assignees in the aggregate was $2.3 million and was secured by the same collateral underlying the Loan and Security Agreement. Subsequently, the Company entered into an exchange agreement pursuant to which the Assignees agreed to exchange the Hercules Term Loan obligation acquired by them for two senior secured convertible promissory notes issued by the Company, each in the principal amount of $1.1 million for an aggregate principal amount of $2.2 million, (the “Exchange Notes”). The Exchange Notes were scheduled to mature on February 3, 2019 (the “Maturity Date”). The Exchange Notes had interest at a rate of 15% per annum. The Exchange Notes were secured by a first priority security interest in substantially all of the Company assets, including intellectual property, and contained covenants restricting payments to certain of our affiliates.

On May 14, 2018, the Company closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million. Part of the proceeds from this offering were used to pay off the outstanding debt with MEF I, L.P and Anson Investments. The total payoff was $1.6 million, with $1.4 million in principal and $0.2 million in interest.

North Stadium Term Loan – Related Party

On July 28, 2017, the Company entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The North Stadium Loan bore interest at 10% per annum and required the Company to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the North Stadium Loan was due and payable on July 28, 2018. The North Stadium Loan was secured by substantially all of the Company’s assets but was junior to security interest in assets encumbered by the Hercules Term Loan (see below). In connection with the North Stadium Loan the Company also issued North Stadium a warrant to purchase up to 1,833 shares of the Company’s common stock at a purchase price of $151.20 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which was being amortized as interest expense over the life of the term loan.

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

Equipment Loan

In September 2019 the Company entered into a debt arrangement with a finance company to purchase equipment. The debt balance at September 30, 2019, totaled $0.02 million. The debt incurs interest at 12%, is collateralized by the equipment and is payable in monthly payments of $1.0 thousand (including interest) over 36 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Related-Party Transactions

For a description of our related-party transactions, see Item 13 “Certain Relationships and Related Party Transactions, Director Independence” contained in Part III of this 2019 Annual Report on Form 10-K.

Seasonality and Backlog

Our business is generally not seasonal in nature. We derive our product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders, to CTL Medical, with whom we have an exclusive sales agreement in place with a remaining term of 9-years. CTL Medical’s sales generally consist of products that are in stock with them or maintained at hospitals or with their sales distributors. Accordingly, we do not have a backlog of sales orders.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to those policies for the year ended December 31, 2019, except as explained below in Accounting Pronouncements Adopted in 2019. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our consolidated financial statements.

Accounting Pronouncement Adopted In 2019

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

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new guidance effective January 1, 2019 (see Note 15), using the modified retrospective approach. Adoption of the new guidance resulted in the Company being required to record an additional operating lease right-of-use asset totaling approximately $0.7 million and liability totaling approximately $0.9 million (with $0.7 million incremental to adoption of the new guidance) on the date of adoption. Subsequent to the initial adoption of the new standard the Company amended the lease (see Note 15). The standard did not materially impact the consolidated net loss and had no impact on cash flows.

In May 2014, in addition to several amendments issued during 2016, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The Company adopted the new guidance effective January 1, 2019. The core principle of the new guidance is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates are often required within the revenue recognition process than were required under prior U.S. GAAP. The Company has one primary customer (see Note 14) and related contract that has one performance obligation to which revenue is allocated. Revenue under this contract is recognized when the product is shipped to the customer. The Company generally bills its customer upon shipment of the product and invoices are generally due within 30 days. Historically, the Company’s product returns and exchanges have not been significant. The Company does not anticipate incurring significant incremental costs to obtain contracts with future customers. The guidance in this standard did not have a material impact on the financial statements of the Company upon adoption.

New Accounting Pronouncement, Not Yet Adopted

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements upon adoption.

Revenue Recognition

The Company derives its product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders to CTL Medical, with whom the Company has a 10-year exclusive sales agreement in place, 9 years of which remain. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application. The sale of the Company’s products has a single performance obligation and revenue is recognized at the time the product is shipped to the customer. In general, the Company’s customers do not have any rights of return or exchange.

As of January 1, 2019, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606), and elected to use the modified retrospective method. Under the modified retrospective method, the Company has presented prior periods under legacy GAAP, with the cumulative effect of initial application adjusted through beginning retained earnings. The new standard did not have a material impact on the revenue recognition process of the Company and no cumulative effect was recognized upon initial application.

With the adoption of ASC 606 at the beginning of 2019, revenue is recognized when control of the goods or services promised under the contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as performed under the contract). The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. Contracts are reviewed to determine whether there is one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration, or the transaction price, is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation. Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred. Contract consideration is not adjusted for the effects of a significant financing component when, at contract inception, the period between when control transfers and when the customer will pay for that good or service is one year or less. Contact modifications that provide for additional distinct goods or services at the standalone selling price are treated as separate contracts. The transaction price for our contracts reflects our estimate of returns, rebates and discounts, which historically have not been significant. Amounts billed to customers for shipping and handling are included in the transaction price and generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer. The Company does not employee salespeople to actively seek additional customers; there are no incremental costs for obtaining customers that need to be capitalized.

Account and Other Receivables and Allowance for Doubtful Accounts

Account and other receivables are carried at invoiced amount less an allowance for doubtful accounts. On a regular basis, the Company evaluates account and other receivables and estimates an allowance for doubtful accounts, as needed, based on various factors such as customers’ current credit conditions, length of time past due, and the general economy as a whole. Receivables are written off against the allowance when they are deemed uncollectible.

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

Long Lived Intangible Assets

The Company evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2019. As explained above, the Company sold most intangible assets that had a carrying value to CTL Medical, retaining the carrying value of only one trademark asset.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2019 and 2018, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Derivative Liabilities

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s consolidated statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes-Merton or Monte-Carlo valuation models depending on the complexity of the underlying instrument. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2019. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

(c) Changes in Internal Control Over Financial Reporting

As of December 31, 2018, Management, including our Chief Executive Officer concluded the design and operating effectiveness of our controls were inadequate to ensure that complex accounting matters are always properly accounted for and reviewed in a timely manner, as outlined below:

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

As of December 31, 2019, the material weaknesses outlined above were remediated. During 2019, a new controller was hired who has implemented controls to verify the completeness and adequacy of information prior to presentation of the information to the independent auditors and has also implemented monitoring controls related to the financial reporting process. The specific controls implemented are as follows:

1.	Complex transaction accounting issues faced by the Company will be presented to a subject matter expert to obtain input on industry trends and preferred solutions

2.	Approval procedures refined over the preparation and posting of entries

3.	Detailed review of general ledger accounts expanded prior to close

4.	Second review performed on financial statements prior to release to auditors

5.	Expanded training for accounting staff

Other than described above in the Item 9A. Controls and Procedures, there were no changes in our internal control over financial reporting that occurred during 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, and positions with SINTX for each of our directors.

Name	Age	Positions
B. Sonny Bal, M.D.	57	Chairman of the Board of Directors, President and Chief Executive Officer
David W. Truetzel	63	Director
Jeffrey S. White	66	Director
Eric A. Stookey	49	Director
Mark Froimson, M.D.	59	Director

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

The following is a brief summary of the background of each of our directors.

Class III Directors— up for election at the 2020 Annual Meeting of Stockholders with a term expiring at the 2023 annual meeting of stockholder if re-elected.

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

Jeffrey S. White has served on our Board of Directors since January 2014. From January 2013 to 2018, Mr. White served as Principal at Medtech Advisory Group LLC, a firm he founded that advises early and mid-stage medical technology firms. In that capacity Mr. White has consulted MiMedx Group Inc., the leading amniotic tissue and allograft regenerative biomaterials firm since mid-2015 and served as Vice President, Product Management Strategies at MiMedix. Mr. White previously served as a director of Residency Select LLC, a company which offers psychometric assessment, training and compliance products to medical and surgical residency programs. Mr. White also served in 2014 and 2015 as President and director of Liventa Bioscience LLC, a provider of specialty amniotic tissue allografts for use in surgical and wound care applications. From May 2006 to December 2012 he served as Global Director of Business Development for Synthes Inc., a global orthopedic firm that was acquired by Johnson and Johnson in 2012. Mr. White has served as Chief Executive Officer and/or co-founder of several start-up surgical device firms and has previously held executive level positions at United States Surgical Corporation, now part of Medtronic. Mr. White holds a B.S. in Biology from Union College in Schenectady NY. We believe that Mr. White’s experience as an executive and founder of medical device companies qualifies him to serve on our Board of Directors.

Class II Directors - continuing directors with a term expiring at the 2022 annual meeting of stockholders.

David W. Truetzel has served on our Board of Directors since our acquisition of US Spine, Inc. in September 2010. Mr. Truetzel has been the general partner of Augury Capital Partners, a private equity fund that invests in life sciences and information technology companies, which he co-founded in 2006. Mr. Truetzel is a director of Enterprise Bank, Inc., Bonfyre, LLC, a provider of enterprise technology management solutions, and Paranet, LLC, an IT services provider. Mr. Truetzel holds a B.S. in Business Administration from Saint Louis University and an M.B.A. from The Wharton School. We believe that Mr. Truetzel’s financial and managerial expertise qualify him to serve on our Board of Directors.

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

Class I Directors - continuing directors with a term expiring at the 2021 annual meeting of stockholders.

Mark Froimson, M.D. has served on our Board of Directors since February 2019. Dr. Froimson is currently a Principal at Riverside Health Advisors, a consulting company that provides strategic advice and services to health care executive leaders. Dr. Froimson served as the President of the American Association of Hip and Knee Surgeons from March 2017 to March 2018. Previously, he was the Executive Vice President and Chief Clinical Officer of Trinity Health, a major national non-profit Catholic healthcare system comprising 93 hospitals in 22 states. Prior to his executive leadership position at Trinity Health, Dr. Froimson was President and Chief Executive Officer of Euclid Hospital, a Cleveland Clinic Hospital. Dr. Froimson served as a staff surgeon in the Department of Orthopedic Surgery at the Cleveland Clinic for over 16 years, during which time he held a variety of leadership positions, including President of the professional staff, Vice Chair of the Orthopedic and Rheumatologic Institute, and member of the board of governors and board of trustees. Dr. Froimson also serves on the board of directors of Pacira Biosciences, Inc., a publicly traded company on the NASDAQ Stock Market. Dr. Froimson received a B.S. in philosophy from Princeton University, an M.D. from Tulane University School of Medicine and an MBA from the Weatherhead School of Business at Case Western Reserve University.

We believe Dr. Froimson’s qualifications to sit on our Board include his clinical expertise and executive experience in the medical field.

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
B. Sonny Bal, M.D.	57	Chairman of the Board of Directors, President and Chief Executive Officer, Principal Financial Officer
Bryan J. McEntire	67	Chief Scientific Officer
David O’Brien	55	Chief Operating Officer

The following is a brief summary of the background of each of our executive officers.

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

Bryan J. McEntire has served as our Chief Scientific Officer since May 2012. From June 2004 to May 2012 he served as our Vice President of Manufacturing and as our Vice President of Research from December 2006 to May 2012. Dr. McEntire has worked in various advanced ceramic product development, quality engineering and manufacturing roles at Applied Materials, Inc., (Santa Clara, CA), Norton Advanced Ceramics, a division of Saint-Gobain Industrial Ceramics Corporation (E. Granby, CT), Norton/TRW Ceramics (Northboro, MA) and Ceramatec, Inc., (Salt Lake City, UT). Dr. McEntire has a BS degree in Materials Science and Engineering and an MBA both from the University of Utah (Salt Lake City, UT), and a Ph.D. from the Kyoto Institute of Technology (Kyoto, Japan).

David O’Brien has served as our Chief Operating Officer since July 2019. Mr. O’Brien previously served as the Company’s Vice President and General Manager from October 2016 to July 2019 and from March 2014 through September 2016, he held prior roles as our Vice President of Operations and Vice President of Manufacturing. Mr. O’Brien has over 30 years of experience in engineering, manufacturing, and operations leadership in advanced materials and medical device organizations. From 2005 to 2014, he fulfilled several engineering leadership roles for Covidien including Manufacturing Engineering Manager for the Norfolk, Nebraska facility. From 1991 to 2005, he worked for Arnold Magnetic Technologies in the production of ceramic, powder metal and molded magnets in multiple facilities across the U.S. and in England. He has extensive experience with Lean and other Continuous Improvement initiatives. Mr. O’Brien holds an M.S. in Ceramic Engineering from the Georgia Institute of Technology, and a B.S. in Physics from the University of Texas at San Antonio.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Other Directorships

With the exception of Dr. Froimson, who is also on the board of directors of Pacira Biosciences, Inc., a SEC public reporting company, none of the directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

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

The Board and Committees

Our Board of Directors has five members. The Chairman of the Board and our Chief Executive Officer, B. Sonny Bal, MD, PhD, is a member of the Board and is a full-time employee of SINTX. David W. Truetzel, Eric A. Stookey, Jeffrey S. White, and Mark Froimson are non-employee directors, and the Board has determined that these persons (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board met four (4) times during the year ended December 31, 2019. All directors attended all of the meetings of the Board and committee meetings of which such director was a member held during 2019.

In accordance with our restated Certificate of Incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following such election. Our directors are divided among the three classes as follows:

●	The Class I director is Mark Froimson and his term will expire at the annual meeting of stockholders to be held in 2021.

●	The Class II directors are David W. Truetzel and Eric A. Stookey, and their terms are expiring at the 2022 annual meeting of stockholders.

●	The Class III directors are B. Sonny Bal, M.D. and Jeffrey S. White, and their terms will expire at the annual meeting of stockholders to be held in 2020

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Our Board of Directors has three permanent committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. The written charters for these committees are on our website at https://ir.sintx.com/corporate-governance. Our Board of Directors may from time to time establish other standing committees. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is currently comprised of the following members: Eric A. Stookey (Chairman), David W. Truetzel and Jeffrey S White. Among other items, the Corporate Governance and Nominating Committee is tasked by the Board to: (1) identify individuals qualified to serve as members of the Board and, recommend individuals to be nominated by the Board for election by the stockholders or to be appointed by the Board to fill vacancies consistent with the criteria approved by the Board; (2) develop and periodically evaluate and recommend changes to SINTX’s Corporate Governance Guidelines and Code of Ethics, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stakeholders; and (3) oversee an annual evaluation of the performance of the Board. The Board has determined that each of the members of the Corporate Governance and Nominating Committee is “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Corporate Governance and Nominating Committee did not meet as a separate committee in 2019, but rather, because the committee is comprised of all three independent directors, governance matters were addressed as necessary in meetings of the Board. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Corporate Governance and Nominating Committee.

Board Nominations

In considering Board candidates, the Board seeks individuals of proven judgment and competence who have strong reputations in their respective fields. Although we do not have a formal diversity policy, the Board considers such factors as experience, education, employment history, special talents or personal attributes, anticipated participation in Board activities, and geographic and diversity factors. The process for identifying and evaluating nominees would include detailed consideration of the recommendations and opinions of members of our Board, our executive officers, and our stockholders. There would be no difference in the process of evaluation of candidates recommended by a stockholder and those recommended by other sources.

The Nominating and Governance Committee has adopted a policy and procedures for shareholders to recommend nominees to the Company’s Board. The Committee will only consider qualified proposed nominees that meet the qualification standards set forth on Appendix A to the Committee’s charter available on the Company’s website at www.SINTX.com. Pursuant to the policy, only shareholders who meet minimum percentage ownership requirements as established by the Board may make recommendations for consideration by the Committee. At this time, the Board has set a minimum percentage ownership of 5% of the Company’s issued and outstanding shares of common stock for a period of at least one year. To make recommendations, a shareholder must submit the recommendation in writing by mail, courier or personal delivery to: Corporate Secretary, SINTX Technologies, Inc., 1885 West 2100 South, Salt Lake City, UT 84119. For each annual meeting the Committee will consider only one proposed nominee from each shareholder or shareholder group (within the meaning of Regulation 13D under the Exchange Act).

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

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the Nasdaq Listing Rules. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of the following members: David W. Truetzel (Chairman), Eric A. Stookey and Jeffrey S White. The Audit Committee provides oversight for financial reporting matters, internal controls, and compliance with the Company’s financial policies, and meets with its auditors when appropriate. The Audit Committee did not meet as a separate committee in 2019, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Board has determined that David W. Truetzel is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee.

Compensation Committee

The Compensation Committee of the Board is comprised of the following members: Jeffrey S. White, (Chairman), David W. Truetzel and Eric A. Stookey. The Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee recommends to the Board for determination compensation of our executive officers, including the chief executive officer, and addresses salary and benefit matters for other key personnel and employees of the Company. The Compensation Committee did not meet as a separate committee in 2019, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee.

Code of Business Conduct

The Board has adopted a Code of Business Conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct is available on our website at https://ir.sintx.com/corporate-governance. We intend to disclose any amendments to the code or any waivers of its requirements on our website.

The Bylaws of the Company provide that no contract or transaction between SINTX and one or more of its directors or officers, or between SINTX and any other corporation, firm, association, or other organization in which one or more of its directors or officers are financially interested, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee that authorizes or approves the contract or transaction, or because their votes are counted for such purpose, provided that:

●	the material facts as to his, her, or their relationship or interest as to the contract or transaction are disclosed or are known to the Board of Directors or the committee and noted in the minutes, and the Board of Directors or committee authorizes the contract or transaction in good faith by the affirmative vote of a majority of disinterested directors, even though the disinterested directors are less than a quorum;

●	the material facts as to his, her, or their relationship or interest as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

●	the contract or transaction is fair as to SINTX as of the time it is authorized, approved or ratified by the Board of Directors, a committee thereof, or the stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The following discussion relates to the compensation of our “named executive officers.”

Summary Compensation Table

The following table sets forth information about certain compensation awarded or paid to our named executive officers for the 2019 and 2018 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Stock Awards	Option Awards	All Other Comp (1)	Total Compensation
B. Sonny Bal	2019	$400,000	$-	$-	$-	$-	$1,231	$401,231
Chief Executive Officer	2018	400,000	-	-	-	-	11,693	411,693

Bryan McEntire	2019	238,702	4,001	-	-	-	6,610	249,313
Chief Scientific Officer	2018	234,959	-	-	-	-	9,398	244,357

David O’Brien	2019	231,750	3,984	-	-	-	6,418	242,152
Chief Operating Officer	2018	219,202	-	-	-	-	7,386	226,588

(1)	Amount reflects matching of 401(k) contributions paid by us, unless otherwise noted.

Narrative Disclosure to Summary Compensation Table. We do not have written employment agreements with any of our executive officers. All of our executive officers serve on an at-will basis. The base salaries for our named executive officers were determined by our compensation committee after reviewing a number of factors, including: the responsibilities associated with the position, the seniority of the executive’s position, the base salary level in prior years, and our financial position; and for executive officers other than our Chief Executive Officer, recommendations made by our Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding equity awards held by our named executive officers as of December 31, 2019:

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price	Date
Sonny Bal	1	-	$139,158	3/15/2022
	16	-	5,221	1/7/2025
	9	-	2,321	9/16/2025
	28	-	367	9/14/2026

Bryan McEntire	19	-	5,130	8/13/2024
	13	-	5,221	1/7/2025
	9	-	608	1/4/2026

David O’Brien	9	-	5,129	7/17/2024
	6	-	5,222	1/7/2025
	9	-	608	1/4/2026

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

Code of Business Conduct Violations

It is our policy under our Code of Business Conduct to take appropriate action against any executive officer whose actions are found to violate the Code or any other policy of SINTX. Disciplinary actions may include immediate termination of employment and, where SINTX has suffered a loss, pursuing its remedies against the executive officer responsible. SINTX will cooperate fully with the appropriate authorities where laws have been violated.

Role of the Board in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of the risks that we face, while our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through our Board of Directors as a whole, as well as through various standing committees of the Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors oversight of the performance of our internal audit function. Our Corporate Governance and Nominating Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs have the potential to encourage excessive risk-taking or promote behaviors contra to our Code of Business Conduct.

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2019 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
David W. Truetzel	$122,000	$-	$-	$122,000
Jeffrey S. White	41,997	-	-	41,997
Eric A. Stookey	41,997	-	-	41,997
Mark Froimson	-	-	-	-

The following compensation schedule sets forth compensation for non-employee directors (paid on a quarterly basis) as approved by the Board:

●	Annual Retainer of $40,000 paid in four equal installments of $10,000 each at the beginning of each calendar quarter;

●	$1,000 for each board and committee meeting attended in person;

●	$500 for each board and committee meeting attended via telephone or other remote medium; and

●	Reimbursement of reasonable expenses as supported by documentation and receipts.

A new Board appointee receives an award of 40,000 stock options upon appointment. Further, historically, each member of the Board is awarded an option grant for 15,000 stock options on an annual basis. No awards were made for 2019.

The chair of the Audit Committee is paid an annual retainer of $120,000 payable in monthly increments of $10,000 each.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 relating to all of our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options		(b) Weighted- average Exercise Price of Outstanding Options		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	377	(1)	$7,447	(2)	2,520
Equity compensation plans not approved by Stockholders	-		-		-
Total	377	(1)	$7,447	(2)	2,520

(1)	Includes options outstanding under our 2012 Equity Incentive Plan

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

(3)	See description below under the 2012 Equity Incentive Plan describing the plan’s evergreen formula.

2012 Equity Incentive Plan

The 2012 Plan is intended to encourage ownership of common stock by our employees and directors and certain of our consultants in order to attract and retain such people, to induce them to work for the benefit of us and to provide additional incentive for them to promote our success. The number of shares of our common stock reserved for issuance under the 2012 Plan is 3,173, which number is automatically increased on January 1 of each of year by the lesser of (i) 601 shares of our common stock on such date, (ii) 5% of the number of outstanding shares of our common stock on such date, and (iii) such other amount determined by the Board through the termination of the 2012 Plan.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 19, 2020 by:

●	each of our current directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group;

●	each stockholder known by us to own beneficially more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 19, 2020, pursuant to the exercise or vesting of options or warrants or conversion of convertible promissory notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of shares beneficially owned is based on 10,563,618 shares issued and outstanding on March 19, 2020.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. The address for each director and executive officer listed is: c/o SINTX Technologies, Inc., 1885 West 2100 South, Salt Lake City, Utah 84119.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Five Percent Stockholders:
none
Directors and Named Executive Officers:
B. Sonny Bal, M.D. (1)	1,899	*
David W. Truetzel (2)	119	*
Jeffrey S. White (3)	15	*
Eric A. Stookey (4)	13	*
Bryan McEntire (5)	54	*
David O’Brien (6)	24	*
Mark Froimson, M.D.	-	*
All executive officers and directors as a group (7 persons)	2,124	*

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.

(1)	Represents 12 shares of Common Stock and options and warrants to purchase 1,887 shares of Common Stock that are currently exercisable within 60 days of March 1, 2020.

(2)	Represents 71 shares of Common Stock and options to purchase 48 shares of Common Stock that are currently exercisable within 60 days of March 1, 2020.

(3)	Represents 2 shares of Common Stock and options to purchase 13 shares of Common Stock that are currently exercisable within 60 days of March 1, 2020.

(4)	Represents options to purchase 13 shares of Common Stock that are currently exercisable within 60 days of March 1, 2020.

(5)	Represents 13 shares of Common Stock and options to purchase 41 shares of Common Stock that are currently exercisable within 60 days of March 1, 2020.

(6)	Represents options to purchase 24 shares of Common Stock that are currently exercisable within 60 days of March 1, 2020

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have not entered into any transactions since January 1, 2019 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock, on an as converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Executive and Director Compensation.”

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees and expenses incurred from our principal accounting firm, Tanner LLC, for fiscal years ended December 31, 2019 and 2018, were as follows (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees	$259,929	$251,558
Audit related fees	64,971	124,974
Tax fees	16,750	17,482
All other fees	-	-
Total Fees	$341,650	$394,014

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Consolidated Financial Statements beginning on Page F-1 hereof.

(1)	Financial Statements. The following consolidated financial statements and the notes thereto, and the Report of Independent Registered Public Accounting Firm are incorporated by reference as provided in Item 8 of this report:

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Asset Purchase Agreement by and among Amedica Corporation, CTL Corporation and US Spine Inc. dated as of September 5, 2018		Form 8-K (Exhibit 2.1)	10/5/18	001-33624

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	11/16/17	001-33624

3.1.3	Certificate of Designation of Series B Preferred Stock		Form 8-K (Exhibit 3.1)	5/15/18	001-33624

3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	11/02/18	001-33624

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	7/26/19	001-33624

3.1.6	Certificate of Designation of Series C Preferred Stock		Form 8-K (Exhibit 3.1)	2/07/20	001-33624

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.2.1	Amendment to the Bylaws of Amedica Corporation dated as of October 30, 2018.		Form 8-K (Exhibit 3.2)	11/02/18	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

4.2	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and GE Capital Equity Investments, Inc., dated as of December 17, 2012		Form S-1 (Exhibit 4.10)	11/8/13	333-192232

4.3	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and Zions First National Bank, dated as of December 17, 2012		Form S-1 (Exhibit 4.11)	11/8/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.4	Form of Warrant to be Issued to Investors in the Offering		Amendment No. 3 to Form S-1 (Exhibit 4.24)	11/20/14	333-199753

4.5	Form of Common Stock Purchase Warrant issued on April 4, 2016.		Form 8-K (Exhibit 4.1)	4/05/16	001-33624

4.6	Form of Series E Warrant		Amendment No. 3 to Form S-1 (Exhibit 4.25)	6/30/16	333-211520

4.7	Form of Warrant		Form 8-K (Exhibit 4.1)	1/20/17	001-33624

4.8	North Stadium Investments, LLC Warrant to Purchase Common Stock	Form 8-K (Exhibit 4.2)	8/3/17	001-33624

4.9	Common Stock Warrant	Form 8-K (Exhibit 3.2)	5/15/18	001-33624

4.10	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC	Form S-1 (Exhibit 4.28)	4/26/18	333-223032

4.11	Westlake Securities LLC Common Stock Purchase Warrant	Form S-1 (Exhibit 4.30)	4/26/18	333-223032

4.12	Form of Common Stock Purchase Warrant Issued on September 11, 2015	Form 8-K (Exhibit 4.1)	9/18/15	001-33624

4.13	Form of Indenture	Form S-3 (Exhibit 4.2)	3/25/19	333-230492

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.14	Form of Common Stock Warrant		Form S-1/A	1/15/20	333-234438

4.15	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC, dated February 6, 2020		Form 8-K (Exhibit 10.1)	2/07/20	001-33624

4.16	Warrant Issued to Maxim Group LLC on February 6, 2020		Form 8-K (Exhibit 4.1)	2/07/20	001-33624

4.17	Warrant Issued to Ascendiant Capital Markets, LLC on February 6, 2020		Form 8-K (Exhibit 4.2)	2/07/20	001-33624

4.18	Description of Registrant’s Securities	X

10.1	Loan and Security Agreement by and among the Registrant, its subsidiary, Hercules Technology Growth Capital, Inc., and Hercules Technology III, L.P., dated as of June 30, 2014		Form 8-K (Exhibit 10.3)	7/1/14	001-33624

10.2	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009		Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.3	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012		Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.4	Form of Change of Control Agreement*		Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.5	Form of Indemnification Agreement by and between the Registrant and its officers and directors		Amendment No. 2 to Form S-1 (Exhibit 10.14)	12/20/13	333-192232
10.6	SINTX Technologies Amended and Restated 2012 Equity Incentive Plan*		Amendment No. 4 to Form S-1 (Exhibit 10.15)	2/12/14	333-192232

10.7	Form of 2012 Stock Option Grant Notice and Stock Option Agreement*		Amendment No. 4 to Form S-1 (Exhibit 10.16)	2/12/14	333-192232

10.8	Form of 2012 Restricted Stock Award and Restricted Stock Unit Agreement*		Amendment No. 4 to Form S-1 (Exhibit 10.17)	2/12/14	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.9	Consent and First Amendment to Loan and Security Agreement dated September 8, 2015 by and among Hercules Technology Growth Capital Inc., the financial institutions signatory thereto, SINTX Corporation, and the guarantors signatory thereto.		Form 8-K (Exhibit 10.1)	9/8/15	001-33624

10.10	First Amendment to Warrant to Purchase Shares of Common Stock of SINTX Corporation dated September 8, 2015, by and between SINTX Corporation and Hercules Technology III, L.P.		Form 8-K (Exhibit 10.2)	9/8/15	001-33624

10.11	Form of Securities Purchase Agreement between SINTX Technologies and the Purchasers Dated September 8, 2015		Form 8-K (Exhibit 10.5)	9/8/15	001-33624

10.12	Exchange Agreement dated April 4, 2016, by and among SINTX Corporation and Riverside Merchant Partners, LLC		Form 8-K (Exhibit 10.2)	5/05/16	001-33624

10.13	Warrant Agency Agreement, dated July 8, 2016, by and between SINTX Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 10.1)	7/8/16	001-33624

10.14	Warrant Agency Agreement dated January 24, 2017, by and between SINTX Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 8-K)	1/24/17	001-33624

10.15	Security Agreement, dated July 28, 2017		Form 8-K (Exhibit 10.1)	8/3/17	001-33624

10.16	Assignment Agreement, dated January 3, 2018, by and among the Company, US Spine, Inc., MEF I, L.P., Anson Investments Master Fund LP, Hercules Technology III, L.P. and Hercules Capital, Inc.		Form 8-K (Exhibit 10.1)	1/4/18	001-33624

10.17	Exchange Agreement, dated January 3, 2018, by and among SINTX Corporation and MEF I, L.P.		Form 8-K (Exhibit 10.2)	1/4/18	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.18	Exchange Agreement, dated January 3, 2018, by and among Amedica Corporation and Anson Investments Master Fund LP		Form 8-K (Exhibit 10.3)	1/4/18	001-33624

10.19	Senior Secured Convertible Promissory Note, dated January 3, 2018, by and among Amedica Corporation and MEF I, L.P.		Form 8-K (Exhibit 10.4)	1/4/18	001-33624

10.20	Senior Secured Convertible Promissory Note, dated January 3, 2018, by and among Amedica Corporation and Anson Investments		Form 8-K (Exhibit 10.5)	1/4/18	001-33624

10.21	Securities Purchase Agreement, dated January 30, 2018, by and among the Company and L2 Capital, LLC.		Form 8-K (Exhibit 10.1)	2/1/18	001-33624

10.22	Amended and Restated Promissory Note payable to L2 Capital		Form S-1 (Exhibit 10.25)	4/26/18	333-223032

10.23	Form of Warrant Amendment Agreement		Form S-1 (Exhibit 10.26)	4/26/18	333-223032

10.24	Amendment to Centrepointe Business Park Lease Agreement, dated June 7, 2019, between SINTX Technologies, Inc. and Centrepointe Properties, LLC.		Form 8-K (Exhibit 10.1)	6/10/19	001-33624

10.25	Equity Distribution Agreement, dated as of June 4, 2019, by and between SINTX Technologies, Inc and Maxim Group LLC		Form 8-K (Exhibit 10.1)	6/04/19	001-33624

10.26	Amendment to Equity Distribution Agreement, dated as of September 12, 2019, by and between SINTX Technologies, Inc. and Maxim Group LLC		Form 8-K (Exhibit 10.1)	9/12/19	001-33624

10.27	Promissory Note issued by CTL Corporation in favor of Amedica Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.1)	10/5/18	001-33624

10.28	Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.2)	10/5/18	001-33624

10.29	Guaranty between Amedica Corporation and Daniel Chon dated as of October 1, 2018.		Form 8-K (Exhibit 10.3)	10/5/18	001-33624

10.30	ROFN Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		From 8-K (Exhibit 10.4)	10/5/18	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

21.1	List of Subsidiaries of the Registrant		Form S-1 (Exhibit 21.1)	11/01/19	333-234438

23.1	Consent of Independent Registered Public Accounting Firm, Tanner LLC	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101 SCH	XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

*	Management contract of compensatory plan or arrangement

(A)	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: March 25, 2020	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2020	/s/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: March 25, 2020	/s/ David W. Truetzel
David W. Truetzel, Director

Date: March 25, 2020	/s/ Jeffrey S. White
Jeffrey S. White, Director

Date: March 25, 2020	/s/ Eric A. Stookey
Eric A. Stookey, Director

Date: March 25, 2020	/s/ Mark Froimson
Mark Froimson, M.D., Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

SINTX Technologies, Inc. (previously known as Amedica Corporation)

Salt Lake City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SINTX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TANNER LLC
March 25, 2020 Salt Lake City, Utah
We have served as the Company’s auditors since 2017

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$1,787	$5,447
Account and other receivables, net of allowance of $0 and $56, respectively	136	263
Prepaid expenses and other current assets	310	171
Inventories	106	52
Notes receivable, current portion	1,724	1,084
Total current assets	4,063	7,017

Inventories	533	624
Property and equipment, net	190	124
Intangible assets, net	41	46
Long-term note receivable, net of current portion	1,944	3,669
Operating lease right of use asset	2,341	-
Other long-term assets	35	35
Total assets	$9,147	$11,515

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$191	$301
Accrued liabilities	1,266	838
Current portion of long-term debt	6	-
Derivative liabilities, current portion	220	1,062
Current portion of operating lease liability	360	169
Other current liabilities	23	10
Total current liabilities	2,066	2,380

Operating lease liability, net of current portion	1,867	-
Derivative liabilities, net of current portion	-	504
Other long-term liabilities	-	232
Long term debt, net of current portion	12	-
Total liabilities	3,945	3,116

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.01 par value, 130,000,000 shares authorized; 249 and 4,074 shares issued and outstanding as of December 31, 2019 and 2018, respectively.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 2,434,009 and 726,455 shares issued and outstanding as of December 31, 2019 and 2018, respectively.	24	7
Additional paid-in capital	239,256	237,673
Accumulated deficit	(234,078)	(229,281)
Total stockholders’ equity	5,202	8,399
Total liabilities and stockholders’ equity	$9,147	$11,515

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018
Product revenue	$689	$95
Costs of revenue	551	56
Gross profit	138	39
Operating expenses:
Research and development	3,394	2,991
General and administrative	2,908	3,866
Sales and marketing	430	135
Goodwill impairment	-	6,163
Total operating expenses	6,732	13,155
Loss from operations	(6,594)	(13,116)
Other income (expenses):
Interest expense	(4)	(1,388)
Interest income	450	-
Offering costs	-	(682)
Change in fair value of derivative liabilities	1,303	7,005
Loss on extinguishment of debt	-	(339)
Loss on extinguishment of derivative liabilities	-	(1,252)
Other income	48	83
Total other income, net	1,797	3,427
Net loss before income taxes	(4,797)	(9,689)
Provision for income taxes	-	-
Loss from continuing operations	(4,797)	(9,689)
Loss from discontinued operations	-	(324)
Gain from disposal of discontinued operations	-	1,361
Net loss	(4,797)	(8,652)
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible Series A preferred stock	(2,703)	(13,900)
Net loss attributable to common stockholders	$(7,500)	$(22,552)
Net loss per share – basic and diluted
Basic – continuing operations	$(3.08)	$(26.57)
Basic – discontinued operations	-	(0.89)
Basic – gain from sale of discontinued operations	-	3.73
Basic – deemed dividend and accretion of a discount on conversion of Series B preferred stock	(1.74)	(38.12)
Basic – attributable to common stockholders	$(4.82)	$(61.85)
Diluted – continuing operations	(3.95)	(43.21)
Diluted – discontinued operations	-	(0.85)
Diluted – gain from sale of discontinued operations	-	3.54
Diluted – deemed dividend and accretion of a discount on conversion of Series B preferred stock	(1.74)	(36.21)
Diluted – attributable to common stockholders	$(5.69)	$(76.73)
Weighted average common shares outstanding:
Basic	1,555,988	364,602
Diluted	1,555,988	383,855

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	-	$-	100,936	$1	$226,070	$(220,629)	$5,442
Issuance of common stock from the exercise of warrants	-	-	36,205	-	1,652	-	1,652
Issuance of common stock from the reduction in debt	-	-	19,348	-	1,453	-	1,453
Issuance of preferred stock from offering, net of issuance costs	15,000	-	-	-	6,749	-	6,749
Warrants issued in association with debt	-	-	-	-	98	-	98
Loss on extinguishment of derivative liabilities	-	-	-	-	1,040	-	1,040
Deemed dividend related to adjustment of the exercise price of warrants issued with debt	-	-	-	-	(9)	-	(9)
Accretion of change in warrant exercise price	-	-	-	-	9	-	9
Issuance of common stock due to conversion of preferred stock	(10,926)	-	569,966	6	(6)	-	-
Accretion of convertible preferred stock discount	-	-	-	-	13,900	-	13,900
Deemed dividend related to the issuance of preferred stock	-	-	-	-	(13,900)	-	(13,900)
Extinguishment of derivative liabilities	-	-	-	-	575	-	575
Stock-based compensation	-	-	-	-	42	-	42
Net loss	-	-	-	-	-	(8,652)	(8,652)
Balance as of December 31, 2018	4,074	-	726,455	7	237,673	(229,281)	8,399
Issuance of common stock upon exercise of warrants	-	-	35,874	-	103	-	103
Issuance of common stock for cash	-	-	527,896	5	1,446	-	1,451
Issuance of common stock due to conversion of preferred stock	(3,825)	-	1,143,784	12	(12)	-	-
Accretion of convertible preferred stock discount	-	-	-	-	2703	-	2703
Deemed dividend related to the issuance of preferred stock	-	-	-	-	(2703)	-	(2703)
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	44	-	44
Stock-based compensation	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(4,797)	(4,797)
Balance as of December 31, 2019	249	$-	2,434,009	$24	$239,256	$(234,078)	$5,202

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

(previously known as Amedica Corporation)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flow from operating activities
Net loss from continuing operations	$(4,797)	$(9,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	102	105
Amortization of right of use asset	363	-
Amortization of intangible assets	5	4
Non-cash interest income	(443)	(86)
Non-cash interest expense	-	956
Loss on extinguishment of debt	-	339
Stock based compensation	2	42
Change in fair value of derivative liabilities	(1,303)	(7,005)
Loss on extinguishment of derivative liabilities	-	1,252
Loss on impairment of goodwill	-	6,163
Bad debt expense	(3)	-
Changes in operating assets and liabilities:
Account and other receivables	131	(139)
Prepaid expenses and other current assets	19	19
Inventories	37	(8)
Accounts payable and accrued liabilities	216	(1,281)
Payments on operating lease liability	(764)	-
Net cash used in operating activities – continuing operations	(6,435)	(9,328)
Cash loss on sale – discontinued operations	-	(695)
Net cash provided by operating activities – discontinued operations	-	675
Net cash used in operating activities	(6,435)	(9,348)
Cash flows from investing activities
Purchase of property and equipment	(147)	(11)
Proceeds from notes receivable, net of imputed interest	1,528	-
Purchase of intangible asset	-	(50)
Net cash provided by (used in) investing activities – continuing operations	1,381	(61)
Net cash used in investing activities – discontinued operations	-	(84)
Net cash provided by (used in) investing activities	1,381	(145)
Cash flows from financing activities
Proceeds from issuance of warrant derivative liability, net of issuance costs	-	7,577
Proceeds from issuance of preferred stock, net of issuance costs	-	6,749
Proceeds from issuance of common stock, net of issuance costs	1,451	-
Proceeds from exercise of warrants, net of fees	103	1,652
Capital raise costs	(157)	-
Principal payment on debt	(3)	-
Proceeds from issuance of debt	-	705
Payments on debt extinguishment	-	(2,282)
Net cash provided by (used in) financing activities – continuing operations	1,394	14,401
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by (used in) financing activities	1,394	14,401
Net increase (decrease) in cash and cash equivalents	(3,660)	4,908
Cash and cash equivalents at beginning of year	5,447	539
Cash and cash equivalents at end of year	$1,787	$5,447

	Year Ended December 31,
	2019	2018
Noncash investing and financing activities
Right-of-Use Assets and assumption of operating lease liability	$2,704	$-
Extinguishment of derivative liabilities through exercise of warrants	44	565
Issuance of debt for equipment	21	-
Change in par value due to conversion of preferred stock to common stock	11	-
Debt exchange	-	2,265
Payment of debt with common stock	-	1,453
Warrants issued in association with debt	-	98
Supplemental cash flow information
Cash paid for interest	$4	$426

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

SINTX Technologies, Inc. (“SINTX” or “the Company”) was incorporated in the state of Delaware on December 10, 1996 (and was previously known as Amedica Corporation). SINTX is an OEM ceramics company that develops and commercializes silicon nitride for medical and non-medical applications. The core strength of SINTX is the manufacturing, research, and development of silicon nitride ceramics for external partners. The Company presently manufactures silicon nitride spinal implant in its ISO 13485 certified manufacturing facility for CTL Amedica, the exclusive retail channel for silicon nitride spinal implants. The Company believes it is the first and only manufacturer to use silicon nitride in medical applications. The Company’s products are primarily sold in the United States.

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared by management in accordance U.S. generally accepted accounting principles (“U.S. GAAP”) and include all assets, liabilities and operations of the Company and its wholly-owned subsidiary, US Spine. All material intercompany transactions and balances have been eliminated in consolidation.

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

For the years ended December 31, 2019 and 2018, the Company incurred a net loss of $4.8 million and $8.7 million, respectively, and used cash in continuing operations of $6.4 million and $9.3 million, respectively. The Company had an accumulated deficit of $234.1 million and $229.3 million as of December 31, 2019 and 2018, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. In March 2018, the Company closed on gross proceeds of $1.4 million, before payment of placement agent fees and costs, on a warrant reprice and exercise transaction. Additionally, on May 14, 2018, the Company closed on a public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

During the year ended December 31, 2019, the Company entered into an ATM equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million (see Note 8). The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.5 million net of issuance cost of $0.2 million. The Company is eligible to raise an additional $0.8 million under this offering.

On October 1, 2018, the Company sold the retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows totaling $0.6 million from January 1, 2020 through April 30, 2020, the last four months of the initial 18-month payment period and cash flows of $3.5 million for the following eighteen months. The buyer also assumed the Company’s $2.5 million related party note payable. As further explained in Note 16, the Company raised gross proceeds of approximately $9.4 million subsequent to December 31, 2019, under a rights offering consisting of shares of preferred stock and common stock warrants.

Management has concluded that together with its existing capital resources and availability under its existing ATM offering, proceeds from the 2020 offering, and payments on the note receivable from the sale of the Spine business will be sufficient to fund operations for at least the next 12 months, or through March 2021.

Reverse Stock Split

On July 26, 2019, the Company effected a 1 for 30 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and preferred stock were not adjusted as a result of the reverse stock split. All common stock shares, equivalents, and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of December 31, 2019, the most significant estimate relates to derivative liabilities.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and account and other receivables. Because the financial institution that the Company currently uses does not participate in the Certificate of Deposit Account Registry Service (“CDARS”), the Company does not presently have a program to limit its exposure to credit loss. The Company’s deposits, at times, may exceed federally insured limits.

As of December 31, 2019, one customer receivable balance was 100% of the Company’s total accounts receivable from continuing operations. One customer accounted for 100% of the Company’s total revenues from continuing operations for the year ended December 31, 2019 and 2018.

Revenue Recognition

The Company derives its product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders to CTL Medical, with whom the Company signed a 10-year exclusive sales agreement in October 2018. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application. The Company recognizes revenue from sales at the time the product is shipped. Historically, the Company’s product returns and exchanges have not been significant.

As of January 1, 2019, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606), and elected to use the modified retrospective method. Under the modified retrospective method, the Company has presented prior periods under legacy GAAP, with the cumulative effect of initial application adjusted through beginning retained earnings. The new standard did not have a material impact on the revenue recognition process of the Company and no cumulative effect was recognized upon initial application.

With the adoption of ASC 606 at the beginning of 2019, revenue is recognized when control of the goods or services promised under the contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as performed under the contract). The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. Contracts are reviewed to determine whether there is one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration, or the transaction price, is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation. Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred. Contract consideration is not adjusted for the effects of a significant financing component when, at contract inception, the period between when control transfers and when the customer will pay for that good or service is one year or less. Contact modifications that provide for additional distinct goods or services at the standalone selling price are treated as separate contracts. The transaction price for our contracts reflects our estimate of returns, rebates and discounts, which historically have not been significant. Amounts billed to customers for shipping and handling are included in the transaction price and generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer. The Company does not employee salespeople to actively seek additional customers; there are no incremental costs for obtaining customers that need to be capitalized.

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

Account and Other Receivable and Allowance for Doubtful Accounts

Account and other receivables are carried at invoiced amount less an allowance for doubtful accounts. On a regular basis, the Company evaluates account and other receivables and estimates an allowance for doubtful accounts, as needed, based on various factors such as customers’ current credit conditions, length of time past due, and the general economy as a whole. Receivables are written off against the allowance when they are deemed uncollectible.

Long Lived Intangible Assets

The Company evaluates the carrying value of intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2019. As explained in Notes 1 and 14, the Company sold most intangible assets that had a carrying value to CTL Medical, retaining the carrying value of only one trademark asset.

Derivative Liabilities

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s consolidated statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes-Merton or Monte-Carlo valuation models depending on the complexity of the underlying instrument. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

We expect to incur additional research and development costs as we continue to develop new spinal fusion products, product candidates for total joint replacements, dental applications, and other products, which may increase our total research and development expenses.

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were not significant for each of the years ended December 31, 2019 and 2018.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2019 and 2018, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Offering costs paid in cash or by issuing warrants associated with the Company’s equity fundraising activities are either recorded to additional paid in capital as a reduction of the proceeds or expensed in the case of failed offerings.

Accounting Pronouncement Adopted In 2019

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

In February 2016, the FASB updated the accounting guidance related to leases as part of a joint project with the International Accounting Standards Board (“IASB”) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new guidance effective January 1, 2019 (see Note 15), using the modified retrospective approach. Adoption of the new guidance resulted in the Company being required to record an additional operating lease right-of-use asset totaling approximately $0.7 million and liability totaling approximately $0.9 million (with $0.7 million incremental to adoption of the new guidance) on the date of adoption. Subsequent to the initial adoption of the new standard the Company amended the lease (see Note 15). The standard did not materially impact the consolidated net loss and had no impact on cash flows.

In May 2014, in addition to several amendments issued during 2016, the FASB updated the accounting guidance related to revenue from contracts with customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The Company adopted the new guidance effective January 1, 2019. The core principle of the new guidance is that a company should recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The standard defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates are often required within the revenue recognition process than were required under prior U.S. GAAP. The Company has one primary customer (see Note 14) and related contract that has one performance obligation to which revenue is allocated. Revenue under this contract is recognized when the product is shipped to the customer. The Company generally bills its customer upon shipment of the product and invoices are generally due within 30 days. The Company does provide certain rights of return, which historically have not been significant. The Company does not anticipate incurring significant incremental costs to obtain contracts with future customers. The guidance in this standard did not have a material impact on the financial statements of the Company upon adoption.

New Accounting Pronouncement, Not Yet Adopted

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements upon adoption.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of December 31,
	2019	2018
Convertible preferred stock	95,303	311,209
Common stock warrants	390,883	48,489
Common stock options	377	377
	486,563	360,075

Below are basic and diluted loss per share data for the year ended December 31, 2019, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(4,797)	$(1,346)	$(6,143)
Loss from discontinued operations	-	-	-
Gain from disposal of discontinued operations	-	-	-
Deemed dividend and accretion of a discount	(2,703)	-	(2,703)
Net loss attributable to common stockholders	$(7,500)	$(1,346)	$(8,846)

Denominator:
Number of shares used in per common share calculations:	1,555,988	-	1,555,988

Net loss per common share:
Loss from continuing operations	$(3.08)	$(0.87)	$(3.95)
Loss from discontinued operations	-	-	-
Gain from disposal of discontinued operations	-	-	-
Deemed dividend and accretion of a discount	(1.74)	-	(1.74)
Net loss attributable to common stockholders	$(4.82)	$(0.87)	$(5.69)

Below are basic and diluted loss per share data for the year ended December 31, 2018, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Loss from continuing operations	$(9,689)	$(6,899)	$(16,588)
Loss from discontinued operations	(324)	-	(324)
Gain from disposal of discontinued operations	1,361	-	1,361
Deemed dividend and accretion of a discount	(13,900)	-	(13,900)
Net loss attributable to common stockholders	$(22,552)	$(6,899)	$(29,451)

Denominator:
Number of shares used in per common share calculations:	364,602	19,253	383,855

Net loss per common share:
Loss from continuing operations	$(26.57)	$(16.64)	$(43.21)
Loss from discontinued operations	(0.89)	0.04	(0.85)
Gain from disposal of discontinued operations	3.73	(0.19)	3.54
Deemed dividend and accretion of a discount	(38.12)	1.91	(36.21)
Net loss attributable to common stockholders	$(61.85)	$(14.88)	$(76.73)

2. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2019	2018
Raw materials	$533	$624
WIP	106	47
Finished goods	-	5
	$639	$676

3. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	As of December 31,
	2019	2018
Manufacturing and lab equipment	$247	$234
Leasehold improvements	941	863
Software and computer equipment	636	745
Furniture and equipment	82	635
	1,906	2,477
Less: accumulated depreciation	(1,716)	(2,353)
	$190	$124

Depreciation expense for 2019 was approximately $0.1 million. Depreciation expense for 2018 was approximately $0.5 million, with $0.1 million from continuing operations and $0.4 million from discontinued operations.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Trademarks	$50	$50
Less: accumulated amortization	(9)	(4)
	$41	$46

Amortization expense for 2019 was approximately $5.0 thousand. Amortization expense for 2018 was approximately $0.4 million, with $4.0 thousand from continued operations and $0.396 million from discontinued operations.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of December 31, 2019 and 2018. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2019 and 2018.

	Fair Value Measurements as of December 31, 2019 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$220	$220

	Fair Value Measurements as of December 31, 2018 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,566	$1,566

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2019 and 2018. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018 (in thousands):

Common Stock Warrants
Balance as of December 31, 2017	$(1,357)
Issuance of derivatives	(7,577)
Change in fair value	7,005
Exercise of warrants	575
Other, net	(212)
Balance as of December 31, 2018	(1,566)
Issuance of derivatives	-
Change in fair value	1,303
Exercise of warrants	44
Other, net	(1)
Balance as of December 31, 2019	$(220)

Common Stock Warrants

As of December 31, 2019, and 2018, approximately $0.2 million and $1.6 million respectively, of the derivative liabilities were calculated using the Black-Scholes-Merton valuation model. As of and December 31, 2019 and 2018, no significant amount of the derivative liability was calculated using the Monte Carlo valuation model.

The assumptions used in estimating the common stock warrant liability using the Black-Scholes-Merton valuation model as of December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Weighted-average risk-free interest rate	1.62%	2.51%
Weighted-average expected life (in years)	3.4	0.9
Expected dividend yield	-%	-%
Weighted average expected volatility	64%	157%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Payroll and related expenses	$589	$388
Resterilization and repackaging costs	392	344
Other	285	106
	$1,266	$838

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

Hercules and MEF I, LP/Anson Investments Debt Exchange

On January 3, 2018, the Company entered into an Assignment Agreement (the “Assignment Agreement”) with MEF I, LP and Anson Investments Master Fund (collectively the “Assignees” and each an “Assignee”), Hercules Technology III, L.P. (“HT III”) and Hercules Capital, Inc. (“HC” and, together with HT III, “Hercules”), pursuant to which Hercules assigned to the Assignees all amounts remaining due under the Loan and Security Agreement, dated June 30, 2014, as amended, between the Company and Hercules (the “Loan and Security Agreement”) and (2) the note (the “Hercules Note”) between the Company and Hercules evidencing the amounts due under the Loan and Security Agreement. The total amount assigned by Hercules to the Assignees in the aggregate was $2.3 million and was secured by the same collateral underlying the Loan and Security Agreement. Subsequently, the Company entered into an exchange agreement pursuant to which the Assignees agreed to exchange the Hercules Term Loan obligation acquired by them for two senior secured convertible promissory notes issued by the Company, each in the principal amount of $1.1 million for an aggregate principal amount of $2.2 million, (the “Exchange Notes”). The Exchange Notes were scheduled to mature on February 3, 2019 (the “Maturity Date”). The Exchange Notes had interest at a rate of 15% per annum. The Exchange Notes were secured by a first priority security interest in substantially all of the Company assets, including intellectual property, and contained covenants restricting payments to certain of our affiliates.

On May 14, 2018, the Company closed on an underwritten public offering of units, consisting of convertible preferred stock and warrants, for gross proceeds of $15.0 million. Part of the proceeds from this offering were used to pay off the outstanding debt with MEF I, L.P and Anson Investments. The total payoff was $1.6 million, with $1.4 million in principal and $0.2 million in interest.

North Stadium Term Loan – Related Party

On July 28, 2017, the Company entered into a $2.5 million term loan (the “North Stadium Loan”) with North Stadium Investments, LLC (“North Stadium”), a company owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board. The North Stadium Loan bore interest at 10% per annum and required the Company to make monthly interest only payments from September 5, 2017 through July 5, 2018. All principal and unpaid interest (if any) under the North Stadium Loan was due and payable on July 28, 2018. The North Stadium Loan was secured by substantially all of the Company’s assets but was junior to security interest in assets encumbered by the Hercules Term Loan (see below). In connection with the North Stadium Loan the Company also issued North Stadium a warrant to purchase up to 1,833 shares of the Company’s common stock at a purchase price of $151.20 per share, subject to a 5-year term. The relative estimated value of the warrants on the date of grant approximated $0.2 million, which was being amortized as interest expense over the life of the term loan.

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

Equipment Loan

In September 2019 the Company entered into a debt arrangement with a finance company to purchase equipment. The debt balance at September 30, 2019, totaled $20 thousand. The debt incurs interest at 12%, is collateralized by the equipment and is payable in monthly payments of $1 thousand (including interest) over 36 months.

8. Equity

2019 and 2018 Preferred Stock Conversions

During 2018, Series B Convertible Preferred shareholders of the Company converted 10,926 shares of Series B Convertible Preferred Stock into 569,966 shares of common stock.

During the year ended December 31, 2019, Series B Convertible Preferred shareholders of the Company converted 3,825 shares of Series B Convertible Preferred Stock into 1,143,784 shares of common stock.

2019 and 2018 Warrant Exercise

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

During March 2018, the Company repriced 832,000 warrants dated July 8, 2016, from $12 to $2.125 (for further description see “Warrant Reprice March 2018” below). During May 2018, an additional 145,834 of the repriced warrants were exercised resulting in gross proceeds to the Company of $0.3 million.

During the year ended December 31, 2019, 35,874 warrants were exercised resulting in gross proceeds to the Company of approximately $0.1 million.

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

2019 ATM Stock Offerings

On June 4, 2019, the Company entered into an Equity Distribution Agreement, (the “Distribution Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of its common stock, having an aggregate offering price of up to $1.6 million through Maxim, as agent (the “ATM Offering”). On September 12, 2019, the Company entered into an amendment to the Distribution Agreement with Maxim, which increased the maximum aggregate offering price of the shares of the Company’s common stock from $1.6 million to $2.5 million. Subject to the terms and conditions of the Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on the Company’s instructions. The Company has no obligation to sell any of the shares and may at any time suspend offers under the Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of Shares having an aggregate offering price of $2.5 million, (ii) the termination of the Distribution Agreement by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) September 12, 2020. The Company agrees to pay Maxim a transaction fee at a fixed rate of 4.25% of the gross sales price of shares sold under the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2019, the Company raised approximately $1.5 million, net of fees, through the issuance of 527,896 shares of common stock under the Distribution Agreement with Maxim. The Company is eligible to raise an additional $0.8 million under this offering.

9. Stock-Based Compensation

The Company recorded no outstanding stock option activity for the years ended December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company had 377 options exercisable and outstanding with a weighted average exercisable price of approximately $7,447. The weighted average remaining contractual life was 5.3 years and 6.3 years as of December 31, 2019 and 2018 respectively. The options hold no intrinsic value. Total stock-based compensation expense included in the consolidated statements of operations was $2 thousand and $42 thousand for the years ended December 31, 2019 and 2018, respectively. There was no significant unrecognized stock-based compensation as of December 31, 2019 and 2018.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax expense:

	December 31,
	2019	2018
Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(7.0)%	(2.9)%
Return to provision	(11.2)%	0.0%
Equity related expenses	(5.7)%	(10.7)%
Change in valuation allowance	44.9%	17.7%
Goodwill impairment	0.0%	14.7%
Other permanent differences	0.0%	2.2%
Total income tax expense	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$48,104	$46,096
Stock-based compensation	2,918	2,918
Inventory reserve	-	-
Federal R&D credit	2,222	2,222
Accrued expenses	112	49
Depreciation	27	-
Intangibles	1	-
Other	-	98
Total deferred tax assets	53,384	51,383
Deferred tax liabilities:
Depreciation	-	(31)
Intangibles	-	(134)

Total deferred tax liabilities	-	(165)
Less valuation allowance	(53,384)	(51,352)
Net deferred tax liability	$-	$(134)

	December 31,
	2019	2018

Pre-tax book income tax at statutory rate	$(1,007)	$(1,845)
State taxes, net of federal benefit	(336)	(252)
Return to provision	(538)	4
Equity related expenses	(274)	501
Change in statutory rate	-	-
Change in valuation allowance	2,153	1,556
Other	2	36
Total income tax expense	$-	$-

As of December 31, 2019 and 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $192.8 million and $184.8 million, respectively. The federal and state net operating loss carryforwards will expire from 2024 to 2038, unless previously utilized. Additionally, the Company believes an ownership change has occurred that would trigger the limitation on usage of net operating losses imposed by Internal Revenue Code section 382. Because of this limitation, a significant portion of the net operating losses would more likely than not expire unused.

During the years ended December 31, 2019 and 2018, the Company recognized no amounts related to interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance increased by approximately $2.2 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively.

11. Commitment and Contingencies

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

12. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $0.1 million relating to retirement contributions for each of the years ended December 31, 2019 and 2018.

13. Note Receivable

On October 1, 2018, the Company completed the sale of its spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable on October 1, 2021. The note receivable includes an imputed interest rate of 10%, which totaled $915,725 as of October 31, 2018, and has a 36-month amortization. As of December 31, 2019, the net carrying value of the note receivable was $3.7 million.

14. Discontinued Operations

As explained in Note 1, on October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical The gain on the sale of the retail spine business is estimated to approximate $1.4 million, which was recognized during the year ended December 31, 2018.

The Company and CTL Medical entered in an asset purchase agreement whereby CTL Medical agreed to acquire all of the Company’s commercial spine business for total consideration of $8.5 million, which includes a $6.0 million (including interest) note receivable (See Note 13) and CTL Medical’s assumption of the Company’s $2.5 million related party note payable (see Note 7). As a result of the closing, CTL Medical is now the exclusive owner of the Company’s portfolio of metal and silicon nitride spine products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. The Company has agreed to pay the cost, if any, to re-sterilize and re-package select silicon nitride spinal inventories sold to CTL Medical if the sterilization date expires prior to CTL Medical selling the inventories to a third-party customer. On October 1, 2018 the Company estimated the sterilization and repackaging cost to approximate $0.5 million. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company in Salt Lake City. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

15. Leases

The Company leases office, warehouse and manufacturing space under a single operating lease, which lease originally expired during 2019 (see Note 1 under Accounting Pronouncements Adopted During the year ended December 31, 2019). On June 7, 2019, the lease was amended to extend the rental period through 2024 and reduce the amount of space leased from 54,428 square feet to 29,534 square feet. The new rent is effective January 1, 2020. The amended lease has two five-year extension options. As of December 31, 2019, the operating lease right-of-use asset totaled approximately $2.3 million and the operating lease liability totaled approximately $2.2 million. Amortization of right of use asset during the year ended December 31, 2019, totaled approximately $0.4 million. As of December 31, 2019, the weighted-average discount rate for the Company’s operating lease totaled 6.5%. During the year ended December 31, 2019, the Company recorded a loss of approximately $0.1 million in association with the lease amendment.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

Operating lease future minimum payments together with the present values as of December 31, 2019, are summarized as follows:

December 31, 2019
2020	$494
2021	509
2022	525
2023	540
2024	557
Total future minimum lease payments	2,625
Less amounts representing interests	(398)
Present value of lease liability	2,227

Current-portion of operating lease liability	360
Long-term portion operating lease liability	$1,867

16. Subsequent Events

Subsequent events have been evaluated through March 25, 2020, the date these financial statements were available to be issued.

As a result of the spread of the COVID-19 Coronavius, economic uncertainties have arisen across a range of industries. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customer, employees and vendors, all of which are uncertain and cannot be predicted. As of March 24, 2020, the extent to which COVUID-19 may impact our financial condition or results of operations is uncertain. Events occurring after that date have not been evaluated to determine whether a change in the financial statements would be required.

During February 2020, the Company closed on a rights offering capital raise wherein the Company’s holders of common stock, Series B Preferred Stock, and certain outstanding warrants on the date of record, obtained, at no charge, non-transferable subscription rights to purchase units (“Units”). Each Unit consisted of one share of Series C Convertible Preferred Stock (“Preferred Stock”) and 675 warrants to purchase common stock (“Warrants”). Each Unit sold for $1,000. Each share of the Preferred Stock is convertible, at the Company’s option at any time on or after the first anniversary of the expiration of the rights offering or at the option of the holder at any time, into a number of shares of our common stock equal to the quotient of the stated value of the Preferred Stock ($1,000) divided by the Conversion Price ($1.4814 per share). Each Warrant is exercisable for one share of our common stock at an exercise price of $1.50 per share from the date of issuance through its expiration five years from the date of issuance. The Warrants also contain a cashless exercise provision that allows the holder to receive 70% of the common stock otherwise available to the holder electing the $1.50 cashless exercise provision. The Company issued 9,440 Units, which includes 6,372,000 Warrants exercisable into shares of our common stock and preferred shares that are convertible into 6,372,350 shares of Common Stock, for gross proceeds of $9.4 million.

