Form 10-Q
period 2020-03-31
Sintx Technologies, Inc.
filed 2020-05-13
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

11,791,087 shares of common stock, $0.01 par value, were outstanding at May 11, 2020.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$8,224	$1,787
Account and other receivables, net of allowance of $0 and $0, respectively	106	136
Prepaid expenses and other current assets	471	310
Inventories, net	207	106
Notes receivable, current portion	1,982	1,724
Total current assets	10,990	4,063

Inventories, net	505	533
Property and equipment, net	194	190
Intangible assets, net	40	41
Long-term note receivable, net of current portion	1,361	1,944
Operating lease right-of-use-asset	2,238	2,341
Other long-term assets	35	35
Total assets	$15,363	$9,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$173	$191
Accrued liabilities	962	1,266
Derivative liabilities	826	220
Current portion of operating lease liability	372	360
Current portion of debt	7	6
Other current liabilities	23	23
Total current liabilities	2,363	2,066

Operating lease liability, net of current portion	1,782	1,867
Long term debt	10	12
Total liabilities	4,155	3,945

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 249 shares issued and outstanding at March 31, 2020 and December 31, 2019.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 232 shares and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 11,778,746 shares, and 2,434,009 shares issued and outstanding at March 31, 2020 and December 31, 2019.	118	24
Additional paid-in capital	243,999	239,256
Accumulated deficit	(232,909)	(234,078)
Total stockholders’ equity	11,208	5,202
Total liabilities and stockholders’ equity	$15,363	$9,147

The condensed consolidated balance sheet as of December 31, 2019, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Product revenue	$207	$97
Costs of revenue	166	79
Gross profit	41	18
Operating expenses:
Research and development	994	718
General and administrative	764	971
Sales and marketing	137	59
Total operating expenses	1,895	1,748
Loss from operations	(1,854)	(1,730)
Other income (expenses):
Interest expense	(1)	-
Interest income	104	122
Change in fair value of derivative liabilities	4,166	(21)
Offering costs associated with warrant derivatives	(1,246)	-
Total other income, net	3,023	101
Net income (loss) before income taxes	1,169	(1,629)
Provision for income taxes	-	-
Net income (loss)	1,169	(1,629)
Deemed dividend related to the beneficial conversion feature and accretion of a discount on preferred stock	(9,284)	-
Net loss attributable to common stockholders	$(8,115)	$(1,629)

Net loss per share – basic and diluted
Basic – net income (loss)	$0.19	$(2.24)
Basic - deemed dividend and accretion of a discount on conversion of preferred stock	(1.54)	-
Basic – attributable to common stockholders	$(1.35)	$(2.24)

Diluted – loss	$(0.37)	$(2.24)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	(1.16)	-
Diluted – attributable to common stockholders	$(1.53)	$(2.24)
Weighted average common shares outstanding:
Basic	6,020,889	726,455
Diluted	8,035,392	726,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	4,074	$-	-	$-	726,455	$7	$237,673	$(229,281)	$8,399
Net loss	-	-	-	-	-	-	-	(1,629)	(1,629)
Balance as of March 31, 2019	4,074	$-	-	$-	726,455	$7	$237,673	$(230,910)	$6,770

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	249	$-	-	$-	2,434,009	$24	$239,256	$(234,078)	$5,202
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	3,128,895	32	1,525	-	1,557
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	100	-	-	-	-
Preferred stock issued for cash	-	-	9,440	-	-	-	3,112	-	3,112
Common stock issued on conversion of preferred stock	-	-	(9,208)	-	6,215,742	62	(62)	-	-
Issuance of agent warrants	-	-	-	-	-	-	168	-	168
Beneficial conversion feature on issuance of convertible preferred stock	-	-	-	-	-	-	3,111	-	3,111
Deemed dividend related to the issuance of preferred stock	-	-	-	-	-	-	(3,111)	-	(3,111)
Accretion of convertible preferred stock discount	-	-	-	-	-	-	6,173	-	6,173
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(6,173)	-	(6,173)
Net income	-	-	-	-	-	-	-	1,169	1,169
Balance as of March 31, 2020	249	$-	232	$-	11,778,746	$118	$243,999	$(232,909)	$11,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three months Ended March 31,
	2020	2019
Cash Flow From Operating Activities
Net income (loss)	$1,169	$(1,629)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	16	26
Amortization of right of use asset	104	159
Amortization of intangible assets	1	1
Non-cash interest income	(91)	(122)
Change in fair value of derivative liabilities	(4,166)	21
Offering Costs	325	-
Bad debt expense	-	84
Changes in operating assets and liabilities:
Trade accounts receivable	30	134
Prepaid expenses and other current assets	(320)	(7)
Inventories	(73)	(57)
Accounts payable and accrued liabilities	(320)	(79)
Payments on operating lease liability	(73)	(230)
Net cash used in operating activities	(3,398)	(1,699)
Cash Flows From Investing Activities
Purchase of property and equipment	(21)	-
Proceeds from notes receivable, net of imputed interest	417	416
Net cash provided by investing activities	396	416
Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	3,112	-
Proceeds from issuance of warrant derivative liabilities	6,328	-
Payments on debt	(1)	-
Net cash provided by financing activities	9,439	-
Net increase (decrease) in cash and cash equivalents	6,437	(1,283)
Cash and cash equivalents at beginning of period	1,787	5,447
Cash and cash equivalents at end of period	$8,224	$4,164

Noncash Investing and Financing Activities
Reduction of derivative liability due to exercise of warrants	$1,556	$-
Change in par value due to conversion of preferred stock to common stock	92	-
Right-of-use assets and assumption of operating lease liability	-	659
Supplemental Cash Flow Information
Cash paid for interest	$1	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

SINTX Technologies, Inc. (“SINTX” or “the Company”) was incorporated in the state of Delaware on December 10, 1996. SINTX is an OEM ceramics company that develops and commercializes silicon nitride for medical and non-medical applications. The core strength of SINTX is the manufacturing, research, and development of silicon nitride ceramics for external partners. The Company presently manufactures silicon nitride material and components in its FDA registered and ISO 13485 certified facility. The Company believes it is the first and only manufacturer to use silicon nitride in medical applications. The Company’s products are primarily sold in the United States.

Reverse Stock Split

On July 26, 2019 the Company effected a 1 for 30 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock shares, equivalents, and per-share amounts for all periods presented in these condensed consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of March 31, 2020, the most significant estimates relate to inventory, long-lived and intangible assets, the liability for preferred stock and common stock warrants, and the derivative liabilities.

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

For the three months ended March 31, 2020 and 2019, the Company generated a net income of $1.2 million and incurred a net loss of $1.6 million, respectively, and used cash in operations of $3.4 million and $1.7 million, respectively. The Company had an accumulated deficit of $233 million and $234 million as of March 31, 2020 and December 31, 2019, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. On February 6, 2020, the Company closed on a rights offering to its stockholders of units, consisting of convertible preferred stock and warrants, for gross proceeds of $9.4 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

During the year ended December 31, 2019, the Company entered into an at-the-market (ATM) equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.5 million net of issuance cost of $0.2 million. As of March 31, 2020, the Company is eligible to raise an additional $0.8 million under this offering (see Note 8).

On October 1, 2018, the Company sold the retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows totaling $0.1 million in April 2020, the last month of the initial 18-month payment period and cash flows of $3.5 million for the following eighteen months.

Management has concluded that together with its existing capital resources and availability under its existing ATM offering and payments on the note receivable from the sale of the Spine business will be sufficient to fund operations for at least the next 12 months, or through May 2021.

Risks Related to COVID-19 Pandemic

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

Significant Accounting Policies

Except as explained below, no material changes were made to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. For the three months ended March 31, 2019, there is no difference in the number of shares and net loss used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive. The Company had potentially dilutive securities, totaling approximately 2.7 million and 0.7 million as of March 31, 2020 and 2019, respectively.

Below are basic and diluted loss per share data for the three months ended March 31, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net income (loss)	$1,169	$(4,166)	$(2,997)
Deemed dividend and accretion of a discount	(9,284)	-	(9,284)
Net loss attributable to common stockholders	$(8,115)	$(4,166)	$(12,281)

Denominator:
Number of shares used in per common share calculations:	6,020,889	2,014,503	8,035,392

Net loss per common share:
Net income (loss)	$0.19	$(0.56)	$(0.37)
Deemed dividend and accretion of a discount	(1.54)	0.38	(1.16)
Net loss attributable to common stockholders	$(1.35)	$(0.18)	$(1.53)

3. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$505	$533
WIP	207	106
	$712	$639

As of March 31, 2020, inventories totaling approximately $0.2 million and $0.5 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of March 31, 2020, that management estimates will be sold by March 31, 2021.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Trademarks	$50	$50
Less: accumulated amortization	(10)	(9)
	$40	$41

Amortization expense for the three months ended March 31, 2020, was approximately $1.3 thousand. Amortization expense for the three months ended March 31, 2019, was approximately $1.3 thousand.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of March 31, 2020 and December 31, 2019. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of March 31, 2020
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$826	$826

	Fair Value Measurements as of December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$220	$220

The Company did not have any transfers of assets and liabilities between any levels of the fair value measurement hierarchy during the three months ended March 31, 2020 and 2019 (in thousands).

Common Stock Warrants
Balance as of December 31, 2018	$(1,566)
Change in fair value	(21)
Other, net	(1)
Balance as of March 31, 2019	$(1,588)

Balance as of December 31, 2019	$(220)
Issuance of derivatives	(6,328)
Change in fair value	4,166
Exercise of warrants	1,556
Balance as of March 31, 2020	$(826)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of March 31, 2020, and December 31, 2019, approximately $0.8 million and $0.2 million of the derivative liability was calculated using the Monte Carlo Simulation valuation model and Black-Scholes-Merton valuation model, respectively.

The assumptions used in estimating the common stock warrant liability as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Weighted-average risk-free interest rate	0.37%-1.45%	1.62%
Weighted-average expected life (in years)	4.85-5.00	3.4
Expected dividend yield	-%	-%
Weighted-average expected volatility	67%-70%	64%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of debt approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Payroll and related expense	$354	$589
Resterilization and repackaging costs	332	392
Other	276	285
	$962	$1,266

7. Debt

Equipment Loan

In September 2019, the Company entered into a debt arrangement with a finance company to purchase equipment. The debt balance as of March 31, 2020, totaled $17,000. The debt incurs interest at 12%, is collateralized by the equipment and is payable in monthly payments of $1,000 (including interest) over 36 months.

8. Equity

2020 Rights Offering

During February 2020, the Company closed on a rights offering capital raise wherein the Company’s holders of common stock, Series C Preferred Stock, and certain outstanding warrants on the date of record, obtained, at no charge, non-transferable subscription rights to purchase units (“Units”). Each Unit consisted of one share of Series C Convertible Preferred Stock (“Preferred Stock”) and 675 warrants to purchase common stock (“Warrants”). Each Unit sold for $1,000. Each share of the Preferred Stock is convertible, at the Company’s option at any time on or after the first anniversary of the expiration of the rights offering or at the option of the holder at any time, into a number of shares of our common stock equal to the quotient of the stated value of the Preferred Stock ($1,000) divided by the Conversion Price ($1.4814 per share). Each Warrant is exercisable for one share of our common stock at an exercise price of $1.50 per share from the date of issuance through its expiration five years from the date of issuance. The Warrants also contain a cashless exercise provision that allows the holder to receive 70% of the common stock otherwise available under the warrant to the holder electing the cashless exercise provision. The Company issued 9,440 Units, which includes 6,372,000 Warrants exercisable into shares of our common stock and preferred shares that are convertible into 6,372,350 shares of Common Stock, for gross proceeds of $9.4 million

The Company raised $9.4 million, before consideration of issuance costs, associated with the issuance of the Units, with $3.1 million allocated to the preferred stock (with no issuance costs allocated to the preferred stock) and $5.1 million, net of issuance costs of approximately $1.2 million, allocated to the warrants. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed approximately all $1.2 million of the issuance costs.

During the three months ended March 31, 2020, Series C Convertible Preferred stockholders of the Company converted 9,208 shares of Series C Convertible Preferred Stock into 6,215,742 shares of common stock.

Also, during the three months ended March 31, 2020, holders of Warrants exercised 4,469,850 of the warrants electing to use the cashless exercise option, which resulted in the issuance of 3,128,895 shares of common stock.

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

9. Stock-Based Compensation

The Company recorded no outstanding stock option activity for the three months ended March 31, 2020. As of March 31, 2020, the Company had 377  options exercisable and outstanding with a weighted average exercisable price of approximately $7,447. The weighted average remaining contractual life was 5.1  years as of March 31, 2020. The options hold no intrinsic value. Total stock-based compensation expense included in the condensed consolidated statements of operations was $0 thousand for the three months ended March 31, 2020. There was no significant unrecognized stock-based compensation as of March 31, 2020.

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

11. Note Receivable

On October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable on October 1, 2021. The note receivable includes an imputed interest rate of 10%, which totaled $915,725 as of October 31, 2018, and has a 36-month amortization. As of March 31, 2020, the net carrying value of the note receivable was approximately $3.3 million.

12. Discontinued Operations

The Company and CTL Medical entered in an asset purchase agreement on October 1, 2018, whereby CTL Medical agreed to acquire all of the Company’s commercial spine business for total consideration of $8.5 million, which includes a $6.0 million (including interest) note receivable and CTL Medical’s assumption of the Company’s $2.5 million related party note payable to North Stadium. As a result of the closing, CTL Medical is now the exclusive owner of SINTX’s portfolio of metal and silicon nitride spine products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. The Company has agreed to pay the cost, if any, to re-sterilize and re-package select silicon nitride spinal inventories sold to CTL Medical if the sterilization date expires prior to CTL Medical selling the inventories to a third-party customer. This agreement extends for a total of 24 months, ending on September 30, 2020. The Company estimates the sterilization and repackaging cost to approximate $0.3 million at March 31, 2020. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company in Salt Lake City. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

13. Leases

The Company leases office, warehouse and manufacturing space under a single operating lease. On June 7, 2019, the lease was amended to extend the rental period through 2024 and reduce the amount of space leased from 54,428 square feet to 29,732 square feet. The new rent was effective January 1, 2020. The amended lease has two five-year extension options. As of March 31, 2020, the operating lease right-of-use asset totaled approximately $2.2 million and the operating lease liability totaled approximately $2.2 million. Non-cash operating lease expense during the three months ended March 31, 2020, totaled approximately $0.1 million. As of March 31, 2020, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

Operating lease future minimum payments together with the present values as of March 31, 2020, are summarized as follows:

Years Ending December 31,	March 31, 2020
2020	$373
2021	513
2022	528
2023	544
2024	560
Thereafter	-
Total future minimum lease payments	2,518
Less amounts representing interests	(364)
Present value of lease liability	2,154

Current-portion of operating lease liability	372
Long-term portion operating lease liability	$1,782

14. Subsequent Events

On April 28, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the PPP Loan is $390,820. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”).

The PPP Loan has a two-year term, maturing on April 28, 2022. The interest rate on the PPP Loan is 1.0% per annum. Principal and interest are payable in 18 monthly installments, beginning on November 28, 2020, until maturity with respect to any portion of the PPP Loan which is not forgiven as described below. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company is permitted to prepay or partially prepay the PPP Loan at any time with no prepayment penalties.

The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during the eight-week period that commenced on April 28, 2020 and at least 75% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender and will require the Company to apply for such treatment in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2019 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q and in other filings with the Securities and Exchange Commission we may make from time-to-time.

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

Product Revenue

We derive our product revenue primarily from the manufacture and sale of spinal fusion products used in the treatment of spine disorders to CTL Medical, with whom we entered into a 10-year exclusive sales agreement in October 2018. We are currently pursuing other sales opportunities for silicon nitride products outside the spinal fusion application and have several orders for these products. We generally recognize revenue from sales where control transfers at a point in time as the title and risk of loss passes to the customer, which is at the time the product is shipped. In general, our customer does not have rights of return or exchange.

Prior to the occurrence of the COVID-19 pandemic, we believed that our product revenue would increase as CTL Medical increased sales of silicon nitride spinal fusion products, as we secured other opportunities to manufacture third party products with silicon nitride, and as we continued to introduce new products into the market. We now expect COVID-19 to adversely impact product revenue in the first half of 2020, and potentially longer.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Product revenue	$207	$97	$110	113%
Costs of revenue	166	79	87	110%
Gross profit	41	18	23	128%
Operating expenses:
Research and development	994	718	276	38%
General and administrative	764	971	(207)	(21)%
Sales and marketing	137	59	78	132%
Total operating expenses	1,895	1,748	147	8%
Loss from operations	(1,854)	(1,730)	(124)	7%
Other income, net	3,023	101	2,922	2893%
Net income (loss) before income taxes	1,169	(1,629)	2,798	172%
Provision for income taxes	-	-	-	N/A
Net income (loss)	1,169	(1,629)	2,798	172%

Product Revenue

For the three months ended March 31, 2020, total product revenue was $0.2 million as compared to $0.1 million in the same period 2019, an increase of $0.1 million, or 113%. This increase was due to an increase in orders from CTL Amedica.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2020, our cost of revenue increased $0.1 million, or 110%, as compared to the same period in 2019. Gross profit increased $0.02 million or 128%. Both increases are primarily increase in product revenue, and the associated increase in costs of goods sold.

Research and Development Expenses

For the three months ended March 31, 2020, research and development expenses increased $0.3 million, or 38%, as compared to the same period in 2019. This increase was primarily attributable to an overall increase in R&D activity to support the Company’s strategic objective of developing new technologies and related products.

General and Administrative Expenses

For the three months ended March 31, 2020, general and administrative expenses decreased $0.2 million, or 21%, as compared to the same period in 2019. This decrease is primarily due to the decrease in external consulting costs and a reduction in bad debt expenses.

Sales and Marketing Expenses

For the three months ended March 31, 2020, sales and marketing expenses increased $0.1 million, or 132%, as compared to the same period in 2019. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Other Income, Net

For the three months ended March 31, 2020, other income increased $2.9 million, or 2,893%, as compared to the same period in 2019. This increase was primarily due to the change in the fair value of the derivative liabilities in the amount of $4.2 million offset by the decrease in income due to offering costs of $1.2 million associated with the February 2020 rights offering.

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

For the three months ended March 31, 2020  and 2019 , the Company incurred net income of $1.2 million and a net loss of $1.6 million, respectively, and used cash in operations of $3.4 million and $1.7 million, respectively. The Company had an accumulated deficit of $233 million and $231 million as of March 31, 2020 and 2019, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. On February 6, 2020, the Company closed on a rights offering to its stockholders of units, consisting of convertible preferred stock and warrants, for gross proceeds of $9.4 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

During the year ended December 31, 2019, the Company entered into an ATM equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.5 million net of issuance cost of $0.2 million. As of March 31, 2020, the Company is eligible to raise an additional $0.8 million under this offering (see Note 8).

On October 1, 2018, the Company sold the retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows totaling $0.1  million from April 1, 2020 through April 30, 2020, the last month of the initial 18-month payment period and cash flows of $3.5 million for the following eighteen months.

Management has concluded that together with its existing capital resources and availability under its existing ATM offering and payments on the note receivable from the sale of the Spine business will be sufficient to fund operations for at least the next 12 months, or through May 2021.

Risks Related to COVID-19 Pandemic

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(3,398)	$(1,699)
Net cash provided by investing activities	396	416
Net cash provided by financing activities	9,439	-
Net cash provided (used)	$6,437	$(1,283)

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.4 million during the three months ended March 31, 2020, compared to $1.7 million used during the three months ended March 31, 2019, an increase of $1.7 million. The increase in the net loss from operations, and related non-cash add backs to the net loss, was $1.2 million from 2020 when compared to 2019. The increase in cash used for operating activities during 2020 was primarily due to the $1.2 million mentioned above plus changes in the movement of working capital items during 2020 as compared to the same period in 2019 as follows: a $0.3 million increase in cash used in prepaid expenses, a $0.2 million increase in cash used in accounts payable, and a $0.1 million increase in cash used in accounts receivable, offset by a $0.1 million decrease in cash payments on operation lease liability.

Net Cash Provided by Investing Activities

Net cash provided by investing activities remained primarily unchanged at $0.4 million during the three months ended March 31, 2020, and the same period in 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9.4 million during the three months ended March 31, 2020, compared to net cash used in financing activities of $0.0 million during the same period in 2019. The $9.4 million increase was primarily attributable an increase in proceeds from rights offerings of $9.4 million.

Indebtedness

Equipment Loan

In September 2019, the Company entered into a debt arrangement with a finance company to purchase equipment. The debt balance as of March 31, 2020, totaled $0.02 million. The debt incurs interest at 12%, is collateralized by the equipment and is payable in monthly payments of $1.0 thousand (including interest) over 36 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to those policies for the year ended December 31, 2019, except as explained below in Accounting Pronouncements Adopted in 2020. The preparation of the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2020. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 26, 2020. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K, except as noted below.

We are subject to risks associated with the spread of the novel strain of coronavirus, or COVID-19.

Our operations expose us to risks associated with the spread of COVID-19, which has affected the regions in which we conduct our operations. COVID-19 has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and has put a significant strain on healthcare resources. COVID-19 is having, and we expect it will continue to have, an impact on our operations and an impact on the operations of CTL Amedica, the sole customer for our spine implant products, our collaborators, potential collaborators, third-party contractors and other entities, including governments, governmental agencies, with which we interact. To date, the most significant effects on our business have been reductions in sales of products to CTL Amedica which will result in reduced product revenue, delays in in discussions with potential collaborators, OEM customers, certain research and development activities and that many of our employees work remotely. In the future, the economic impacts of the COVID-19 outbreak could affect our business directly or indirectly. The effects on our product sales to CTL Amedica, research, development, manufacturing and commercialization activities, will be dependent on, among other things, the severity and duration of the COVID-19 outbreak as well as the impact of the outbreak on our third-party manufacturers, suppliers, subcontractors and customers. While the ultimate impact of COVID-19 on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our operations, financial performance and stock price. Any negative impacts of COVID-19, alone or in combination with others, could exacerbate risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 outbreak will negatively affect our operations, financial performance and stock price will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the outbreak and actions taken by governmental authorities and other third parties in response to the outbreak.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Certificate of Designations of Series C Preferred Stock		Form 8-K (Exhibit 3.1)	2/07/20	001-33624

4.1	Form of Common Stock Warrant		Form S-1/A	1/15/20	333-234438

4.2	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC, dated February 6, 2020		Form 8-K (Exhibit 10.1)	2/07/20	001-33624

4.3	Warrant Issued to Maxim Group LLC on February 6, 2020		Form 8-K (Exhibit 4.1)	2/07/20	001-33624

4.4	Warrant Issued to Ascendiant Capital Markets, LLC on February 6, 2020		Form 8-K (Exhibit 4.2)	2/07/20	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: May 13, 2020	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

