Form 10-Q
period 2020-06-30
Sintx Technologies, Inc.
filed 2020-08-12
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,544,308 shares of common stock, $0.01 par value, were outstanding at August 10, 2020

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$18,125	$1,787
Account and other receivables	60	136
Prepaid expenses and other current assets	403	310
Inventories, net	137	106
Notes receivable, current portion	2,119	1,724
Total current assets	20,844	4,063

Inventories, net	522	533
Property and equipment, net	232	190
Intangible assets, net	39	41
Long-term note receivable, net of current portion	778	1,944
Operating lease right-of-use-asset	2,135	2,341
Other long-term assets	35	35
Total assets	$24,585	$9,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96	$191
Accrued liabilities	1,281	1,266
Derivative liabilities	1,503	220
Current portion of operating lease liability	383	360
Current portion of debt	180	6
Other current liabilities	23	23
Total current liabilities	3,466	2,066

Operating lease liability, net of current portion	1,682	1,867
Long term debt	241	12
Total liabilities	5,389	3,945

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 126 shares and 249 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 53 shares and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 19,430,913 shares, and 2,434,009 shares issued and outstanding at June 30, 2020 and December 31, 2019.	194	24
Additional paid-in capital	255,939	239,256
Accumulated deficit	(236,937)	(234,078)
Total stockholders’ equity	19,196	5,202
Total liabilities and stockholders’ equity	$24,585	$9,147

The condensed consolidated balance sheet as of December 31, 2019, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenue	$204	$167	$411	$264
Costs of revenue	163	133	329	212
Gross profit	41	34	82	52
Operating expenses:
Research and development	1,068	836	2,061	1,554
General and administrative	826	615	1,591	1,586
Sales and marketing	131	105	268	164
Total operating expenses	2,025	1,556	3,920	3,304
Loss from operations	(1,984)	(1,522)	(3,838)	(3,252)
Other income (expenses):
Interest expense	(1)	(2)	(1)	(2)
Interest income	85	115	189	237
Change in fair value of derivative liabilities	(2,128)	631	2,037	610
Offering costs	-	-	(1,246)	-
Other income, net	-	48	-	48
Total other income (expense), net	(2,044)	792	979	893
Net loss before income taxes	(4,028)	(730)	(2,859)	(2,359)
Provision for income taxes	-	-	-	-
Net loss	(4,028)	(730)	(2,859)	(2,359)
Deemed dividend related to the beneficial conversion feature and accretion of a discount on series B preferred stock	(207)	(2,358)	(9,491)	(2,358)
Net loss attributable to common stockholders	$(4,235)	$(3,088)	$(12,350)	$(4,717)

Net loss per share – basic and diluted
Basic – net loss	$(0.33)	$(0.78)	$(0.32)	$(2.84)
Basic - deemed dividend and accretion of a discount on conversion of preferred stock	(0.02)	(2.53)	(1.05)	(2.84)
Basic – attributable to common stockholders	$(0.35)	$(3.31)	$(1.37)	$(5.68)

Diluted –net loss	$(0.33)	$(1.46)	$(0.45)	$(3.58)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	(0.02)	(2.53)	(0.84)	(2.84)
Diluted – attributable to common stockholders	$(0.35)	$(3.99)	$(1.29)	$(6.42)
Weighted average common shares outstanding:
Basic	12,120,420	931,859	9,070,655	829,724
Diluted	12,120,420	931,859	11,314,252	829,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	4,074	$-	-	$-	726,455	$7	$237,673	$(229,281)	$8,399
Common stock issued from exercise of warrants for cash	-	-	-	-	500	-	1	-	1
Common stock issued due to conversion of preferred stock	(3,337)	-	-	-	983,528	10	(10)	-	-
Stock based compensation	-	-	-	-	-	-	1	-	1
Common stock issued for cash, net of fees	-	-	-	-	144,415	1	396	-	397
Removal of derivative liability upon exercise of warrant	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	-	(2,359)	(2,359)
Balance as of June 30, 2019	737	$-	-	$-	1,854,898	$18	$238,062	$(231,640)	$6,440

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	249	$-	-	$-	2,434,009	$24	$239,256	$(234,078)	$5,202
Common stock issued for cash, net of fees	-	-	-	-	6,454,381	65	9,583	-	9,648
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	3,008	-	3,008
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	611,968	6	911	-	917
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	3,502,645	35	(35)	-	-
Preferred stock issued for cash, net of fees	-	-	9,440	-	-	-	3,112	-	3,112
Common stock issued on conversion of preferred stock	(123)	-	(9,387)	-	6,427,910	64	(64)	-	-
Issuance of agent warrants	-	-	-	-	-	-	168	-	168
Beneficial conversion feature on issuance of convertible preferred stock	-	-	-	-	-	-	3,111	-	3,111
Deemed dividend related to the issuance of preferred stock	-	-	-	-	-	-	(3,111)	-	(3,111)
Accretion of convertible preferred stock discount	-	-	-	-	-	-	6,380	-	6,380
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(6,380)	-	(6,380)
Net loss	-	-	-	-	-	-	-	(2,859)	(2,859)
Balance as of June 30, 2020	126	$-	53	$-	19,430,913	$194	$255,939	$(236,937)	$19,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flow From Operating Activities
Net loss	$(2,859)	$(2,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	34	52
Amortization of right of use asset	206	171
Amortization of intangible assets	2	2
Non-cash interest income	(172)	(237)
Change in fair value of derivative liabilities	(2,037)	(610)
Offering Costs	325	-
Bad debt expense	-	9
Changes in operating assets and liabilities:
Trade accounts receivable	76	79
Prepaid expenses and other current assets	(251)	(63)
Inventories	(20)	(5)
Accounts payable and accrued liabilities	(79)	(19)
Payments on operating lease liability	(163)	(354)
Net cash used in operating activities	(4,938)	(3,333)
Cash Flows From Investing Activities
Purchase of property and equipment	(77)	(15)
Proceeds from notes receivable, net of imputed interest	944	695
Net cash provided by investing activities	867	680
Cash Flows From Financing Activities
Proceeds from issuance of warrant derivative liabilities	6,328	-
Proceeds from issuance of common stock, net of fees	9,648	397
Proceeds from issuance of preferred stock, net of fees	3,112	-
Proceeds from issuance of common stock in connection with exercise of warrants	917	1
Proceeds from issuance of debt	406	-
Principal payments on debt	(2)	-
Net cash provided by financing activities	20,409	398
Net increase (decrease) in cash and cash equivalents	16,338	(2,255)
Cash and cash equivalents at beginning of period	1,787	5,447
Cash and cash equivalents at end of period	$18,125	$3,192

Noncash Investing and Financing Activities
Reduction of derivative liability due to exercise of warrants	$3,008	$1
Change in par value due to conversion of preferred stock to common stock	64	-
Issuance of Common Stock for the Cashless Exercise of Warrants	35
Right-of-use assets and assumption of operating lease liability	-	2,704
Supplemental Cash Flow Information
Cash paid for interest	$1	$2

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

Reverse Stock Split

On July 26, 2019 the Company effected a 1 for 30 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock shares, equivalents, and per-share amounts for all periods presented in these condensed financial statements have been adjusted retroactively to reflect the reverse stock split.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company. During the three months ended June 30, 2020, the Company dissolved its wholly owned subsidiary ST Sub, Inc. At the time of dissolution the subsidiary had no assets, liabilities, equity, or operations. The financial statements after May 8, 2020, are not consolidated.

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and, so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020. The results of operations for the six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of June 30, 2020, the most significant estimates relate to inventory, long-lived and intangible assets, the liability for preferred stock and common stock warrants, and the derivative liabilities.

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

For the six months ended June 30, 2020 and 2019, the Company incurred a net loss of $2.9 million and $2.4 million, respectively, and used cash in operations of $4.9 million and $3.3 million, respectively. The Company had an accumulated deficit of $237 million and $234 million as of June 30, 2020 and December 31, 2019, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. On February 6, 2020, the Company closed on a rights offering to its stockholders of units, consisting of convertible preferred stock and warrants, for gross proceeds of $9.4 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company of approximately $1.2 million. Additionally, during June 2020, the Company closed two registered direct offerings of shares of its common stock, priced at-the-market under Nasdaq rules, resulting in the issuance of a total of 6,100,000 shares of its common stock for gross proceeds of approximately $9.6 million, before considering issuance costs of approximately $0.8 million (see Note 8).

During the year ended December 31, 2019, the Company entered into an at-the-market (ATM) equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.7 million before deducting fees to the placement agent and other offering expenses of approximately $0.2 million. During the six month period ending June 30, 2020, the Company sold 354,500 shares of common stock, raising approximately $0.8 million deducting fees to the placement agent and other offering expenses of approximately $0.034 million. As of June 30, 2020, no funding capacity is available under the ATM. (see Note 8).

On October 1, 2018, the Company sold the retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows of approximately $3.1 million for the remaining sixteen months.

Management has concluded that together with its existing capital resources and payments on the note receivable from the sale of the Spine business will be sufficient to fund operations for at least the next 12 months, or through August 2021. In the financial statements for the year ended December 31, 2019, the Company concluded substantial doubt existed for the Company to continue as a going concern. Beginning with the period ended March 31, 2020, the Company’s position changed as a result of the capital raises outlined in Note 8.

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

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. For the three months ended June 30, 2020, there is no difference in the number of shares and net loss used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive. The Company had potentially dilutive securities, totaling approximately 1.3 million and 0.6 million as of June 30, 2020 and 2019, respectively.

Below  are basic and diluted loss per share data for the six months ended June 30, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,859)	$(2,191)	$(5,050)
Deemed dividend and accretion of a discount	(9,491)	-	(9,491)
Net loss attributable to common stockholders	$(12,350)	$(2,191)	$(14,541)

Denominator:
Number of shares used in per common share calculations:	9,070,655	2,243,597	11,314,252

Net income (loss) per common share:
Net loss	$(0.32)	$(0.13)	$(0.45)
Deemed dividend and accretion of a discount	(1.05)	0.21	(0.84)
Net income (loss) attributable to common stockholders	$(1.37)	$0.08	$(1.29)

Below  are basic and diluted loss per share data for the three months ended June 30, 2019, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(730)	$(632)	$(1,362)
Deemed dividend and accretion of a discount	(2,358)	-	(2,358)
Net loss attributable to common stockholders	$(3,088)	$(632)	$(3,720)

Denominator:
Number of shares used in per common share calculations:	931,859	-	931,859

Net loss per common share:
Net loss	$(0.78)	$(0.68)	$(1.46)
Deemed dividend and accretion of a discount	(2.53)	-	(2.53)
Net loss attributable to common stockholders	$(3.31)	$(0.68)	$(3.99)

Below  are basic and diluted loss per share data for the six months ended June 30, 2019, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,359)	$(609)	$(2,968)
Deemed dividend and accretion of a discount	(2,358)	-	(2,358)
Net loss attributable to common stockholders	$(4,717)	$(609)	$(5,326)

Denominator:
Number of shares used in per common share calculations:	829,724	-	829,724

Net loss per common share:
Net loss	$(2.84)	$(0.74)	$(3.58)
Deemed dividend and accretion of a discount	(2.84)	-	(2.84)
Net loss attributable to common stockholders	$(5.68)	$(0.74)	$(6.42)

3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$522	$533
WIP	127	106
Finished Goods	10	-
	$659	$639

As of June 30, 2020, inventories totaling approximately $0.1 million and $0.5 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of June 30, 2020, that management estimates will be sold by June 30, 2021.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Trademarks	$50	$50
Less: accumulated amortization	(11)	(9)
	$39	$41

Amortization expense for the six months ended June 30, 2020, was approximately $2.0 thousand. Amortization expense for the six months ended June 30, 2019, was approximately $2.0 thousand.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of June 30, 2020 and December 31, 2019. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of June 30, 2020
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,503	$1,503

	Fair Value Measurements as of December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$220	$220

The Company did not have any transfers of assets and liabilities between any levels of the fair value measurement hierarchy during the six months ended June 30, 2020 and 2019 (in thousands).

Common Stock Warrants
Balance as of December 31, 2018	$(1,566)
Change in fair value	610
Balance as of June 30, 2019	$(956)

Balance as of December 31, 2019	$(220)
Issuance of derivatives	(6,328)
Change in fair value	2,037
Exercise of warrants	3,008
Balance as of June 30, 2020	$(1,503)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of June 30, 2020, and December 31, 2019, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Weighted-average risk-free interest rate	0.18%-0.36%	1.62%
Weighted-average expected life (in years)	2.86-4.80	3.4
Expected dividend yield	-%	-%
Weighted-average expected volatility	68.51%-77.50%	64%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of debt approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Payroll and related expense	$603	$589
Resterilization and repackaging costs	332	392
Other	346	285
	$1,281	$1,266

7. Debt

Equipment Loan

In September 2019, the Company entered into a debt arrangement with a finance company to purchase equipment. The debt balance as of June 30, 2020, totaled $15 thousand. The debt incurs interest at 12%, is collateralized by the equipment and is payable in monthly payments of $1,000 (including interest) over 36 months.

PPP Loan

On April 28, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the PPP Loan is $0.391 million. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan has a two-year term, maturing on April 28, 2022. The term may be extended to five-years if the Lender and we agree to do so. The interest rate on the PPP Loan is 1.0% per annum. Principal and interest are payable in 18 monthly installments, beginning on November 28, 2020, until maturity with respect to any portion of the PPP Loan which is not forgiven as described below. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company is permitted to prepay or partially prepay the PPP Loan at any time with no prepayment penalties. The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during a 24-week period that commenced on April 28, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender and will require the Company to apply for such treatment in the future.

Other Debt

The Company has other debt totaling $15 thousand as of June 30, 2020 (none at December 31, 2019).

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

During the six months ended June 30, 2020, Series B Convertible Preferred stockholders of the Company converted 123 shares of Series B Convertible Preferred Stock into 91,333 shares of common stock, and Series C Convertible Preferred stockholders of the Company converted 9,387 shares of Series C Convertible Preferred Stock into 6,336,577 shares of common stock.

Also, during the six months ended June 30, 2020, holders of Warrants electing to use the cashless exercise option exercised 5,003,775 warrants, which resulted in the issuance of 3,502,645 shares of common stock. During the same period of time, holders of Warrants electing to exercise warrants for cash exercised 611,968 warrants, which resulted in the issuance of 611,968 shares of common stock, and the receipt of $0.9 million of cash.

2020 Registered Direct Offerings

During June 2020, the Company closed two registered direct offerings of shares of its common stock, priced at-the-market under Nasdaq rules, resulting in the issuance of a total of 6,100,000 shares of its common stock for gross proceeds of approximately $9.6 million, before considering issuance costs of approximately $0.8 million. On June 23, 2020, the Company entered into a Share Purchase Agreement with certain institutional purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a registered direct offering, an aggregate of 3,700,000 shares of common stock, par value $0.01 per share. The shares were sold at a negotiated purchase price of $1.50 per share for aggregate gross proceeds to the Company of approximately $5.5 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. Following the initial registered direct offering, on June 26, 2020, the Company entered into another Share Purchase Agreement with certain institutional purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of 2,400,000 shares of common stock, par value $0.01 per share. The shares were sold at a negotiated purchase price of $1.72 per share for aggregate gross proceeds to the Company of approximately $4.1 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company. See Note 14, Subsequent Events, for a description of the third and fourth registered direct offerings executed subsequent to June 30, 2020.

2019 ATM Stock Offerings

On June 4, 2019, the Company entered into an Equity Distribution Agreement, (the “Distribution Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of its common stock, having an aggregate offering price of up to $1.6 million through Maxim, as agent (the “ATM Offering”). On September 12, 2019, the Company entered into an amendment to the Distribution Agreement with Maxim, which increased the maximum aggregate offering price of the shares of the Company’s common stock from $1.6 million to $2.5 million. Subject to the terms and conditions of the Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on the Company’s instructions. The Company has no obligation to sell any of the shares and may at any time suspend offers under the Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of Shares having an aggregate offering price of $2.5 million, (ii) the termination of the Distribution Agreement by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) September 12, 2020. The Company agrees to pay Maxim a transaction fee at a fixed rate of 4.25% of the gross sales price of shares sold under the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2019, the Company raised approximately $1.7 million before deducting fees to the placement agent and other offering expenses of approximately $0.2 million, through the issuance of 527,896 shares of common stock under the Distribution Agreement with Maxim. During the six month period ending June 30, 2020, the Company sold 354,500 shares of common stock, raising approximately $0.8 million before deducting issuance fees of approximately $0.034 million. As of June 30, 2020, no funding capacity is available under the ATM.

9. Stock-Based Compensation

The Company recorded no outstanding stock option activity for the six months ended June 30, 2020. As of June 30, 2020, the Company had 377 options exercisable and outstanding with a weighted average exercisable price of approximately $7,447. The weighted average remaining contractual life was 4.8 years as of June 30, 2020. The options hold no intrinsic value. Total stock-based compensation expense included in the condensed consolidated statements of operations was $0 thousand for the six months ended June 30, 2020. There was no significant unrecognized stock-based compensation as of June 30, 2020.

10. Commitments and Contingencies

The Company has executed agreements with certain executive officers of the Company which, upon the occurrence of certain events related to a change in control, call for payments to the executives up to three times their annual salary and accelerated vesting of previously granted stock options.

From time to time, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s financial position, operating results or cash flows.

11. Note Receivable

On October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable on October 1, 2021. The note receivable includes an imputed interest rate of 10%, which totaled $915,725 as of October 31, 2018, and has a 36-month amortization. As of June 30, 2020, the net carrying value of the note receivable was approximately $2.9 million, with expected cash proceeds of $3.1 million.

12. Discontinued Operations

The Company and CTL Medical entered in an asset purchase agreement on October 1, 2018, whereby CTL Medical agreed to acquire all of the Company’s commercial spine business for total consideration of $8.5 million, which includes a $6.0 million (including interest) note receivable and CTL Medical’s assumption of the Company’s $2.5 million related party note payable to North Stadium. As a result of the closing, CTL Medical is now the exclusive owner of SINTX’s portfolio of metal and silicon nitride spine products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. The Company has agreed to pay the cost, if any, to re-sterilize and re-package select silicon nitride spinal inventories sold to CTL Medical if the sterilization date expires prior to CTL Medical selling the inventories to a third-party customer. This agreement extends for a total of 24 months, ending on September 30, 2020. The Company estimates the sterilization and repackaging cost to approximate $0.3 million at June 30, 2020. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company in Salt Lake City. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

13. Leases

The Company leases office, warehouse and manufacturing space under a single operating lease. On June 7, 2019, the lease was amended to extend the rental period through 2024 and reduce the amount of space leased from 54,428 square feet to 29,732 square feet. The new rent was effective January 1, 2020. The amended lease has two five-year extension options. As of June 30, 2020, the operating lease right-of-use asset totaled approximately $2.1 million and the operating lease liability totaled approximately $2.1 million. Non-cash operating lease expense during the six months ended June 30, 2020, totaled approximately $0.2 million. As of June 30, 2020, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

Operating lease future minimum payments together with the present values as of June 30, 2020, are summarized as follows:

Years Ending December 31,	June 30, 2020
2020	$249
2021	513
2022	528
2023	544
2024	561
Thereafter	-
Total future minimum lease payments	2,395
Less amounts representing interests	(330)
Present value of lease liability	2,065

Current-portion of operating lease liability	383
Long-term portion operating lease liability	$1,682

14. Subsequent Events

On July 9, 2020, the Company received a letter from the NASDAQ Listing Qualifications Staff notifying the Company that it has regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The letter noted that as a result of the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from June 22, 2020 to July 8, 2020, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

On July 16, 2020, the Company entered into a Share Purchase Agreement with certain institutional purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a registered direct offering, an aggregate of 1,500,000 shares of common stock, par value $0.01 per share. The shares were sold at a negotiated purchase price of $2.00 per share for aggregate gross proceeds to the Company of $3.0 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

On August 7, 2020, the Company entered into a Share Purchase Agreement with certain institutional purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a registered direct offering, an aggregate of 3,415,000 shares of common stock, par value $0.01 per share. The shares were sold at a negotiated purchase price of $2.40 per share for aggregate gross proceeds to the Company of $8.2 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

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

We recently received positive testing results from an independent study that demonstrate the potential anti-viral properties of our silicon nitride. The results suggest that silicon nitride may be useful in the reduction of the spread of COVID-19. The study results demonstrated that our unique grade of silicon nitride inactivates the SARS-CoV-2 virus within a minute after exposure and has the potential to decrease the risk of viral disease spread on surfaces. Studies have shown that coronavirus spreads between humans when an infected person coughs or sneezes. Also, the virus can remain active on a variety of commonly touched surfaces for hours to days. We believe that by incorporating our unique composition of silicon nitride into products such as face masks, and personal protective equipment, it is possible to manufacture surfaces that inactivate viral particles, thereby limiting the spread of the disease. We envision incorporating our silicon nitride into high-contact surfaces such as medical equipment, screens, countertops, and doorknobs in locations where viral persistence is a concern, such as homes, casinos, and cruise ships. We believe this anti-viral discovery will open many new opportunities for us. In composites, coatings, and mixtures, silicon nitride has maintained its antibacterial and osteogenic properties, even at small fractions. We believe that incorporating our material into a variety of commonly-touched surfaces may discourage viral spread, and contribute to global health by reducing the risk of disease. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

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

We believe that silicon nitride addresses many of the biomaterial-related limitations in medical related fields such as hip and knee replacements, dental and maxillofacial implants, sports medicine, extremities, and trauma surgery. We further believe that the inherent material properties of silicon nitride, and the ability to formulate the material in a variety of compositions, combined with precise control of the surface properties of the material, opens up a number of commercial opportunities across orthopedic surgery, neurological surgery, maxillofacial surgery, other medical disciplines, as well as commodity items such as industrial fasteners, bushings, and valves to addressing more complex demands of hypersonic missile radomes, aerospace, air-conditioning systems, beverage dispensers, touch-screen glass, and agribusiness fungicides. In the second quarter, the Company shipped three prototype orders  of industrial products totaling $7 thousand and these are believed to be the first such shipments in the Company’s history.

Components of our Results of Operations

We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Product Revenue

We derive our product revenue primarily from the manufacture and sale of spinal fusion products used in the treatment of spine disorders to CTL Medical, with whom we entered into a 10-year exclusive sales agreement in October 2018. We are currently pursuing other sales opportunities for silicon nitride products outside the spinal fusion application and have shipped new orders for these products. We generally recognize revenue from sales where control transfers at a point in time as the title and risk of loss passes to the customer, which is at the time the product is shipped. In general, our customer does not have rights of return or exchange.

Prior to the occurrence of the COVID-19 pandemic, we believed that our product revenue would increase as CTL Medical increased sales of silicon nitride spinal fusion products, as we secured other opportunities to manufacture third party products with silicon nitride, and as we continued to introduce new products into the market. We now expect COVID-19 to adversely impact product revenue from silicon nitride spinal fusion products in the second half of 2020, and potentially longer.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Product revenue	$204	$167	$37	22%	$411	$264	$147	56%
Cost of revenue	163	133	30	23%	329	212	117	55%
Gross profit	41	34	7	21%	82	52	30	58%
Gross profit %	20%	20%	0%	0%	20%	20%	0%	0%

Operating expenses:
Research and development	1,068	836	232	28%	2,061	1,554	507	33%
General and administrative	826	615	211	34%	1,591	1,586	5	0%
Sales and marketing	131	105	26	25%	268	164	104	63%
Total operating expenses	2,025	1,556	469	30%	3,920	3,304	616	19%
Loss from operations	(1,984)	(1,522)	(462)	30%	(3,838)	(3,252)	(586)	18%
Other income (expense)	(2,044)	792	(2,836)	-358%	979	893	86	10%
Net loss before taxes	(4,028)	(730)	(3,298)	452%	(2,859)	(2,359)	(500)	21%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(4,028)	$(730)	$(3,298)	452%	$(2,859)	$(2,359)	$(500)	21%

Product Revenue

For the three months ended June 30, 2020, total product revenue was $0.204 million as compared to $0.167 million in the same period 2019, an increase of $0.037 million, or 22%. This increase was due to an increase in orders from CTL Amedica and to several non-medical orders.

For the six months ended June 30, 2020, total product revenue was $0.411 million as compared to $0.264 million in the same period 2019, an increase of $0.147 million, or 56%. This increase was primarily due to an increase in orders from CTL Amedica and to some non-medical orders.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2020, our cost of revenue increased $0.030 million, or 23%, as compared to the same period in 2019. Gross profit increased $0.007 million or 21%. Both increases are primarily due to increase in product revenue, and the associated increase in costs of goods sold. Gross profit margin percentage totaled 20% for each period.

For the six months ended June 30, 2020, our cost of revenue increased $0.117 million, or 55%, as compared to the same period in 2019. Gross profit increased $0.030 million or 58%. Both increases correspond with the increase in product revenue, and the associated increase in costs of goods sold. Gross profit margin percentage totaled 20% for each period.

Research and Development Expenses

For the three months ended June 30, 2020, research and development expenses increased $0.2 million, or 28%, as compared to the same period in 2019. This increase was primarily attributable to an overall increase in R&D personnel to support the Company’s strategic objective of developing new technologies and related products.

For the six months ended June 30, 2020, research and development expenses increased $0.5 million, or 33%, as compared to the same period in 2019. This increase was primarily attributable to an increase in R&D wages for new personnel and outside research activities related to testing the anti-viral properties of silicon nitride to support the Company’s strategic objective of developing new technologies and related products.

General and Administrative Expenses

For the three months ended June 30, 2020, general and administrative expenses increased $0.2 million, or 34%, as compared to the same period in 2019. This increase is primarily due to the increase in franchise taxes, reserve increases, and a reduction of bad debt expenses that took place in the prior year.

For the six months ended June 30, 2020, general and administrative expenses had approximately no change, as compared to the same period in 2019.

Sales and Marketing Expenses

For the three months ended June 30, 2020, sales and marketing expenses increased $0.03 million, or 25%, as compared to the same period in 2019. This increase was primarily attributable to an increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

For the six months ended June 30, 2020, sales and marketing expenses increased $0.1 million, or 63%, as compared to the same period in 2019. This increase was primarily attributable to an increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Other Income, Net

For the three months ended June 30, 2020, other income decreased $2.8 million, or 358%, as compared to the same period in 2019. This decrease was primarily due to the change in the fair value of the derivative liabilities in the amount of $2.8 million.

For the six months ended June 30, 2020, other income increased $0.1 million, or 10%, as compared to the same period in 2019. This increase was primarily due to the change in the fair value of the derivative liabilities in the amount of $1.4 million offset by the decrease in income due to offering costs of $1.2 million associated with the February 2020 rights offering and interest income of $0.1 million.

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

For the six months ended June 30, 2020 and 2019, the Company incurred a net loss of $2.9 million and a net loss of $2.4 million, respectively, and used cash in operations of $4.9 million and $3.3 million, respectively. The Company had an accumulated deficit of $237 million and $234 million as of June 30, 2020 and December 31, 2019, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and we believe the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications. For instance, we recently received positive testing results from an independent study that demonstrate the potential anti-viral properties of our silicon nitride. We believe that we may be able to apply our silicon nitride powder to personal protection products, such as face masks, gowns and gloves, resulting in inactivation of viruses that come into contact with the items.

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. On February 6, 2020, the Company closed on a rights offering to its stockholders of units, consisting of convertible preferred stock and warrants, for gross proceeds of $9.4 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company. Additionally, during June 2020, the Company closed two registered direct offerings of shares of its common stock, priced at-the-market under Nasdaq rules, resulting in the issuance of a total of 6,100,000 shares of its common stock for gross proceeds of approximately $9,600,000, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

During the year ended December 31, 2019, the Company entered into an ATM equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.7 million before considering issuance costs. During the six month period ending June 30, 2020, the Company sold 354,500 shares of common stock, raising approximately $0.8 million before considering issuance costs. As a result of the sales during the first half of 2020 there are no longer any funds available to the Company under the ATM.

On October 1, 2018, the Company sold the retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows $3.1  million for the remaining sixteen months

Management has concluded that together with its existing capital resources and payments on the note receivable from the sale of the Spine business will be sufficient to fund operations for at least the next 12 months, or through August 2021.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(4,938)	$(3,333)
Net cash provided by investing activities	867	680
Net cash provided by financing activities	20,409	398
Net cash provided (used)	$16,338	$(2,255)

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.9 million during the six months ended June 30, 2020, compared to $3.3 million used during the six months ended June 30, 2019, an increase of $1.6 million. The increase in the net loss from operations, and related non-cash add backs to the net loss, was $1.5 million from 2020 when compared to 2019. The increase in cash used for operating activities during 2020 was primarily due to the $1.5 million mentioned above plus changes in the movement of working capital items during 2020 as compared to the same period in 2019 as follows: a $0.2 million increase in cash used in prepaid expenses, and a $0.1 million increase in cash used in accounts payable, offset by a $0.2 million decrease in cash payments on operation lease liability.

Net Cash Provided by Investing Activities

Net cash provided by investing activities increased by $0.2 million during the six months ended June 30, 2020, as compared to the same period in 2019. This increase was primarily due to an increase in proceeds from notes receivable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20.4 million during the six months ended June 30, 2020, compared to net cash provided by financing activities of $0.4 million during the same period in 2019. The $20.0 million increase was primarily attributable an increase in proceeds from rights offerings of $9.4 million, an increase in proceeds from issuance of common stock in the amount of $9.3 million, an increase in proceeds of $0.9 million from warrants exercised for cash, and $0.4 million increase from the issuance of debt.

Indebtedness

Equipment Loan

In September 2019, the Company entered into a debt arrangement with a finance company to purchase equipment. The debt balance as of June 30, 2020, totaled $0.02 million. The debt incurs interest at 12%, is collateralized by the equipment and is payable in monthly payments of $1.0 thousand (including interest) over 36 months.

PPP Loan

On April 28, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the PPP Loan is $0.391 million. The PPP Loan has a two-year term, maturing on April 28, 2022. The term may be extended to five-years if the Lender and we agree to do so. The interest rate on the PPP Loan is 1.0% per annum. Principal and interest are payable in 18 monthly installments, beginning on November 28, 2020, until maturity with respect to any portion of the PPP Loan which is not forgiven as described below. The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during a 24-week period that commenced on April 28, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. Any forgiveness of the PPP Loan will be subject to approval by the SBA and the Lender and will require the Company to apply for such treatment in the future.

Other Debt

The Company has other debt totaling $15 thousand as of June 30, 2020 (none at December 31, 2019).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to those policies for the six months ended June 30, 2020. The preparation of the condensed financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes, contingencies, valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed financial statements.

New Accounting Pronouncements

No new accounting pronouncements have been adopted during the six months ended June 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2020. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trading volume in our shares of common stock on the Nasdaq Stock Market and our recent Registered Direct common stock offerings and other sales of our Common Stock may trigger an event of default under the PPP Loan.

On April 28, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the PPP Loan is $390,820.00. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The PPP Loan provides for customary events of default.

Our silicon nitride may not be effective in the reduction of the spread of COVID-19.

There is no guarantee that our silicon nitride will be effective in the reduction of the spread of COVID-19 by inactivating the SARS-CoV-2 virus or that we will be able to commercialize our silicon nitride for that purpose.

We may not be successful in utilizing silicon nitride in products

Although we have received positive results suggesting that it may be possible to utilize silicon nitride in products to help reduce the spread of COVID-19, there is no assurance that we will be able to integrate silicon nitride into products, or that even if we are able to do so, we will achieve positive results. Production of products for this purpose has not begun, and we may determine that it is not feasible to produce products in the desired manner, or that such products will decrease the viral disease spread on surfaces. In addition, there is significant competition from other companies trying to develop products to help treat the spread of COVID-19; many of these companies have greater resources than we do and we may not be able to successfully compete against them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Form of Share Purchase Agreement dated June 23, 2020		Form 8-K Exhibit 99.1	6/24/20	001-33624

10.2	Form of share Purchase Agreement dated June 26, 2020		Form 8-K Exhibit 99.1	6/29/20	001-33624

10.3	Promissory Note dated April 28, 2020 between SINTX Technologies, Inc. and First State Community Bank		Form 8-K Exhibit 10.1	4/30/20	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: August 12, 2020	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

