Form 10-Q
period 2020-09-30
Sintx Technologies, Inc.
filed 2020-11-16
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

25,551,059 shares of common stock, $0.01 par value, were outstanding at November 10, 2020

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$27,050	$1,787
Account and other receivables	49	136
Prepaid expenses and other current assets	225	310
Inventories, net	74	106
Notes receivable, current portion	2,189	1,724
Total current assets	29,587	4,063

Inventories, net	461	533
Property and equipment, net	287	190
Intangible assets, net	37	41
Long-term note receivable, net of current portion	194	1,944
Operating lease right-of-use-asset	2,031	2,341
Other long-term assets	36	35
Total assets	$32,633	$9,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$157	$191
Accrued liabilities	946	1,266
Derivative liabilities	1,600	220
Current portion of operating lease liability	393	360
Current portion of debt	238	6
Other current liabilities	25	23
Total current liabilities	3,359	2,066

Operating lease liability, net of current portion	1,580	1,867
Long term debt	158	12
Total liabilities	5,097	3,945

Commitments and contingencies

Stockholders’ Equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares and 249 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 51 shares and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 24,551,059 shares, and 2,434,009 shares issued and outstanding at September 30, 2020 and December 31, 2019.	246	24
Additional paid-in capital	266,665	239,256
Accumulated deficit	(239,375)	(234,078)
Total stockholders’ equity	27,536	5,202
Total liabilities and stockholders’ equity	$32,633	$9,147

The condensed consolidated balance sheet as of December 31, 2019, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product revenue	$66	$173	$478	$437
Costs of revenue	53	151	382	364
Gross profit	13	22	96	73
Operating expenses:
Research and development	1,432	869	3,494	2,557
General and administrative	827	714	2,418	2,166
Sales and marketing	182	139	450	303
Total operating expenses	2,441	1,722	6,362	5,026
Loss from operations	(2,428)	(1,700)	(6,266)	(4,953)
Other income (expenses):
Interest expense	(1)	(1)	(2)	(3)
Interest income	78	111	267	349
Change in fair value of derivative liabilities	(287)	144	1,750	754
Offering costs	-	-	(1,246)	-
Other income, net	201	-	201	48
Total other income (expense), net	(9)	254	970	1,148
Net loss before income taxes	(2,437)	(1,446)	(5,296)	(3,805)
Provision for income taxes	-	-	-	-
Net loss	(2,437)	(1,446)	(5,296)	(3,805)
Deemed dividend related to the beneficial conversion feature and accretion of a discount on series B preferred stock	(74)	(345)	(9,565)	(2,703)
Net loss attributable to common stockholders	$(2,511)	$(1,791)	$(14,861)	$(6,508)

Net loss per share – basic and diluted
Basic – net loss	$(0.11)	$(0.68)	$(0.39)	$(3.00)
Basic - deemed dividend and accretion of a discount on conversion of preferred stock	-	(0.16)	(0.70)	(2.13)
Basic – attributable to common stockholders	$(0.11)	$(0.84)	$(1.09)	$(5.13)

Diluted –net loss	$(0.11)	$(0.75)	$(0.49)	$(3.59)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	-	(0.16)	(0.63)	(2.13)
Diluted – attributable to common stockholders	$(0.11)	$(0.91)	$(1.12)	$(5.72)
Weighted average common shares outstanding:
Basic	22,774,263	2,127,293	13,671,866	1,269,106
Diluted	22,774,263	2,127,293	15,094,276	1,269,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	4,074	$-	-	$-	726,455	$7	$237,673	$(229,281)	$8,399
Net loss	-	-	-	-	-	-	-	(1,629)	(1,629)
Balance as of March 31, 2019	4,074	-	-	-	726,455	7	237,673	(230,910)	6,770
Common stock issued from exercise of warrants for cash	-	-	-	-	500	-	2	-	2
Common stock issued due to conversion of preferred stock	(3,337)	-	-	-	983,528	10	(10)	-	-
Stock based compensation	-	-	-	-	-	-	1	-	1
Common stock issued for cash, net of fees	-	-	-	-	144,415	1	395	-	396
Removal of derivative liability upon exercise of warrant	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	-	(730)	(730)
Balance as of June 30, 2019	737	-	-	-	1,854,898	18	238,062	(231,640)	6,440
Common stock issued from exercise of warrants for cash	-	-	-	-	35,374	-	101	-	101
Common stock issued for cash, net of fees	-	-	-	-	313,463	4	886	-	890
Common stock issued due to conversion of preferred stock	(488)	-	-	-	160,256	2	(2)	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-
Removal of derivative liability upon exercise of warrant	-	-	-	-	-	-	43	-	43
Net loss	-	-	-	-	-	-	-	(1,446)	(1,446)
Balance as of September 30, 2019	249	$-	-	$-	2,363,991	$24	$239,090	$(233,086)	$6,028

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	249	$-	-	$-	2,434,009	$24	$239,256	$(234,078)	$5,202
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	1,557	-	1,557
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	100	-	-	-	-
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	3,128,895	32	(32)	-	-
Preferred stock issued for cash, net of fees	-	-	9,440	-	-	-	3,112	-	3,112
Common stock issued on conversion of preferred stock	-	-	(9,208)	-	6,215,742	62	(62)	-	-
Issuance of agent warrants	-	-	-	-	-	-	168	-	168
Beneficial conversion feature on issuance of convertible preferred stock	-	-	-	-	-	-	3,111	-	3,111
Deemed dividend related to the issuance of preferred stock	-	-	-	-	-	-	(3,111)	-	(3,111)
Accretion of convertible preferred stock discount	-	-	-	-	-	-	6,173	-	6,173
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(6,173)	-	(6,173)
Net income	-	-	-	-	-	-	-	1,169	1,169
Balance as of March 31, 2020	249	-	232	-	11,778,746	118	243,999	(232,909)	11,208
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	1,451	-	1,451
Common stock issued for cash, net of fees	-	-	-	-	6,454,381	65	9,583	-	9,648
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	373,750	3	(3)	-	-
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	611,868	6	911	-	917
Common stock issued on conversion of preferred stock	(123)	-	(179)	-	212,168	2	(2)	-	-
Accretion of convertible preferred stock discount	-	-	-	-	-	-	207	-	207
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(207)	-	(207)
Net loss	-	-	-	-	-	-	-	(4,028)	(4,028)
Balance as of June 30, 2020	126	-	53	-	19,430,913	194	255,939	(236,937)	19,196
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	190	-	190
Stock based compensation	-	-	-	-	-	-	29	-	29
Common stock issued for cash, net of fees	-	-	-	-	4,915,000	50	10,318	-	10,368
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	1,890	-	-	-	-
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	127,650	1	190	-	191
Common stock issued on conversion of preferred stock	(100)	-	(2)	-	75,606	1	(1)	-	-
Accretion of convertible preferred stock discount	-	-	-	-	-	-	74	-	74
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(74)	-	(74)
Net loss	-	-	-	-	-	-	-	(2,438)	(2,438)
Balance as of September 30, 2020	26	$-	51	$-	24,551,059	$246	$266,665	$(239,375)	$27,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flow From Operating Activities
Net loss	$(5,296)	$(3,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	54	79
Amortization of right of use asset	310	264
Amortization of intangible assets	4	4
Non-cash interest income	(242)	(344)
Stock based compensation	29	2
Change in fair value of derivative liabilities	(1,750)	(754)
Offering Costs	325	-
Bad debt expense	-	(3)
Changes in operating assets and liabilities:
Trade accounts receivable	87	154
Prepaid expenses and other current assets	(73)	33
Inventories	104	(35)
Accounts payable and accrued liabilities	(353)	83
Payments on operating lease liability	(254)	(557)
Net cash used in operating activities	(7,055)	(4,879)
Cash Flows From Investing Activities
Purchase of property and equipment	(151)	(141)
Proceeds from notes receivable, net of imputed interest	1,528	1,111
Net cash provided by investing activities	1,377	970
Cash Flows From Financing Activities
Proceeds from issuance of warrant derivative liabilities	6,328	103
Proceeds from issuance of common stock, net of fees	20,015	1,285
Proceeds from issuance of preferred stock, net of fees	3,112	-
Proceeds from issuance of common stock in connection with exercise of warrants	1,109	-
Proceeds from issuance of debt	406	-
Principal payments on debt	(29)	-
Net cash provided by financing activities	30,941	1,388
Net increase (decrease) in cash and cash equivalents	25,263	(2,521)
Cash and cash equivalents at beginning of period	1,787	5,447
Cash and cash equivalents at end of period	$27,050	$2,926

Noncash Investing and Financing Activities
Reduction of derivative liability due to exercise of warrants	$3,197	$44
Change in par value due to conversion of preferred stock to common stock	65	-
Issuance of Common Stock for the Cashless Exercise of Warrants	35	-
Right-of-use assets and assumption of operating lease liability	-	2,704
Supplemental Cash Flow Information
Cash paid for interest	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

SINTX Technologies, Inc. (“SINTX” or “the Company”) was incorporated in the state of Delaware on December 10, 1996. SINTX is an OEM ceramics company that develops and commercializes silicon nitride for medical and non-medical applications. The core strength of SINTX is the manufacturing, research, and development of silicon nitride ceramics for external partners. The Company presently manufactures silicon nitride material and components in its FDA registered and ISO 13485:2016 certified facility. The Company believes it is the first and only manufacturer to use silicon nitride in medical applications. The Company’s products are primarily sold in the United States.

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company. In May 2020, the Company dissolved its wholly owned subsidiary ST Sub, Inc. At the time of dissolution the subsidiary had no assets, liabilities, equity, or operations. The financial statements after May 8, 2020, are not consolidated.

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020. The results of operations for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of September 30, 2020, the most significant estimates relate to inventory, long-lived and intangible assets, the liability for preferred stock and common stock warrants, and the derivative liabilities.

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

For the nine months ended September 30, 2020 and 2019, the Company incurred a net loss of $5.3 million and $3.8  million, respectively, and used cash in operations of $7.1 million and $4.9 million, respectively. The Company had an accumulated deficit of $239 million and $234 million  as of September 30, 2020 and December 31, 2019, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. On February 6, 2020, the Company closed on a rights offering to its stockholders of units, consisting of convertible preferred stock and warrants, for gross proceeds of $9.4 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company of approximately $1.2 million. Additionally, during the period of June 2020 through August 2020, the Company closed four registered direct offerings of shares of its common stock, priced at-the-market under Nasdaq rules, resulting in the issuance of a total of 11,015,000  shares of its common stock for gross proceeds of approximately $20.9  million, before considering issuance costs of approximately $1.6  million (see Note 8).

During the year ended December 31, 2019, the Company entered into an at-the-market (ATM) equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.7 million before deducting fees to the placement agent and other offering expenses of approximately $0.2 million. During the nine month period ending September 30, 2020, the Company sold 354,500 shares of common stock, raising approximately $0.8 million deducting fees to the placement agent and other offering expenses of approximately $0.034 million. As of September 30, 2020, no funding capacity is available under the ATM. (see Note 8).

On October 1, 2018, the Company sold the retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows of approximately $2.5  million for the remaining thirteen months.

Management has concluded that together with its existing capital resources and payments on the note receivable from the sale of the Spine business will be sufficient to fund operations for at least the next 12 months, or through November 2021. In the financial statements for the year ended December 31, 2019, the Company concluded substantial doubt existed for the Company to continue as a going concern. Beginning with the period ended March 31, 2020, the Company’s position changed as a result of the capital raises outlined in Note 8.

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

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. For the three months ended September 30, 2020, there is no difference in the number of shares and net loss used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive. The Company had potentially dilutive securities, totaling approximately 1.6  million and 0.5  million as of September 30, 2020 and 2019, respectively.

Below  are basic and diluted loss per share data for the three months ended September 30, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,437)	$-	$(2,437)
Deemed dividend and accretion of a discount	(74)	-	(74)
Net loss attributable to common stockholders	$(2,511)	$-	$(2,511)

Denominator:
Number of shares used in per common share calculations:	22,774,263	-	22,774,263

Net loss per common share:
Net loss	$(0.11)	$-	$(0.11)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.11)	$-	$(0.11)

Below  are basic and diluted loss per share data for the nine months ended September 30, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(5,296)	$(2,073)	$(7,369)
Deemed dividend and accretion of a discount	(9,565)	-	(9,565)
Net loss attributable to common stockholders	$(14,861)	$(2,073)	$(16,934)

Denominator:
Number of shares used in per common share calculations:	13,671,866	1,422,410	15,094,276

Net income (loss) per common share:
Net loss	$(0.39)	$(0.10)	$(0.49)
Deemed dividend and accretion of a discount	(0.70)	0.07	(0.63)
Net income (loss) attributable to common stockholders	$(1.09)	$(0.03)	$(1.12)

Below  are basic and diluted loss per share data for the three months ended September 30, 2019, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(1,446)	$(144)	$(1,590)
Deemed dividend and accretion of a discount	(345)	-	(345)
Net loss attributable to common stockholders	$(1,791)	$(144)	$(1,935)

Denominator:
Number of shares used in per common share calculations:	2,127,293	-	2,127,293

Net loss per common share:
Net loss	$(0.68)	$(0.07)	$(0.75)
Deemed dividend and accretion of a discount	(0.16)	-	(0.16)
Net loss attributable to common stockholders	$(0.84)	$(0.07)	$(0.91)

Below  are basic and diluted loss per share data for the nine months ended September 30, 2019, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(3,805)	$(753)	$(4,558)
Deemed dividend and accretion of a discount	(2,703)	-	(2,703)
Net loss attributable to common stockholders	$(6,508)	$(753)	$(7,261)

Denominator:
Number of shares used in per common share calculations:	1,269,106	-	1,269,106

Net loss per common share:
Net loss	$(3.00)	$(0.59)	$(3.59)
Deemed dividend and accretion of a discount	(2.13)	-	(2.13)
Net loss attributable to common stockholders	$(5.13)	$(0.59)	$(5.72)

3. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$461	$533
WIP	72	106
Finished Goods	2	-
	$535	$639

As of September 30, 2020, inventories totaling approximately $0.1 million and $0.5 million  were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of September 30, 2020, that management estimates will be sold by September 30, 2021.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Trademarks	$50	$50
Less: accumulated amortization	(13)	(9)
	$37	$41

Amortization expense for the nine months ended September 30, 2020, was approximately $4.0  thousand. Amortization expense for the nine months ended September 30, 2019, was approximately $4.0  thousand.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of September 30, 2020 and December 31, 2019. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements as of September 30, 2020
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,600	$1,600

	Fair Value Measurements as of December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$220	$220

The Company did not have any transfers of assets and liabilities between any levels of the fair value measurement hierarchy during the nine months ended September 30, 2020 and 2019 (in thousands).

Common Stock Warrants
Balance as of December 31, 2018	$(1,566)
Change in fair value	754
Exercise of warrants	44
Other, net	(1)
Balance as of September 30, 2019	$(769)

Balance as of December 31, 2019	$(220)
Issuance of derivatives	(6,328)
Change in fair value	1,750
Exercise of warrants	3,197
Other, net	1
Balance as of September 30, 2020	$(1,600)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of September 30, 2020, and December 31, 2019, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Weighted-average risk-free interest rate	0.16%-0.28%	1.62%
Weighted-average expected life (in years)	2.61-4.36	3.4
Expected dividend yield	-%	-%
Weighted-average expected volatility	139.17%-160.7%	64%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of debt approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31,2019
Payroll and related expense	$646	$589
Resterilization and repackaging costs	52	392
Other	248	285
	$946	$1,266

7. Debt

Equipment Loan

In September 2019, the Company entered into a debt arrangement with a finance company to purchase equipment. The debt balance was paid in full during the third quarter 2020.

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

During the nine months ended September 30, 2020, Series B Convertible Preferred stockholders of the Company converted 223 shares of Series B Convertible Preferred Stock into 165,586 shares of common stock, and Series C Convertible Preferred stockholders of the Company converted 9,389 shares of Series C Convertible Preferred Stock into 6,337,930 shares of common stock.

Also, during the nine months ended September 30, 2020, holders of Warrants electing to use the cashless exercise option exercised 5,006,475 warrants, which resulted in the issuance of 3,504,535 shares of common stock. During the same period of time, holders of Warrants electing to exercise warrants for cash exercised 739,618 warrants, which resulted in the issuance of 739,618 shares of common stock, and the receipt of $1.1 million of cash.

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

On August 4, 2020, the Company entered into a Share Purchase Agreement with certain institutional purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a registered direct offering, an aggregate of 3,415,000 shares of common stock, par value $0.01 per share. The shares were sold at a negotiated purchase price of $2.40 per share for aggregate gross proceeds to the Company of $8.2 million, before deducting fees to the placement agent and other estimated offering expenses payable by the Company.

2019 ATM Stock Offerings

On June 4, 2019, the Company entered into an Equity Distribution Agreement, (the “Distribution Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of its common stock, having an aggregate offering price of up to $1.6 million through Maxim, as agent (the “ATM Offering”). On September 12, 2019, the Company entered into an amendment to the Distribution Agreement with Maxim, which increased the maximum aggregate offering price of the shares of the Company’s common stock from $1.6 million to $2.5 million. Subject to the terms and conditions of the Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on the Company’s instructions. The Company has no obligation to sell any of the shares and may at any time suspend offers under the Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of Shares having an aggregate offering price of $2.5 million, (ii) the termination of the Distribution Agreement by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) September 12, 2020. The Company agrees to pay Maxim a transaction fee at a fixed rate of 4.25% of the gross sales price of shares sold under the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2019, the Company raised approximately $1.7 million before deducting fees to the placement agent and other offering expenses of approximately $0.2 million, through the issuance of 527,896 shares of common stock under the Distribution Agreement with Maxim. During the nine month period ending September 30, 2020, the Company sold 354,500 shares of common stock, raising approximately $0.8 million before deducting issuance fees of approximately $0.034 million. As of September 30, 2020, no funding capacity is available under the ATM.

9. Stock-Based Compensation

During the three months ended September 30, 2020 the shareholders approved the 2020 Equity Incentive Plan. The 2020 Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and performance share awards to employees, officers, consultants, advisors, non-employee directors and independent contractors designated by either the board of directors of the Company or if so authorized by the board of directors, the Compensation Committee (the “Committee”) of the Board of Directors. Under the 2020 Plan, the maximum number of shares of common stock which may be issued, subject to adjustment as described below, is 1,902,520 shares of common stock, which includes 2,520 shares that have been rolled over from our 2012 Plan, as amended.

A summary  of the Company’s outstanding stock option activity for the nine months ended September 30, 2020 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2019	377	$7,446.69	5.3	$-
Granted	515,017	0.47	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of September 30, 2020	515,394	$5.90	9.6	$746,774
Exercisable as of September 30, 2020	377	$7,446.69	4.6	$-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility the Company. The expected term was calculated utilizing the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees during the nine months ended September 30, 2020.

Nine Months Ended
September 30, 2020
Weighted-average risk-free interest rate	0.34%
Weighted-average expected life (in years)	10.0
Expected dividend yield	-%
Weighted-average expected volatility	129.69%

Unrecognized stock-based compensation as of September 30, 2020 is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$204	2.6

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

11. Note Receivable

On October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable on October 1, 2021. The note receivable includes an imputed interest rate of 10%, which totaled $915,725 as of October 31, 2018, and has a 36-month amortization. As of September 30, 2020, the net carrying value of the note receivable was approximately $2.4  million, with expected cash proceeds of $2.5 million.

12. Discontinued Operations

The Company and CTL Medical entered in an asset purchase agreement on October 1, 2018, whereby CTL Medical agreed to acquire all of the Company’s commercial spine business for total consideration of $8.5 million, which includes a $6.0 million (including interest) note receivable and CTL Medical’s assumption of the Company’s $2.5 million related party note payable to North Stadium. As a result of the closing, CTL Medical is now the exclusive owner of SINTX’s portfolio of metal and silicon nitride spine products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. The Company has agreed to pay the cost, if any, to re-sterilize and re-package select silicon nitride spinal inventories sold to CTL Medical if the sterilization date expires prior to CTL Medical selling the inventories to a third-party customer. This agreement extends for a total of 24 months, ending on September 30, 2020. The Company estimates the sterilization and repackaging cost to approximate $0.1  million at September 30, 2020. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company in Salt Lake City. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

13. Leases

The Company leases office, warehouse and manufacturing space under a single operating lease. On June 7, 2019, the lease was amended to extend the rental period through 2024 and reduce the amount of space leased from 54,428 square feet to 29,732 square feet. The new rent was effective January 1, 2020. The amended lease has two five-year extension options. As of September 30, 2020, the operating lease right-of-use asset totaled approximately $2.0 million and the operating lease liability totaled approximately $2.0 million. Non-cash operating lease expense during the nine months ended September 30, 2020, totaled approximately $0.3  million. As of September 30, 2020, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

Operating lease future minimum payments together with the present values as of September 30, 2020, are summarized as follows:

Years Ending December 31,	September 30, 2020
2020	$124
2021	513
2022	528
2023	544
2024	561
Thereafter	-
Total future minimum lease payments	2,270
Less amounts representing interests	(297)
Present value of lease liability	1,973

Current-portion of operating lease liability	393
Long-term portion operating lease liability	$1,580

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

We recently received positive testing results from an independent study that demonstrate the potential anti-viral properties of our silicon nitride. The results suggest that silicon nitride may be useful in the reduction of the spread of COVID-19. The study results demonstrated that our unique grade of silicon nitride inactivates the SARS-CoV-2 virus within a minute after exposure and has the potential to decrease the risk of viral disease spread on surfaces. Studies have shown that coronavirus spreads between humans when an infected person coughs or sneezes. Also, the virus can remain active on a variety of commonly touched surfaces for hours to days. We believe that by incorporating our unique composition of silicon nitride into products such as face masks, and personal protective equipment, it is possible to manufacture surfaces that inactivate viral particles, thereby limiting the spread of the disease. We envision incorporating our silicon nitride into high-contact surfaces such as medical equipment, screens, countertops, and doorknobs in locations where viral persistence is a concern, such as homes, casinos, and cruise ships. We believe this anti-viral discovery will open many new opportunities for us. In composites, coatings, and mixtures, silicon nitride has maintained its antibacterial and osteogenic properties, even at small fractions. We believe that incorporating our material into a variety of commonly touched surfaces may discourage viral spread, and contribute to global health by reducing the risk of disease. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

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

The sale of our spine implant business to CTL Medical enables us to now focus on our core competencies. These include research and development of silicon nitride and the design and manufacture of medical and nonmedical products manufactured from silicon nitride and other ceramic materials for our own account and in collaboration with other medical device manufacturers. We are targeting original equipment manufacturer (“OEM”) – including CTL Medical - and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as coating products with silicon nitride, hip and knee replacements, dental and maxillofacial implants, extremities, trauma, bearings, automotive and aerospace components, cutting tools, and a wide range of antipathogenic applications. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride.

We believe that silicon nitride addresses many of the biomaterial-related limitations in medical related fields such as hip and knee replacements, dental and maxillofacial implants, sports medicine, extremities, and trauma surgery. We further believe that the inherent material properties of silicon nitride, and the ability to formulate the material in a variety of compositions, combined with precise control of the surface properties of the material, opens up a number of commercial opportunities across orthopedic surgery, neurological surgery, maxillofacial surgery, other medical disciplines, as well as commodity items such as industrial fasteners, bushings, and valves to addressing more complex demands of hypersonic missile radomes, aerospace, air-conditioning systems, beverage dispensers, touch-screen glass, and agribusiness fungicides. In the second quarter, the Company shipped three prototype orders of industrial products totaling $7 thousand.

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

Prior to the occurrence of the COVID-19 pandemic, we believed that our product revenue would increase as CTL Medical increased sales of silicon nitride spinal fusion products, as we secured other opportunities to manufacture third party products with silicon nitride, and as we continued to introduce new products into the market. We now expect COVID-19 to adversely impact product revenue from silicon nitride spinal fusion products for the remainder of 2020, and potentially longer.

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

We expect to incur additional research and development costs as we continue to develop new spinal fusion products, product candidates for total joint replacements, dental applications, antipathogenic products, and other products which may increase our total research and development expenses.

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

RESULTS OF OPERATIONS

The following  is a tabular presentation of our unaudited condensed consolidated operating results for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change	2020	2019	Change	Change
Product revenue	$66	$173	$(107)	-62%	$478	$437	$41	9%
Cost of revenue	53	151	(98)	-65%	382	364	18	5%
Gross profit	13	22	(9)	-41%	96	73	23	32%
Gross profit %	20%	13%	7%	54%	20%	17%	3%	20%

Operating expenses:
Research and development	1,432	869	563	65%	3,494	2,557	937	37%
General and administrative	827	714	113	16%	2,418	2,166	252	12%
Sales and marketing	182	139	43	31%	450	303	147	49%
Total operating expenses	2,441	1,722	719	42%	6,362	5,026	1,336	27%
Loss from operations	(2,428)	(1,700)	(728)	43%	(6,266)	(4,953)	(1,313)	27%
Other income (expense)	(9)	254	(263)	-104%	970	1,148	(178)	-16%
Net loss before taxes	(2,437)	(1,446)	(991)	69%	(5,296)	(3,805)	(1,491)	39%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(2,437)	$(1,446)	$(991)	69%	$(5,296)	$(3,805)	$(1,491)	39%

Product Revenue

For the three months ended September 30, 2020, total product revenue was $0.066 million as compared to $0.173 million in the same period 2019, a decrease of $0.107 million, or -62%. This decrease was due to reduction in orders from CTL Amedica.

For the nine months ended September 30, 2020, total product revenue was $0.478 million as compared to $0.437 million in the same period 2019, an increase of $0.041 million, or 9%. This increase was primarily due to an increase in orders from CTL Amedica and to some non-medical orders.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2020, our cost of revenue decreased $0.098 million, or -65%, as compared to the same period in 2019. Gross profit decreased $0.009 million or -41%. Both decreases are primarily due to decrease in product revenue, and the associated decrease in costs of goods sold. Gross profit margin percentage totaled 20% and 13% for the three months ended September 30 for 2020 and 2019, respectively.

For the nine months ended September 30, 2020, our cost of revenue increased $0.018 million, or 5%, as compared to the same period in 2019. Gross profit increased $0.023 million or 32%. Both increases correspond with the increase in product revenue, and the associated increase in costs of goods sold. Gross profit margin percentage totaled 20% and 17% for the nine months ended September 30 for 2020 and 2019, respectively.

Research and Development Expenses

For the three months ended September 30, 2020, research and development expenses increased $0.6 million, or 65%, as compared to the same period in 2019. This increase was primarily attributable to an increase in R&D wages for new personnel, new equipment, and outside research activities related to testing the anti-viral properties of silicon nitride to support the Company’s strategic objective of developing new technologies and related products.

For the nine months ended September 30, 2020, research and development expenses increased $0.9 million, or 37%, as compared to the same period in 2019. This increase was primarily attributable to an increase in R&D wages for new personnel and outside research activities related to testing the anti-viral properties of silicon nitride to support the Company’s strategic objective of developing new technologies and related products.

General and Administrative Expenses

For the three months ended September 30, 2020, general and administrative expenses increased $0.1 million, or 16%, as compared to the same period in 2019. This increase is primarily due to the increase in franchise taxes, investor relations costs, and an increase in wages for new personnel.

For the nine months ended September 30, 2020, general and administrative expenses increased $0.3 million, or 12%, as compared to the same period in 2019. This increase is primarily due to the increase in franchise taxes and an increase in wages for new personnel.

Sales and Marketing Expenses

For the three months ended September 30, 2020, sales and marketing expenses increased $0.04 million, or 31%, as compared to the same period in 2019. This increase was primarily attributable to an increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

For the nine months ended September 30, 2020, sales and marketing expenses increased $0.1 million, or 49%, as compared to the same period in 2019. This increase was primarily attributable to an increase in sales and marketing wages for new personnel and an increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Other Income, Net

For the three months ended September 30, 2020, other income decreased $0.3 million, or 104%, as compared to the same period in 2019. This decrease was primarily due to the unfavorable change in the fair value of the derivative liabilities in the amount of $0.4 million offset by other miscellaneous other income items of approximately $0.1 million.

For the nine months ended September 30, 2020, other income decreased $0.2 million, or 16%, as compared to the same period in 2019. This decrease was primarily due to the decrease in income due to offering costs of $1.2 million associated with the February 2020 rights offering and interest income of $0.1 million offset by the change in the fair value of the derivative liabilities in the amount of $1.0 million and the gain in the reduction of the accrued sterilization of $0.1 million.

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

For the nine months ended September 30, 2020 and 2019, the Company incurred a net loss of $5.3 million and $3.8  million, respectively, and used cash in operations of $7.1 million and $4.9 million, respectively. The Company had an accumulated deficit of $239 million and $234 million  as of September 30, 2020 and December 31, 2019, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. On February 6, 2020, the Company closed on a rights offering to its stockholders of units, consisting of convertible preferred stock and warrants, for gross proceeds of $9.4 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company. Additionally, during the period of June 2020 through August 2020, the Company closed four registered direct offerings of shares of its common stock, priced at-the-market under Nasdaq rules, resulting in the issuance of a total of 11,015,000 shares of its common stock for gross proceeds of approximately $20.9 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

During the year ended December 31, 2019, the Company entered into an ATM equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.7 million before considering issuance costs. During the nine month period ending September 30, 2020, the Company sold 354,500 shares of common stock, raising approximately $0.8 million before considering issuance costs. As a result of the sales during the first half of 2020 there are no longer any funds available to the Company under the ATM.

On October 1, 2018, the Company sold the retail spine business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows $2.5  million for the remaining thirteen months

Management has concluded that together with its existing capital resources and payments on the note receivable from the sale of the Spine business will be sufficient to fund operations for at least the next 12 months, or through November 2021.

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

Cash Flows

The following table  summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(7,055)	$(4,879)
Net cash provided by investing activities	1,377	970
Net cash provided by financing activities	30,941	1,388
Net cash provided (used)	$25,263	$(2,521)

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.1 million during the nine months ended September 30, 2020, compared to $4.9 million used during the nine months ended September 30, 2019, an increase of $2.2 million. The increase in the net loss from operations, and related non-cash add backs to the net loss, was $2.0 million from 2020 when compared to 2019. The increase in cash used for operating activities during 2020 was primarily due to the $2.0 million mentioned above plus changes in the movement of working capital items during 2020 as compared to the same period in 2019 as follows: a $0.4 million increase in cash used in accounts payable, and a $0.1 million increase in cash used in prepaid expenses, offset by a $0.3 million decrease in cash payments on operation lease liability.

Net Cash Provided by Investing Activities

Net cash provided by investing activities increased by $0.4 million during the nine months ended September 30, 2020, as compared to the same period in 2019. This increase was primarily due to an increase in proceeds from notes receivable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $30.9 million during the nine months ended September 30, 2020, compared to net cash provided by financing activities of $1.4 million during the same period in 2019. The $29.5 million increase was primarily attributable an increase in proceeds from rights offerings of $9.4 million, an increase in proceeds from issuance of common stock in the amount of $18.7 million, an increase in proceeds of $1.0 million from warrants exercised for cash, and $0.4 million increase from the issuance of debt.

Indebtedness

Equipment Loan

In September 2019, the Company entered into a debt arrangement with a finance company to purchase equipment. The debt balance was paid in full during the third quarter 2020 and as of September 30, 2020, totaled $0 thousand

PPP Loan

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to those policies for the nine months ended September 30, 2020. The preparation of the condensed financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes, contingencies, valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed financial statements.

New Accounting Pronouncements

No new accounting pronouncements have been adopted during the nine months ended September 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2020. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Form of Share Purchase Agreement dated July 16, 2020		Form 8-K Exhibit 99.1	7/20/20	001-33624

10.2	Form of share Purchase Agreement dated August 4, 2020		Form 8-K Exhibit 99.1	8/06/20	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: November 16, 2020	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

