Form 10-K
period 2020-12-31
Sintx Technologies, Inc.
filed 2021-03-22
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $46,889,587.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 17, 2021 was 24,684,574.

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

Unless otherwise indicated, all information contained in this Annual Report reflects a 1-for-30 reverse split which was effected on July 26, 2019.

SUMMARY OF PRINCIPAL RISK FACTORS

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Related to Our Business and Strategy

●	A pandemic, epidemic or outbreak of an infectious disease may adversely affect our business.
●	We have incurred net losses since our inception and may never achieve or sustain profitability.
●	Our success depends on our ability to successfully commercialize silicon nitride-based products for medical and industrial applications, which to date have experienced only limited market acceptance.
●	Our current products and our future products may not be accepted by hospitals and surgeons and may not become commercially successful.
●	We may not be able to compete effectively against the larger, well-established companies that dominate this market or emerging and small innovative companies seeking to increase their share of the market.
●	We depend on CTL Medical’s ability to sell the spinal fusion products we manufacture. If CTL Medical is not able to sell such products, our business and operating results will be adversely affected.
●	If we are unable to manufacture our silicon nitride products on a timely basis consistent with our quality standards, our results of operation will be adversely impacted.
●	We depend on a limited number of third-party suppliers for key raw materials, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.
●	We may not be able to successfully commercialize new silicon nitride-based medical device product candidates or identify other non-medical uses of silicon-nitride.
●	We will depend on one or more strategic partners to develop and commercialize our total joint replacement and dental implant product candidates, and if our strategic partners are unable to execute effectively on our agreements with them, we may never become profitable.
●	Part of our strategy is to establish and develop OEM partnerships and arrangements, which subjects us to various risks.
●	If hospitals and other healthcare providers are unable to obtain coverage or adequate reimbursement for procedures performed with our products, it is unlikely our products will be widely used.
●	Prolonged negative economic conditions in domestic and international markets may adversely affect us and the global orthopedic market which could harm our financial position.
●	We are dependent on our senior management team, engineering team, and external advisors, and the loss of any of them could harm our business. We may not have sufficient personnel to effectuate our business strategy due to our recent reduction in force.
●	If we experience significant disruptions in our information technology systems, our business, results of operations and financial condition could be adversely affected.
●	Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

Risks Related to Our Capital Resources and Impairments

●	We will require additional financing and our failure to obtain additional funding would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital by issuing securities or through debt financings or licensing arrangements may dilute existing stockholders, restrict our operations or require us to relinquish proprietary rights.
●	In previous years we have indicated that there was substantial doubt as to our ability to continue as a going concern. Depending on the results of our future operations, we may again have substantial doubt as to our ability to continue as a going concern.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

●	We cannot be certain that we will be able to obtain regulatory clearance or approval and thereafter commercialize our product candidates in a timely manner or at all.
●	The safety of our products is not yet supported by long-term clinical data, and they may prove to be less safe and effective than our laboratory data indicate.
●	We have little experience conducting clinical trials, they may proceed more slowly than anticipated, and we cannot be certain that our product candidates will be shown to be safe and effective for human use.
●	Our current and future relationships with third-party payers and current and potential customers in the United States and elsewhere may be subject, directly or indirectly, to various laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm administrative burdens and diminished profits and future earnings.
●	U.S. federal income tax reform could adversely affect us.
●	Legislation may increase the difficulty and cost for us to obtain and monitor regulatory approval or clearance of our product candidates and affect the prices we may obtain for our products.

Risks Related to Our Intellectual Property and Litigation

●	If our patents, trade secrets and contractual provisions are inadequate to protect our intellectual property, we may not be able to successfully our products or operate our business profitably.
●	We have no patent protection covering the composition of matter for our solid silicon nitride or the related manufacturing process, and competitors may create formulations substantially similar to ours.
●	We could become subject to intellectual property litigation that could be consume significant amounts of our resources and adversely affect our business and results of operations.
●	We may be subject to damages resulting from claims that we have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition agreements with our competitors or non-solicitation agreements.
●	If our silicon nitride products or our product candidates conflict with the rights of others, we may not be able to manufacture or market our products or product candidates.

Risks Related to Potential Litigation from Operating Our Business

●	We may become subject to potential product liability claims or claims relating to our improper handling, storage or disposal of biological or hazardous materials, which could be time consuming and costly.

Risks Related to Our Common Stock

●	The price of our common stock is volatile and is likely to continue to fluctuate.
●	Securities analysts may not continue to provide coverage of our common stock or may issue negative reports, which may have a negative impact on the market price of our common stock.
●	Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.
●	We do not intend to pay cash dividends.
●	Our outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock and our outstanding common stock warrants are convertible and exercisable into shares of our common stock and when converted or exercised, the issuance of additional shares of common stock may result in downward pressure on the trading price of our common shares.

Risks Related to Public Companies

●	We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
●	We could be delisted from Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital.
●	We incur substantial costs as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

PART I

ITEM 1.	BUSINESS

Overview – SINTX Technologies

We are an advanced materials company focused on providing ceramic based solutions in a variety of medical, industrial, and antipathogenic applications. Prior to 2020, our primary focus has been the research, development and commercialization of medical implant products manufactured with silicon nitride. The discovery in 2020 that SINTX silicon nitride kills SARS-CoV-2, the virus which causes the disease COVID-19, has opened up new markets and applications for our material and we have refocused many of our resources on these opportunities.

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

We also believe that we are the first and only company to commercialize silicon nitride medical implants. Prior to October 1, 2018, we designed, manufactured and commercialized silicon nitride products for our own behalf in the spine implant market. Over 35,000 of our spinal implants manufactured with silicon nitride have been implanted into patients, with an excellent safety record. On October 1, 2018, we sold our spine implant business to CTL Medical and now manufacture spine implants made with silicon nitride for CTL Medical. Prior to selling our spine implant business to CTL Medical, we had received 510(k) regulatory clearance in the United States, a CE mark in Europe, ANVISA approval in Brazil, and ARTG and Prostheses approvals in Australia for a number of silicon nitride spine implant products designed for spinal fusion surgery. Spine implant products manufactured by us from silicon nitride are currently marketed and sold by CTL Medical under the Valeo® brand to surgeons and hospitals in the United States and to selected markets in Europe, Taiwan, and South America. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. We are collaborating with CTL Medical to establish commercial partners in other parts of the world and also working with other partners to obtain regulatory approval for silicon nitride implants in Japan.

The sale of our spine implant business to CTL Medical enabled us to focus on our core competencies. These core competencies are research and development of silicon nitride and the design and manufacture of medical and nonmedical products manufactured from silicon nitride for our own account and in collaboration with other manufacturers. We are targeting original equipment manufacturer (“OEM”) – including CTL Medical - and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as personal protective equipment, hip and knee replacements, dental and maxillofacial implants, extremities, trauma, and sports medicine. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride, and we are uniquely positioned to convert existing, successful implant designs made by other companies into products manufactured with silicon nitride. OEM and private label partnerships allow us to work with a variety of partners, accelerate the adoption of silicon nitride, and realize incremental revenue at improved operating margins, when compared to the cost-intensive direct sales model.

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

Our grade of silicon nitride is of a very high quality and is well suited for a wide variety of applications that would benefit from its mechanical, thermal, and chemical properties. We have several commercial partnerships and have opportunities ranging from low-volume, highly engineered components to high-volume simple shapes. In 2020, we fulfilled the first non-medical orders for prototypes in the Company’s history.

Since at least 2012, we have been aware of the antibacterial properties of SINTX silicon nitride. This knowledge played an important role in our desire to expand the use of our silicon nitride into non-spine medical device implants. The 2020 discovery that our silicon nitride is also antiviral and kills SARS-CoV-2 dramatically expanded the range of potential applications for this material into non-medical applications. As a result, we have now pivoted from primarily manufacturing discrete components for third parties and are now adding powder manufacturing capabilities and resources. We are currently working with partners in the mask and consumer products industries to incorporate our silicon nitride into their products to enhance the antipathogenic properties of those products. To that effect, in February 2021 we entered into a Patent License Agreement (the “Agreement”) with O2 Design, Inc. (“O2 Design”), to commercialize face masks and mask filters that incorporate the Company’s sintered silicon nitride intended to inactivate the SARS-CoV-2 virus. Under the terms of the Agreement, the Company granted O2 Design an exclusive world-wide license under certain of the Company’s patents to make, use, and sell face masks and mask filters incorporating the Company’s proprietary silicon nitride materials for the purpose of enhancing the anti-viral properties of the face masks and mask filters, in partial consideration of an upfront fee by O2 Design, royalties on the sale of face masks and mask filters incorporating silicon nitride materials and potential performance-based milestone payments.

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

Our Silicon Nitride Technology Platform

We believe we are the only FDA-registered and ISO 13485:2016 certified silicon nitride medical device manufacturing facility in the world, and the only provider of structural ceramics-based medical devices used for spinal fusion applications. Silicon nitride is a chemical compound comprised of the elements silicon and nitrogen, with the chemical formula Si3N4. Silicon nitride, an advanced ceramic, is lightweight, resistant to fracture and strong, and is used in many demanding mechanical, thermal and wear applications, such as in space shuttle bearings, jet engine components and body armor.

We believe our silicon nitride is ideal as an implant material and is superior to other biomaterials currently used in the spine implant market such as PEEK, allograft and autograft bone, metal and traditional oxide ceramics, none of which possess all of the favorable characteristics of silicon nitride:

●	Promotes Bone Growth. Our silicon nitride is osteointegrative through its inherent surface topography and surface chemistry. The surface topography provides scaffolding for new bone growth. As a hydrophilic material, silicon nitride attracts protein cells and nutrients that stimulate osteoprogenitor cells to differentiate into osteoblasts, which are needed for optimal bone growth environments. Our silicon nitride has an inherent surface chemistry that favors bone formation and healing, much more so than PEEK and metals. These properties were highlighted in an in vivo study, where we measured the force required to separate devices from the spine after being implanted for three months, which indicates the quality of osteointegration. In the absence of bacteria, the force required to separate our silicon nitride from its surrounding bone was approximately three times that of PEEK, and nearly two times that of titanium. In the presence of bacteria, the force required to separate our silicon nitride from its surrounding bone was over five times that of titanium, while there was effectively no separation force required for PEEK, indicating essentially no osteointegration in a septic environment.

●	Antibacterial. We have demonstrated in in vitro and in vivo studies that silicon nitride has inherent surface antibacterial properties, which reduce the risk of bacterial infection and biofilm in and around a silicon nitride device. PEEK, traditional ceramics, metals and bone do not have this bacterial resistance. These properties were highlighted in an in vitro study (Acta Biomater. 2012 Dec;8(12):4447-54. doi: 10.1016/j.actbio.2012.07.038. Epub 2012 Jul 31.), where live bacteria counts were between 8 and 30 times lower on our silicon nitride than PEEK and up to 8 times lower on our silicon nitride than titanium. In addition to improving patient outcomes, we believe the antibacterial properties of our silicon nitride should make it an attractive biomaterial to hospitals and surgeons who are not reimbursed by third-party payers for the treatment of acute, implant-related infections. Additionally, silicon nitride is synthetic and, therefore, there is a lower risk of disease transmission through cross-contamination or of an adverse auto-immune response, sometimes associated with the use of allograft bone.

●	Antiviral: Solid-surface inactivation of microbial pathogens has ancient roots; the Smith Papyrus (2600~2200 B.C.) described the use of copper surfaces to sterilize chest wounds and drinking water. Today, brass and bronze on doorknobs help prevent microbial spread in hospitals, and metal particles and surface coatings of selected metals are used in hygiene-sensitive environments, both as inactivators and adjuvants in inducing cellular immunity. Cellular toxicity limits these approaches because while the reactive oxygen radicals generated at metal surfaces efficiently kill bacteria and viruses, they also damage cells by oxidizing their proteins and lipids. Recent data have shown that silicon nitride surfaces are effective against several types of viruses. With surface-contact transmission of viral pathogens, particularly influenza, and the increasing use of consumer touchscreens in various retail industries, we believe that our material has value to OEM partners focused on consumer glass-based surface coatings and treatments. We have filed a U.S. patent application on this effect.

●	Antifungal: We have conducted preliminary studies which suggest that our silicon nitride may be effective against fungal microbes. Plant-based viruses, bacteria, and fungi affect some 15% of the world’s edible crops, or about 1 billion metric tons of edible produce annually, with an economic impact in the US and Canada alone estimated to be between $1.5 to $5 Billion per year. The mycotoxins produced by these plant fungi have an overall negative impact on human health and longevity. The inorganic nature of silicon nitride may prove to be more beneficial than the use of petrochemical or organometallic fungicides which are known to have residual effects in soil, on plants, and in fruit

●	Imaging Compatible. Our silicon nitride interbody spinal fusion devices are semi-radiolucent, clearly visible in X-rays, and produce no distortion under MRI and no scattering under CT. These characteristics enable an exact view of the device for precise intra-operative placement and post-operative bone fusion assessment in spinal fusion procedures. These qualities provide surgeons with greater certainty of outcomes with our silicon nitride devices than with other biomaterials, such as PEEK and metals.

●	Hard, Strong and Resistant to Fracture. Our silicon nitride is hard, strong and possesses superior resistance to fracture over traditional ceramics and greater strength than polymers currently on the market. For example, our silicon nitride’s flexural strength is more than five times that of PEEK and our silicon nitride’s compressive strength is over twenty times that of PEEK. Unlike PEEK interbody spinal fusion devices, we believe our silicon nitride interbody spinal fusion devices can withstand the forces exerted during implantation and daily activities over the long term.

●	Resistant to Wear. We believe our silicon nitride joint implant product candidates could have higher resistance to wear than metal-on-cross-linked polyethylene and traditional oxide ceramic-on-cross-linked polyethylene joint implants, the two most commonly used total hip replacement implants. Wear debris associated with metal implants increases the risk of metal sensitivity and metallosis. It is a primary reason for early failures of metal and polymer articulating joint components.

●	Non-Corrosive. Our silicon nitride does not have the drawbacks associated with the corrosive nature of metal within the body, including metal sensitivity and metallosis, nor does it result in the release of metal ions into the body. As a result, we believe our silicon nitride products will have lower revision rates and fewer complications than comparable metal and traditional oxide ceramic products.

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

In the in vivo study, bacteria were applied to the biomaterials before implantation. Three months after implantation, no infection was observed with silicon nitride, whereas both PEEK and titanium showed infection. The data demonstrate that our silicon nitride inhibits biofilm formation and bacterial colonization around the biomaterial. The antibacterial attributes of silicon nitride have been confirmed by independent authors from China and Europe as well.

Antiviral and Antifungal Properties

Antiviral: Our data have shown that off-stoichiometric reactions at the surface of our silicon nitride can inactivate different types of single-strand RNA viruses. This antiviral property derives from reactive nitrogen species without harm to mammalian cells. Testing based on polymerase chain reaction tests of viral RNA and in situ Raman spectroscopy suggest that our material is effective in counteracting several viruses relevant to public health concerns, such as Influenza A, Feline calcivirus, Enterovirus, and SARS-CoV-2 (the virus responsible for COVID-19). The Company has received positive testing results from independent studies that demonstrate the potential anti-viral properties of our silicon nitride. The results suggest that silicon nitride may be useful in the reduction of the spread of COVID-19. The study results demonstrated that our unique grade of silicon nitride inactivates the SARS-CoV-2 virus within a minute after exposure and has the potential to decrease the risk of viral disease spread on surfaces. Studies have shown that coronavirus spreads between humans when an infected person coughs or sneezes. Also, the virus can remain active on a variety of commonly touched surfaces for hours to days. We believe that by incorporating our unique composition of silicon nitride into products such as face masks, and personal protective equipment, it is possible to manufacture surfaces that inactivate viral particles, thereby limiting the spread of the disease. We envision incorporating our silicon nitride into high-contact surfaces such as medical equipment, screens, countertops, and doorknobs in locations where viral persistence is a concern, such as homes, casinos, and cruise ships. We believe this anti-viral discovery will open many new opportunities for us. In composites, coatings, and mixtures, silicon nitride has maintained its antibacterial and osteogenic properties, even at small fractions. We believe that incorporating our material into a variety of commonly touched surfaces may discourage viral spread and contribute to global health by reducing the risk of disease.

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

Our Forms of Silicon Nitride

To control the quality, cost and availability of our silicon nitride products and product candidates, we operate our own manufacturing facility. Our 30,000 square foot corporate facility includes an 18,000 square foot FDA registered and ISO 13485:2016 certified medical device manufacturing space. It is equipped with state-of-the-art powder processing, spray drying, pressing and computerized machining equipment, sintering furnaces, and other testing equipment that enables us to control the entire manufacturing process for our silicon nitride products and product candidates. To our knowledge, we are the only vertically integrated silicon nitride orthopedic medical device manufacturer in the world. All operations with the exception of raw material production are performed in-house. We purchase raw materials, consisting of silicon nitride ceramic powder and dopant chemical compounds, from several vendors which are ISO registered and approved by us. These raw materials are characterized and tested in accordance with our specifications and then blended to formulate our silicon nitride. We believe that there are multiple vendors that can supply us these raw materials and we continually monitor the quality and pricing offered by our vendors to ensure high quality and cost-effective supply of these materials.

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

We currently produce silicon nitride for use in our commercial products and product candidates in the following forms:

●	Solid Silicon Nitride. This form of silicon nitride is a fully dense, load-bearing solid used for devices that require high strength, toughness, fracture resistance and low wear, including interbody spinal fusion devices, hip and knee replacement implants, and dental implants.

●	Porous Silicon Nitride. While this form of silicon nitride has a chemical composition that is identical to that of our monolithic solid silicon nitride, this formulation has a porous structure, which is engineered to mimic cancellous bone, the spongy bone tissue that typically makes up the interior of human bones. Our porous silicon nitride has interconnected pores ranging in size between about 90 and 600 microns, which is similar to that of cancellous bone. This form of silicon nitride can be used for the promotion of bone in-growth and attachment. We believe our porous silicon nitride can act as a substitute for the orthobiologics currently used to fill interbody devices in an effort to stimulate fusion, as a bone void filler, and as a porous scaffold for medical devices.

●	Silicon Nitride Powder. We can produce silicon nitride powder that is osteogenic and antipathogenic. This powder can then be utilized to produce composites or coatings.

●	Composite of Silicon Nitride and PEEK. We have demonstrated in the laboratory that it is possible to compound our silicon nitride powder and the polymer PEEK and that the ensuing composite material maintains the bioactive properties of silicon nitride. We have engaged commercial partners to assist us in developing this technology. This composite material would allow the straightforward machinability of a complex device that would be more challenging to manufacture from silicon nitride alone.

●	Silicon Nitride Coating. With a similar chemical composition as our other forms of silicon nitride, this form of silicon nitride can be applied as an adherent coating to metallic substrates, including cobalt-chromium, titanium and steel alloys, polymers, and ceramics. We believe applying an extremely thin layer of silicon nitride as a coating may provide a highly wear-resistant articulation surface, such as on femoral heads, which may reduce problems associated with metal or polymer wear debris. We also believe that the silicon nitride coating can be applied to devices that require firm fixation and functional connections between the device or implant and the surrounding tissue, such as hip stems and screws. The use of silicon nitride coating may also create an antibacterial, antiviral, and antifungal barrier between the device and the adjacent bone or tissue. We are currently evaluating several different coating technologies.

Our Competitive Strengths

We believe we can use our silicon nitride technology platform to become a leading advanced ceramic company and have the following principal competitive strengths:

●	Sole Provider of Silicon Nitride Medical Devices. We believe we are the only company that designs, develops, manufactures and sells medical grade silicon nitride-based products. Due to its key characteristics, we believe our silicon nitride enables us to offer new and transformative products across multiple medical specialties. In addition, with the FDA clearance of our silicon nitride Valeo products, we are the only company to develop and manufacture a ceramic for use in FDA cleared spinal fusion medical devices in the United States.

●	In-House Manufacturing Capabilities. We operate an 18,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. This operation complies with the FDA’s quality system regulation, or QSR, and is certified under the International Organization for Standardization’s, or ISO, standard 13485:2016 for medical devices. This facility allows us to rapidly design and produce silicon nitride products while controlling the entire manufacturing process from raw material to finished components.

●	Extensive Network of Scientific Collaborators. We have developed strong, multi-year, collaborative relationships with surgeons who have used our products. These surgeons have supported us in collecting clinical data on silicon nitride and on reporting the successful patient outcomes they have observed. We also have long standing relations with university laboratories in Japan and the US and participate in a European consortium on silicon nitride. Our partner in Japan has been at the forefront of silicon nitride biomaterial research for several years and has published extensively on the subject.

●	Highly Experienced Management and Technical Advisory Team. Members of our management team have extensive experience in silicon nitride, ceramics, research and development, manufacturing and operations, product development, launching of new silicon nitride products into multiple industries. We also collaborate with a network of leading technical advisors in the design, development and use of our silicon nitride products and product candidates.

Our Strategy

Our goal is to become a leading biomaterial company focused on using our silicon nitride technology platform to develop, manufacture and commercialize a broad range of medical devices. Key elements of our strategy to achieve this goal are the following:

●	Develop new products with anti-viral properties, including inactivation of the SARS-CoV-2 virus, utilizing our silicon nitride technology. We have entered into a commercialization agreement with O2 DESIGN for the purpose of developing and commercializing a face mask with anti-viral properties. Should we be successful in developing such a face mask, we expect to supply O2 DESIGN’S requirements for silicon nitride powder in the manufacture of the face masks as well as earn royalties and milestone payments on sales of masks that incorporate our technology. We are also pursuing other opportunities for the potential application of our technology in other personal protective equipment and products.

●	Develop additional commercial opportunities outside of the spine implant market. The Company made the first shipments of non-medical products in its history in 2020. These were primarily prototype orders and we expect some of these to transition into regular production orders. Furthermore, the potential use of the Company’s silicon nitride in antipathogenic applications has opened up the potential to enter many new markets.

●	Develop new silicon nitride manufacturing technologies. Our current manufacturing process has allowed us to successfully produce spinal implants for over 10 years. However, this process has limitations and we are actively pursuing other manufacturing technologies such as additive manufacturing, and surface coating technologies.

●	Make improvements to our current formulation of silicon nitride to increase the bioactive properties of the material. We have demonstrated in the laboratory that we can make our material more bioactive. This work has been independently corroborated by researchers in other parts of the world. We expect that the availability of silicon nitride with enhanced bioactivity would open up new markets to us.

●	Apply our silicon nitride technology platform to OEM opportunities – medical and non-medical. We believe our biomaterial expertise, flexible manufacturing process, and strong intellectual property will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using silicon nitride and our technology platform to improve their characteristics. We are seeking partnerships to utilize our capabilities and manufacture products for medical and non-medical OEM and private label partnerships. We see specific opportunities in markets such as dental, maxillofacial, total hip and knee joint replacements, bearings, automotive and aerospace components, cutting tools, and antipathogenic devices such as masks and high-contact surfaces.

Market Opportunity

Overview

We believe our silicon nitride biomaterial technology platform provides us with numerous competitive advantages in the biomaterials market. We manufacture interbody spinal fusion devices for CTL Amedica, and have a 10-year exclusive right to continue to manufacture them for CTL Amedica. We are developing products on our own behalf and for third party manufacturers – including CTL - for use as components in spine, total hip and knee joint replacements, as well as dental and maxillofacial applications. We believe we can also utilize our silicon nitride technology platform to develop future products in additional medical and non-medical markets.

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

Current spinal fusion products that we manufacture for CTL Amedica are:

Valeo Interbody Fusion Devices	Generation
AL: Anterior Lumbar	2nd
PL: Posterior Lumbar	1st and 2nd
OL: Oblique Lumbar	1st and 2nd
TL: Transforaminal Lumbar	1st and 2nd
LL: Lateral Lumbar	2nd
C: Cervical	1st and 2nd
CORP: Corpectomy	1st
C+CSC (cleared in Australia and the EU but not the USA)	1st
C+CSC with Lumen	1st

Silicon Nitride – Polyetheretherketone (PEEK) composite material (SN-PEEK)

SN-PEEK is an innovative material platform that combines the best of two materials that are used to make spinal fusion implants, i.e., silicon nitride and PEEK. Clinical and basic science data demonstrate that our silicon nitride facilitates faster bone healing, improves radiographic imaging, avoids metal ion release in the body, and has broad-spectrum resistance to infection. PEEK is an accepted standard polymeric biomaterial that is used worldwide, especially by spine surgeons. This material is produced by compounding an extremely fine particulate form of our Si3N4 bioceramic into an implant grade PEEK matrix. Subsequent forming operations produce new surfaces with the same enhanced properties as the original PEEK stock composite, giving device manufacturers design and process flexibility when working with this material. PEEK’s advantages include its low cost, favorable material modulus, ease of manufacturing, established clinical record, and a familiar fit and feel. The most immediate biomedical applications of this product are expected to be in the spine and craniomaxillofacial medical device markets, with other applications to follow. We our exploring OEM opportunities for this product.

Personal Protective Equipment (PPE)

We believe that there is the opportunity for significant growth in the personal protective equipment or PPE market for products that are shown to have antiviral properties. The Company has demonstrated in controlled research studies the anti-viral properties of its silicon nitride which may be useful in the reduction of the spread of COVID-19 and other pathogens. The study results demonstrated that our unique grade of silicon nitride inactivates the SARS-CoV-2 virus within a minute after exposure and has the potential to decrease the risk of viral disease spread on surfaces. Studies have shown that coronavirus spreads between humans when an infected person coughs or sneezes. Also, the virus can remain active on a variety of commonly touched surfaces for hours to days. We believe that by incorporating our unique composition of silicon nitride into products such as face masks and personal protective equipment, it is possible to manufacture surfaces that inactivate viral particles, thereby limiting the spread of the disease. We envision incorporating our silicon nitride into high-contact surfaces such as medical equipment, screens, countertops, and doorknobs in locations where viral persistence is a concern, such as homes, casinos, and cruise ships. To that effect, we have successfully dispersed and embedded silicon nitride particles into nonwoven and woven fabric fibers.

The first area of focus for application of our unique silicon nitride powder is in face masks and face mask filters. Face masks used by healthcare workers today can capture virus particles, but the virus can remain viable in the mask, even as long 7 days after use. Inclusion of silicon nitride technology into the mask may enhance personal safety while reducing the risk of disease spread. To that effect, we announced in August 2020 that we entered into a joint development agreement with Salt Lake City, Utah based O2 DESIGN, an original equipment manufacturer company who develops and commercializes face masks for medical and non-medical applications, to develop a safe and effective consumer face mask with broad-spectrum antibacterial and antiviral activity, based on incorporating our unique silicon nitride powder into the mask filter and fabric. In February 2021 we entered into a worldwide exclusive worldwide licensing agreement with O2 DESIGN for the purpose of commercializing face masks and mask filters incorporating our silicon nitride technology. We expect the face mask and filters will inactivate pathogens in the fabric itself, therefore reducing the spread of viral diseases and effectively fighting against COVID-19. The February 2021 license agreement includes a license fee, a commercial agreement on silicon nitride sales, and royalties based upon product sales of the masks and filters.

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

The FDA has not evaluated any of these potential products. We plan to collaborate with medical device companies to complete the development of and commercialize any product candidates we advance in these areas or develop any one of them ourselves if sufficient resources should become available.

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

We have thirteen issued U.S. patents, one foreign patent, four pending U.S. non-provisional patent applications, ten pending U.S. provisional patent applications, twenty-five pending foreign applications and four pending PCT patent applications. Our first issued patent expired in 2016, with the last of these patents expiring in 2036. The core patent (US 6,881,229) expires in 2022.

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

With respect to PCT patent application serial no. PCT/US2018/014781 directed to antibacterial biomedical implants, we entered the national stage in Europe, Australia, Brazil, Canada, China, Japan, Hong Kong, and South Korea as well as two divisional patent applications filed in Australia and Japan in order to seek potential patent protection for our proprietary technologies in those countries.

With respect to PCT patent application serial no. PCT/US2019/026789 directed to methods for improving the wear performance of ceramic-polyethylene or ceramic-ceramic articulation couples utilized in orthopaedic joint prostheses, we entered the national stage in Australia, Brazil, Canada, Europe, Japan, Korea, and Mexico in order to seek proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2019/048072 directed to antipathogenic devices and methods, we entered the national stage in Europe, Japan, Mexico, Australia, Brazil, Canada, South Korea, China and India in order to seek proprietary technologies in those countries. A patent license agreement was executed between SINTX Technologies and O2 Design on February 19, 2021 that provides a royalty-bearing exclusive license to make, have made, use, and sell the licensed invention claimed in PCT application serial no. PCT/US2019/048072 as well as the related U.S. patent application serial no. 16/550,605.

In relation to the sale of our spine implant business to CTL Medical under the Asset Purchase Agreement dated September 5, 2018 we assigned our entire right to forty eight (48) U.S. patents, two (2) foreign patents and three (3) pending patent applications from our patent portfolio to CTL Medical under that transaction. In addition, three (3) U.S. patents (U.S. patent nos. 9,399,309; 9,517,136; and 9,649,197) directed to silicon nitride manufacturing processes were licensed to CTL Medical under an irrevocable, fully paid-up, worldwide license for a ten year term with CTL Medical also having a Right of First Negotiation to acquire these patents if SINTX decides to later sell these IP assets to a third party. The previously listed licensed patents under Schedule A that were licensed to SINTX (Amedica) by the Dr. Jackson and SMS Trust pursuant to a license agreement between the parties has been assigned to CTL Medical as part of the sale of the spine implant business.

Our remaining issued patents and pending applications are directed to additional aspects of our products and technologies including, among other things:

●	designs for intervertebral fusion devices;

●	designs for hip implants;

●	designs for knee implants;

●	implants with improved antibacterial characteristics;

●	implants with improved wear performance; and

●	antipathogenic, antibacterial, antifungal, and antiviral compositions, devices, and methods.

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

Licenses and Agreements

In February 2021 we entered into the Agreement with O2 Design, to commercialize face masks and mask filters that incorporate the Company’s sintered silicon nitride intended to inactivate the SARS-CoV-2 virus. Under the terms of the Agreement, the Company granted O2 Design an exclusive world-wide license under certain of the Company’s patents to make, use, and sell face masks and mask filters incorporating the Company’s proprietary silicon nitride materials for the purpose of enhancing the anti-viral properties of the face masks and mask filters, in partial consideration of an upfront fee by O2 Design, royalties on the sale of face masks and mask filters incorporating silicon nitride materials and potential performance-based milestone payments. The Agreement also contains certain commercial diligence milestones with respect to timing for development of the face mask and minimum net sales to be met in order to retain the exclusive license to the Company patents.

The Company will be the exclusive supplier of silicon nitride to O2 Design. The Company has agreed to supply to O2 Design its commercially reasonable requirements of the Company’s sintered silicon nitride powder (the “Material”). The Company has agreed to exercise commercially reasonable efforts to manufacture the Material more efficiently and to pass on any savings to O2 Design. The parties agreed to enter into a commercially standard supply agreement (“Supply Agreement”) within 30 days of execution of the Agreement. The Supply Agreement will address, among other things, reasonable forecasting requirements and commitments, requirements, and specifications relating to the delivery of the Material, shipping requirements, product acceptance, rejection and returns, recalls, quality control and assurance, regulatory matters, returns, liability, indemnification, and other topics addressed in industry standard supply agreements for comparable types of products to be used in the medical industry.

O2 Design has agreed to indemnify the Company, and hold harmless and defend the Company and its officers, directors, trustees, employees and agents against any and all claims, suits, losses, damages, costs, liabilities, fees and expenses based on, resulting from or arising out of: (i) the exercise of any license granted under the Agreement; and, (ii) any act, error or omission of O2 Design, or its officers, directors, employees or agents, including any breach of the Agreement, any claim or negligent acts or omissions or misconduct, and product liability claim to the extent any such claims result from grossly negligent acts or omissions or willful misconduct.

Unless earlier terminated, the Agreement will expire on February 18, 2023. The Company may terminate the Agreement if O2 Design should: (a) fail to deliver to the Company any statement or report required when due; (b) fail to make any payment at the time that the same should be due; (c) violate or fail to perform any material covenant, condition, or undertaking of the Agreement to be performed by it; (d) cease use of commercially diligent efforts to commercialize a product; (e) file a bankruptcy action, or have a bankruptcy action against it, or become insolvent; or (f) enter into a composition with creditors, or have a receiver appointed for it. The Company may give written notice of such default to O2 Design. If O2 Design should fail to cure such default within ninety (90) days of such notice, the rights, privileges, and license granted under the Agreement will automatically terminate. Additionally, if O2 Design ceases to carry on its business with respect to the rights granted in the Agreement, the Agreement will terminate upon thirty (30) days written notice by the Company. No termination of this Agreement by the Company will relieve O2 Design of its obligation to pay any monetary obligation due or owing at the time of such termination and shall not impair any accrued right of the Company.

O2 Design may terminate this Agreement, in whole or as to any specified patent, at any time and from time to time without cause, by giving written notice thereof to the Company. Such termination shall be effective one hundred twenty (120) days after such notice and all O2 Design’s rights associated therewith shall cease as of that date. Any termination by O2 Design will not relieve O2 Design of any obligation or liability accrued hereunder prior to such termination or rescind or give rise to any right to rescind any payments made or other consideration given to the Company prior to the time such termination becomes effective.

Upon expiration or termination of the Agreement by either party, O2 Design will provide Company with a written inventory of all product in process of manufacture, in use or in stock. O2 Design may dispose of any such product within the ninety (90) day period following such expiration or termination, provided, however, that O2 Design will pay royalties and render reports to Company in the manner specified in the Agreement.

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

The U.S. federal Anti-Kickback Statute prohibits persons, including a medical device manufacturer (or a party acting on its behalf), from knowingly or willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for a service or product or the purchasing, ordering, arranging for, or recommending the ordering of, any service or product for which payment may be made by Medicare, Medicaid or any other federal healthcare program. This statute has been interpreted to apply to arrangements between medical device manufacturers on one hand and healthcare providers on the other. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, such as cash payments, gifts or gift certificates, discounts, waiver of payments, credit arrangements, ownership interests, the furnishing of services, supplies or equipment, and the provision of anything at less than its fair market value. Courts have broadly interpreted the scope of the law, holding that it may be violated if merely “one purpose” of an arrangement is to induce referrals, irrespective of the existence of other legitimate purposes. The Anti-Kickback Statute prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain business arrangements from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from federal Anti-Kickback Statute liability. The reach of the Anti-Kickback Statute was broadened by the enacted Patient Protection and Affordable Care Act of 2010 and the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the Affordable Care Act or ACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. In addition to the federal Anti-Kickback Statute, many states have their own anti-kickback laws. Often, these laws closely follow the language of the federal law, although they do not always have the same scope, exceptions, safe harbors or sanctions. In some states, these anti-kickback laws apply not only to payments made by government healthcare programs but also to payments made by other third-party payors, including commercial insurance companies.

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

While it is expected that hospitals will be able to obtain coverage for procedures using our products, the level of payment available to them for such procedures may change over time. State and federal healthcare programs, such as Medicare and Medicaid, closely regulate provider payment levels and have sought to contain, and sometimes reduce, payment levels. Commercial insurers and managed care plans frequently follow government payment policies and are likewise interested in controlling increases in the cost of medical care. These third-party payors may deny payment if they determine that a procedure was not medically necessary, a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved use. Further, beginning January 1, 2021 and over the course of a three-year period, CMS will eliminate the inpatient only list for Medicare which will result in all spine procedures being payable in the outpatient setting. Reimbursement levels in the hospital outpatient and ASC settings are typically lower than for the hospital inpatient setting and may not be adequate to cover the cost of innovative and novel medical devices.

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

Employees

As of March 1, 2021, we had 32 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions.

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

We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic, and we may need to make changes to our business based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. Although the Company cannot reasonably estimate the length or severity of the impact that the pandemic will have on its financial results, the Company has experienced, and may continue to experience, a material adverse impact on its sales, results of operations, and cash flows in fiscal 2021.

A significant outbreak in the future of contagious diseases, such as COVID-19, could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn. As a result, our ability to raise additional funds, if necessary, may be adversely impacted by risks, or the public perception of the risks, related to the recent outbreak of COVID-19. Furthermore, the third parties we engage, or seek to engage, with respect to OEM manufacturing relationships, and, for supply and development activities, may be adversely impacted by risks, or the public perception of the risks, related to the recent outbreak of COVID-19, which may delay OEM relationships, and, product development opportunities, and increase our costs.

We have incurred net losses since our inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred substantial net losses since our inception. For the years ended December 31, 2020 and 2019 we incurred a net loss of $7.0 million and $4.8 million, respectively, and used cash in operations of $9.1 million and $6.4 million, respectively. We have an accumulated deficit of $241.1 million as of December 31, 2020. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching new products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to manufacture products for CTL Medical and other OEM customers and research and develop and seek regulatory approvals for our product candidates.

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

We believe we are the first and only company to use silicon nitride in medical applications. To date, however, we have had limited acceptance of our silicon nitride-based products and prior to the disposition of our spine implant business to CTL, our product revenue was derived substantially from our non-silicon nitride products. In order to succeed in our goal of becoming a leading biomaterial technology company utilizing silicon nitride, we must increase market awareness of our silicon nitride interbody spinal fusion products in conjunction with CTL, successfully work together with O2 DESIGN on the development and commercialization of an anti-viral face mask and mask filter, continue to develop our other product candidates outside of spinal fusion applications, enhance our commercial infrastructure and commercialize our silicon nitride joint replacement components and other products. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

Our current products and our future products may not be accepted by hospitals and surgeons and may not become commercially successful.

With the sale of our spine implant business to CTL we are now dependent on the efforts of CTL to sell the spinal fusion products that we manufacture and then sell to CTL. If CTL is not able to sell such products or is unable to increase demand for such products, then our revenues will substantially decline. Since obtaining regulatory clearance from the FDA for our first silicon nitride spinal fusion products in 2008, we have not been able to obtain significant market share of the interbody spinal fusion market, and CTL may not obtain such market share in the future. Additionally, if successful in developing a face mask and mask filters with antiviral properties with O2 DESIGN, we will be dependent on O2 DESIGNS’ ability to successfully market and sale face masks and mask filters. As a result, our future revenues will also be dependent on O2 DESIGN. Even if we receive regulatory clearances or approvals for our other product candidates in development, these product candidates may not gain market acceptance among orthopedic surgeons and the medical community.

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

We are dependent on CTL’s ability to sell the spinal fusion products we manufacture from silicon nitride. If CTL is not able to sell such products or increase demand for the products our revenues will be substantially impacted which would have a significant impact on our business and operating results.

Sales of spinal fusion products manufactured from silicon nitride to CTL account for all our revenues from the sale of products. We have entered into a 10-year manufacturing and supply agreement with CTL to supply CTL with its requirements of silicon nitride manufactured spinal fusion products. CTL is not under any obligation to purchase any minimum quantities of products from us. If CTL is not successful in creating demand for such products and selling such products, then they are not required to purchase any products from us. Because of our significant customer concentration, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, CTL. A reduction or delay in orders from CTL, or a delay or default in payment by any significant customer, could materially harm our business and results of operations.

We are dependent on O2 DESIGN’s ability to sell face mask products manufacture with silicon nitride. If O2 DESIGN is not able to sell such products or increase demand for the products our revenues will be substantially impacted which would have a significant impact on our business and operating results.

We have entered into a two-year exclusive worldwide patent license agreement with O2 DESIGN giving the exclusive right to O2 DESIGN to commercialize face masks and mask filters that incorporate our silicon nitride technology. If O2 DESIGN is not successful in creating demand for such products and selling such products, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, future revenues will be adversely impacted. Failure of O2 DESIGN to successfully commercialize face masks and filters could materially harm our business and results of operations.

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

Although we are currently manufacturing silicon nitride interbody spinal fusion implants for CTL, and have entered into a commercialization agreement with O2 DESIGN to commercialize face masks and filters incorporating our silicon nitride technology, in order to be successful, we will need to expand our product lines to include other silicon nitride devices and products for both medical and non-medical applications. Therefore, we are developing silicon nitride product candidates for total hip and knee replacement procedures, dental implants, personal protective equipment, and are exploring the application of our silicon nitride technology for other potential applications. To succeed in our commercialization efforts, we must effectively continue product development and testing, find new strategic partners, obtain regulatory clearances and approvals, and enhance our sales and marketing capabilities. Because of these uncertainties, there is no assurance that we will succeed in bringing any of our current or future product candidates to market. If we fail in bringing our product candidates to market, or experience delays in doing so, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

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

Moreover, certain legislative changes to and regulatory changes under the PPACA have occurred in the 115th United States Congress and under the Trump Administration. For example, on December 22, 2017, former President Trump signed a budget reconciliation act into law, which among other things, repealed the penalty for individuals who do not maintain minimum essential coverage, which was a central component of PPACA’s approach to expanding coverage. On January 9, 2018, former President Trump signed the Bipartisan Budget Act of 2018, which, among other things, repealed the PPACA provision establishing an independent payment advisory board that would have submitted recommendations to reduce Medicare spending if projected Medicare spending exceeded a specified growth rate we cannot predict the ultimate content, timing or effect of any changes to the Health Care Reform Act or other federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

The members of our current senior management team may not be able to successfully implement our strategy. In addition, we have not entered into employment agreements, other than change-in-control severance agreements, with any of the members of our senior management team. There are no assurances that the services of any of these individuals will be available to us for any specified period of time. The successful integration of our senior management team, the loss of members of our senior management team, engineering team and key external advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations. We may not have sufficient number of qualified personnel to effectuate our business strategy which could have a material adverse effect on our business, financial condition and results of operations.

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

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2020 was $25.4 million. We require substantial future capital in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

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

On December 22, 2017, former President Donald Trump signed into law sweeping tax reform, which overhauls individual, business and international taxes including, but not limited to:

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, on January 2, 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, certain legislative changes to and regulatory changes under the PPACA have occurred in the 115th United States Congress and under the Trump Administration. For example, on December 22, 2017, former President Trump signed a budget reconciliation act into law, which among other things, repealed the penalty for individuals who do not maintain minimum essential coverage, which was a central component of PPACA’s approach to expanding coverage. On January 9, 2018, former President Trump signed the Bipartisan Budget Act of 2018, which, among other things, repealed the PPACA provision establishing an independent payment advisory board that would have submitted recommendations to reduce Medicare spending if projected Medicare spending exceeded a specified growth rate.

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

General Risk Factors

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

The volatility of publicly traded company stocks, including shares of our common stock, often do not correlate to the operating performance of the companies represented by such stocks or our operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums);

●	the direct access by retail investors to broadly available trading platforms;

●	the amount and status of short interest in our securities;

●	access to margin debt;

●	trading in options and other derivatives on our common stock and any related hedging;

●	CTL’s ability to sell silicon nitride based spinal fusion products and our cost of manufacturing such products for CTL;

●	our ability to develop, obtain regulatory clearances or approvals for, and market new and enhanced product candidates on a timely basis;

●	our ability to enter into OEM and private label partnership agreements and the terms of those agreements;

●	our ability to develop products that are effective in inactivating the SARS-CoV-2 virus;

●	O2 DESIGN’s ability to commercialize face masks and mask filters incorporating our silicon nitride technology;

●	changes in governmental regulations or in the status of our regulatory approvals, clearances or future applications;

●	our announcements or our competitors’ announcements regarding new products, product enhancements, significant contracts, number and productivity of distributors, number of hospitals and surgeons using products, acquisitions or strategic investments;

●	announcements of technological or medical innovations for the treatment of orthopedic pathology;

●	delays or other problems with the manufacturing of our products, product candidates and related instrumentation;

●	volume and timing of orders for our products and our product candidates, if and when commercialized;

●	changes in the availability of third-party reimbursement in the United States and other countries;

●	quarterly variations in our or our competitors’ results of operations;

●	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

●	failure to meet estimates or recommendations by securities analysts, if any, who cover our stock;

●	changes in the fair value of our derivative liabilities resulting from changes in the market price of our common stock, which may result in significant fluctuations in our quarterly and annual operating results;

●	changes in healthcare policy in the United States and internationally;

●	product liability claims or other litigation involving us;

●	sales of a substantial aggregate number of shares of our common stock;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	disputes or other developments with respect to intellectual property rights;

●	changes in accounting principles;

●	changes to tax policy; and

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit regardless of the merits of the case or the eventual outcome. Such a lawsuit also would divert the time and attention of our management from running our company.

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

Market Information

Our shares of common stock are currently quoted on The NASDAQ Capital Market under the symbol “SINT”.

The following table sets forth the high and low sale prices of our common stock, as reported by NASDAQ Capital Markets for the periods indicated:

	2020
	High	Low
First Quarter	$3.24	$0.28
Second Quarter	$3.13	$0.34
Third Quarter	$3.30	$1.34
Fourth Quarter	$2.25	$1.55

	2019
	High	Low
First Quarter	$10.47	$4.80
Second Quarter	$7.20	$2.25
Third Quarter	$4.39	$1.25
Fourth Quarter	$2.78	$1.38

Prices listed are adjusted to reflect the July 26, 2019 reverse stock split.

Holders of Record

As of March 1, 2021, we had approximately 157 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

Additionally, we received positive results from an independent study that demonstrated the potential anti-viral properties of our silicon nitride. The results suggest that silicon nitride may be useful in the reduction of the spread of COVID-19. The study results demonstrated that our unique grade of silicon nitride inactivates the SARS-CoV-2 virus within a minute after exposure and has the potential to decrease the risk of viral disease spread on surfaces. Studies have shown that coronavirus spreads between humans when an infected person coughs or sneezes. Also, the virus can remain active on a variety of commonly touched surfaces for hours to days. We believe that by incorporating our unique composition of silicon nitride into products such as face masks, and personal protective equipment, it is possible to manufacture surfaces that inactivate viral particles, thereby limiting the spread of the disease. We envision incorporating our silicon nitride into high-contact surfaces such as medical equipment, screens, countertops, and doorknobs in locations where viral persistence is a concern, such as homes, casinos, and cruise ships. We believe this anti-viral discovery will open many new opportunities for us. In composites, coatings, and mixtures, silicon nitride has maintained its antibacterial and osteogenic properties, even at small fractions. We believe that incorporating our material into a variety of commonly touched surfaces may discourage viral spread, and contribute to global health by reducing the risk of disease. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

We also believe that we are the first and only company to commercialize silicon nitride medical implants. Prior to October 1, 2018, we designed, manufactured and commercialized silicon nitride products for our own behalf in the spine implant market. Over 35,000 of our spinal implants manufactured with silicon nitride have been implanted into patients, with an excellent safety record. On October 1, 2018, we sold our spine implant business to CTL Amedica and now manufacture spine implants made with silicon nitride for CTL. Prior to selling our spine implant business to CTL, we had received 510(k) regulatory clearance in the United States, a CE mark in Europe, ANVISA approval in Brazil, and ARTG and Prostheses approvals in Australia for a number of silicon nitride spine implant products designed for spinal fusion surgery. Spine implant products manufactured by us from silicon nitride are currently marketed and sold by CTL under the Valeo® brand to surgeons and hospitals in the United States and to selected markets in Europe and South America. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. We are collaborating with CTL to establish commercial partners in other parts of the world and also working with other partners to obtain regulatory approval for silicon nitride implants in Japan.

The sale of our spine implant business to CTL enables us to now focus on our core competencies. These include research and development of silicon nitride and the design and manufacture of medical and nonmedical products manufactured from silicon nitride and other ceramic materials for our own account and in collaboration with other medical device manufacturers. We are targeting OEM – including CTL Medical - and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as coating products with silicon nitride, hip and knee replacements, dental and maxillofacial implants, extremities, trauma, bearings, automotive and aerospace components, cutting tools, and a wide range of antipathogenic applications. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride.

We believe that silicon nitride addresses many of the biomaterial-related limitations in medical related fields such as hip and knee replacements, dental and maxillofacial implants, sports medicine, extremities, and trauma surgery. We further believe that the inherent material properties of silicon nitride, and the ability to formulate the material in a variety of compositions, combined with precise control of the surface properties of the material, opens up a number of commercial opportunities across orthopedic surgery, neurological surgery, maxillofacial surgery, other medical disciplines, as well as commodity items such as industrial fasteners, bushings, and valves to addressing more complex demands of hypersonic missile radomes, aerospace, air-conditioning systems, beverage dispensers, touch-screen glass, and agribusiness fungicides. During 2020, the Company shipped multiple small quantity orders of industrial products totaling $33 thousand.

Components of our Results of Operations

We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Product Revenue

We derive our product revenue primarily from the manufacture and sale of spinal fusion products used in the treatment of spine disorders to CTL, with whom we entered into a 10-year exclusive sales agreement in October 2018. We are currently pursuing other sales opportunities for silicon nitride products outside the spinal fusion application and have shipped new orders for these products. We generally recognize revenue from sales where control transfers at a point in time as the title and risk of loss passes to the customer, which is at the time the product is shipped. In general, our customer does not have rights of return or exchange.

We believe our product revenue will increase as CTL increases sales of silicon nitride spinal fusion products, as we secure other opportunities to manufacture third party products with silicon nitride, and as we continue to introduce new products into the market.

Cost of Revenue

The expenses that are included in cost of revenue include all in-house manufacturing costs for the products we manufacture.

Gross Profit

Our gross profit measures our product revenue relative to our cost of revenue. We expect our gross profit percentage to decrease as we expand the penetration of our silicon nitride technology platform through OEM and private label partnerships, which offer additional avenues for the adoption of silicon nitride. Prior to the sale of our retail spine implant business, our revenues and gross profits were based on our retail sales. With the focus on OEM and private label partnerships, the margins are lower, thus causing the decrease in our gross profit percentage.

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

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Product revenue	$594	$689	$(95)	-14%
Costs of revenue	475	551	(76)	-14%
Gross profit	119	138	(19)	-14%
Operating expenses:
Research and development	4,808	3,394	1,414	42%
General and administrative	3,132	2,908	224	8%
Sales and marketing	683	430	253	59%
Total operating expenses	8,623	6,732	1,891	28%
Loss from operations	(8,504)	(6,594)	(1,910)	29%
Other income, net	1,475	1,797	(322)	-18%
Net loss before income taxes	(7,029)	(4,797)	(2,232)	47%
Provision for income taxes	-	-	-	N/A
Net loss	(7,029)	(4,797)	(2,232)	47%
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible preferred stock	(9,565)	(2,703)	(6,862)	254%
Net loss attributable to common stockholders	$(16,594)	$(7,500)	$(9,094)	121%

Product Revenue

Total silicon nitride revenue was $0.6 million in 2020 as compared to $0.7 million in 2019, a decrease of $0.1 million or 14%. This decrease was primarily due to a decrease in orders from CTL.

Costs of Revenue and Gross Profit

The Company’s cost of revenue decreased $0.1 million, or 14%, as compared to the same period in 2019. Gross profit was approximately the same as compared to the same period in 2019. Cost of revenue decreased as a result of decreased revenue due to due to a decrease in orders from CTL.

Research and Development Expenses

Research and development expenses increased $1.4 million, or 42%, as compared to the same period in 2019. This increase was primarily attributable to an overall increase in R&D activity to support the Company’s strategic objective of developing new technologies and related products.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 8%, as compared to the same period in 2019. This increase is largely due to an increase in franchise tax from the prior year.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.3 million, or 59%, as compared to the same period in 2019. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Deemed Dividends

Deemed dividends related to a beneficial conversion feature and accretion of discount on convertible preferred stock was recorded at $9.6 million in 2020, compared to $2.7 million for 2019. A beneficial conversion amount was calculated in association with the 2020 issuance of certain convertible preferred stock and warrants that could convert to common stock at a discount below the trading price on the date of issuance. The accretion of a discount related to the actual conversion of the preferred stock into common stock. During 2020, 9,612  shares of the preferred stock were converted to common stock and 3,825  shares of the preferred stock were converted to common stock during 2019.

Other Income (Expense), Net

Other income decreased $0.3 million, or 18%, as compared to the same period in 2019. This decrease was primarily due to offering costs in the amount of $1.2 million, and a decrease in interest income of $0.1 million offset by the increase in the change in the fair value of the derivative liabilities in the amount of $0.8 million and the increase in the loss on the extinguishment of derivative liabilities of $0.2 million.

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

For the years ended December 31, 2020 and 2019, the Company incurred a net loss of $7.0  million and $4.8 million, respectively, and used cash in operations of $9.1 million and $6.4 million, respectively. The Company had an accumulated deficit of $241.1  million and $234.1 million as of December 31, 2020 and 2019, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and we believe the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications. For instance, results from an independent study demonstrated the potential anti-viral properties of our silicon nitride. We believe that we may be able to apply our silicon nitride powder to personal protection products, such as face masks, gowns and gloves, resulting in inactivation of viruses that come into contact with the items.

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

During the year ended December 31, 2019, the Company entered into an ATM equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.7 million before considering issuance costs. During the year ending December 31, 2020, the Company sold 354,381 shares of common stock, raising approximately $0.8 million before considering issuance costs. As a result of the sales during the first half of 2020 there are no longer any funds available to the Company under the ATM.

On October 1, 2018, the Company sold the retail spine implant business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows $1.9  million for the remaining ten months.

Management has concluded that together with its existing capital resources and payments on the note receivable from the sale of the spine implant business will be sufficient to fund operations for at least the next 12 months, or through March 2022.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(9,112)	$(6,435)
Net cash provided by investing activities	1,751	1,381
Net cash provided by financing activities	30,925	1,394
Net cash provided (used)	$23,564	$(3,660)

Net Cash Used in Operating Activities

Net cash used in operating activities was $9.1 million in 2020, compared to $6.4 million used in 2019, an increase of $2.7 million. The increase in the net loss for operations, and related non-cash add backs to the net loss, was $2.5  million from 2020 when compared to 2019. The increase in cash used for operating activities operations during 2020 was primarily due to the $2.5 million mentioned above plus changes in the movement of working capital items during 2020 as compared to the same period in 2019 as follows: a $0.6 million increase in cash used in accounts payable and accrued liabilities and a $0.1 increase in cash used in prepaids, offset by a $0.4 million decrease in cash payments on operating lease liability, and a $0.1 million decrease in cash used in account and other receivables.

Net Cash Provided By Investing Activities

Net cash provided by investing activities was $1.8 million during 2020, compared to $1.4 million provided by investing activities during the same period in 2019, an increase of $0.4 million. The increase in cash provided in investing activities during 2020 was primarily due to an increase of $0.6 million for the proceeds from notes receivable, offset by the increase of $0.2 million for the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $30.9 million during 2020, compared to $1.4 million provided by financing activities during the same period in 2019, an increase of $29.5 million. This increase was primarily attributable an increase in proceeds from warrant derivative liabilities of $6.3 million, an increase in proceeds from issuance of common stock in the amount of $18.5 million, an increase in proceeds from issuance of preferred stock in the amount of $3.1 million, an increase in proceeds of $1.0 million from warrants exercised for cash, a $0.4 million increase from the issuance of debt, and a $0.2 decrease in capital raise costs.

Indebtedness

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

Related-Party Transactions

For a description of our related-party transactions, see Item 13 “Certain Relationships and Related Party Transactions, Director Independence” contained in Part III of this 2020 Annual Report on Form 10-K.

Seasonality and Backlog

Our business is generally not seasonal in nature. We derive our product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders, to CTL Medical, with whom we have an exclusive sales agreement in place with a remaining term of 8-years. CTL Medical’s sales generally consist of products that are in stock with them or maintained at hospitals or with their sales distributors. Accordingly, we do not have a backlog of sales orders.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those policies for the year ended December 31, 2020, except as explained below in Accounting Pronouncements Adopted in 2019. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our consolidated financial statements.

New Accounting Pronouncement, Not Yet Adopted

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements upon adoption.

Revenue Recognition

The Company derives its product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders to CTL Medical, with whom the Company has a 10-year exclusive sales agreement in place, 8 years of which remain. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application. The sale of the Company’s products has a single performance obligation and revenue is recognized at the time the product is shipped to the customer. In general, the Company’s customers do not have any rights of return or exchange.

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

Long Lived Intangible Assets

The Company evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2020. As explained above, the Company sold most intangible assets that had a carrying value to CTL Medical, retaining the carrying value of only one trademark asset.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2020 and 2019, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2020. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K.

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

Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting that occurred during 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, and positions with SINTX for each of our directors.

Name	Age	Positions
B. Sonny Bal, M.D.	58	Chairman of the Board of Directors, President and Chief Executive Officer
David W. Truetzel	64	Director
Jeffrey S. White	67	Director
Eric A. Stookey	20	Director
Mark Froimson, M.D.	60	Director

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

Class I Directors - up for election at the 2021 Annual Meeting of Stockholders with a term expiring at the 2024 annual meeting of stockholder if re-elected.

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

We believe Dr. Froimson’s qualifications to sit on our Board include his clinical expertise and executive experience in the medical field.

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
B. Sonny Bal, M.D.	58	Chairman of the Board of Directors, President and Chief Executive Officer, Principal Financial Officer
Bryan J. McEntire	68	Chief Scientific Officer
David O’Brien	56	Chief Operating Officer

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

David O’Brien has served as our Chief Operating Officer since July 2019. Mr. O’Brien previously served as the Company’s Vice President and General Manager from October 2016 to July 2019 and from March 2014 through September 2016, he held prior roles as our Vice President of Operations and Vice President of Manufacturing. Mr. O’Brien has over 30 years of experience in engineering, manufacturing, and operations leadership in advanced materials and medical device organizations. From 2005 to 2014, he fulfilled several engineering leadership roles for Covidien. From 1991 to 2005, he worked for Arnold Magnetic Technologies in the production of ceramic, powder metal and molded magnets in multiple facilities across the U.S. and in England. He has extensive experience with Lean and other Continuous Improvement initiatives. Mr. O’Brien holds an M.S. in Ceramic Engineering from the Georgia Institute of Technology, and a B.S. in Physics from the University of Texas at San Antonio.

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

The Board and Committees

Our Board of Directors has five members. The Chairman of the Board and our Chief Executive Officer, B. Sonny Bal, MD, PhD, is a member of the Board and is a full-time employee of SINTX. David W. Truetzel, Eric A. Stookey, Jeffrey S. White, and Mark Froimson are non-employee directors, and the Board has determined that these persons (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board met eight (8) times during the year ended December 31, 2020. All directors attended more than seventy-five percent (75%) of the meetings of the Board and committee meetings of which such director was a member held during 2020.

In accordance with our restated Certificate of Incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following such election. Our directors are divided among the three classes as follows:

●	The Class I director is Mark Froimson and his term will expire at the annual meeting of stockholders to be held in 2021.

●	The Class II directors are David W. Truetzel and Eric A. Stookey, and their terms are expiring at the 2022 annual meeting of stockholders.

●	The Class III directors are B. Sonny Bal, M.D. and Jeffrey S. White, and their terms will expire at the annual meeting of stockholders to be held in 2023

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

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the Nasdaq Listing Rules. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of the following members: David W. Truetzel (Chairman), Eric A. Stookey and Jeffrey S White. The Audit Committee provides oversight for financial reporting matters, internal controls, and compliance with the Company’s financial policies, and meets with its auditors when appropriate. The Audit Committee did not meet as a separate committee in 2020, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Board has determined that David W. Truetzel is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee.

Compensation Committee

The Compensation Committee of the Board is comprised of the following members: Jeffrey S. White, (Chairman), David W. Truetzel and Eric A. Stookey. The Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee recommends to the Board for determination compensation of our executive officers, including the chief executive officer, and addresses salary and benefit matters for other key personnel and employees of the Company. The Compensation Committee did not meet as a separate committee in 2020, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee.

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

Summary Compensation Table

The following table  sets forth information about certain compensation awarded or paid to our named executive officers for the 2020 and 2019 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Stock Awards	Option Awards	All Other Comp (1)	Total Compensation
B. Sonny Bal	2020	$415,385	$59,750	$-	$-	$4,398	$7,909	$487,442
Chief Executive Officer	2019	400,000	-	-	-	-	1,231	401,231

Bryan McEntire	2020	253,942	29,553	-	-	4,398	9,780	297,673
Chief Scientific Officer	2019	238,702	4,001	-	-	-	6,610	249,313

David O’Brien	2020	298,413	28,560	-	4,579	4,398	10,257	346,207
Chief Operating Officer	2019	231,750	3,984	-	-	-	6,418	242,152

(1)	Amount reflects matching of 401(k) contributions paid by us, unless otherwise noted.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding equity awards held by our named executive officers as of December 31, 2020:

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Restricted Stock Units that have not vested	Market value of shares or units of stock that have not vested ($)
Name	Exercisable	Unexercisable	Price	Date
Sonny Bal	1	-	$139,158	3/15/2022	-	$-
	16	-	5,221	1/7/2025	-	-
	9	-	2,321	9/16/2025	-	-
	28	-	367	9/14/2026	-	-
	-	50,000	0.47	4/21/2030	-	-

Bryan McEntire	19	-	5,130	8/13/2024	-	-
	13	-	5,221	1/7/2025	-	-
	9	-	608	1/4/2026	-	-
	-	50,000	0.47	4/21/2030	-	-

David O’Brien	9	-	5,129	7/17/2024	-	-
	6	-	5,222	1/7/2025	-	-
	9	-	608	1/4/2026	-	-
	-	50,000	0.47	4/21/2030	50,000	78,500

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

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2020 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
David W. Truetzel	$125,507	$-	$5,277	$130,784
Jeffrey S. White	41,000	-	5,277	46,277
Eric A. Stookey	44,000	-	5,277	49,277
Mark Froimson	40,708	-	4,838	45,546

The following compensation schedule sets forth compensation for non-employee directors (paid on a quarterly basis) as approved by the Board:

●	Annual Retainer of $40,000 paid in four equal installments of $10,000 each at the beginning of each calendar quarter;

●	$1,000 for each board and committee meeting attended in person;

●	$500 for each board and committee meeting attended via telephone or other remote medium; and

●	Reimbursement of reasonable expenses as supported by documentation and receipts.

A new Board appointee receives an award of 40,000 stock options upon appointment. Further, each member of the Board is awarded an option grant for 15,000 stock options on an annual basis.

The chair of the Audit Committee is paid an annual retainer of $120,000 payable in monthly increments of $10,000 each.

Equity Compensation Plan Information

The following table  sets forth information as of December 31, 2020 relating to all of our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options		(b) Weighted- average Exercise Price of Outstanding Options		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	515,393	(1)	$5.53	(2)	1,387,503
Equity compensation plans not approved by Stockholders	-		-		-
Total	515,393	(1)	$5.53	(2)	1,387,503

(1)	Includes options outstanding under our 2012 Equity Incentive Plan.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

2020 Equity Incentive Plan

The 2020 Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and performance share awards to employees, officers, consultants, advisors, non-employee directors and independent contractors designated by either the board of directors of the Company or if so authorized by the board of directors, the Compensation Committee (the “Committee”) of the Board of Directors. Under the 2020 Plan, the maximum number of shares of common stock which may be issued, subject to adjustment as described below, is 1,902,520 shares of common stock, which includes 2,520 shares that have been rolled over from our 2012 Plan. In addition, there are 377 shares subject to outstanding awards under our 2012 Plan that, if, after April 21, 2020, are forfeited or reacquired by the Company due to termination or cancellation of such awards shall also be permitted to be granted under the 2020 Plan. For stock options and SARs, the aggregate number of shares with respect to which such awards are exercisable, rather than the number of shares actually issued upon exercise, will be counted against the number of shares available for awards under the 2020 Plan. If awards under the 2020 Plan expire or otherwise terminate without being exercised, the shares not acquired pursuant to such awards again become available for issuance under the 2020 Plan in accordance with its terms. However, under the following circumstances, shares will not again be available for issuance under the 2020 Plan: (i) shares unissued due to a “net exercise” of a stock option, (ii) any shares withheld, or shares tendered to satisfy tax withholding obligations with respect to a stock option or SAR, (iii) shares covered by a SAR that is not settled in shares upon exercise and (iv) shares repurchased using stock option exercise proceeds.

Administration

The 2020 Plan will be administered by the Committee, or in the board of director’s sole discretion, by the board of directors. The Board of Directors will fill vacancies on and from time to time may remove or add members to the Committee, and the Committee will be so constituted to permit awards granted under the 2020 Plan to be exempt from Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and to permit grants of awards under the plan to comply with or any other statutory rule or regulatory requirements, unless otherwise determined by the Board of Directors.

Subject to the express provisions of the 2020 Plan, the Committee has authority to administer and interpret the 2020 Plan, including the authority to determine who is eligible to participate in the 2020 Plan and to whom and when awards are granted under the 2020 Plan, to grant awards, to determine the number of shares of common stock subject to awards and the exercise or purchase price of such shares under an award, to establish and verify the extent of satisfaction of any performance criteria applicable to awards, to prescribe and amend the terms of the agreements evidencing awards made under the 2020 Plan, and to make other determinations deemed necessary or advisable for the administration of the 2020 Plan. Also, subject to the requirements of Delaware General Corporation Law and any limitations under applicable stock exchange rules, the Committee also has the power to delegate to officers the authority to grant and determine the terms and conditions of awards granted under the 2020 Plan. These delegated officers shall not be permitted to grant awards to any person subject to Rule 16b-3 under the Exchange Act or Code.

Eligibility

Participants under the 2020 Plan are limited to employees, officers, non-employee directors, and consultants providing services to the Company, or any person to whom an offer of employment or engagement with the Company is extended. In determining to whom awards will be granted and the nature of such each award, the Committee may take into account the nature of the services rendered by the respective participant, their present and potential contributions to the success of the Company or such other factors as the Committee, in its discretion, deems relevant.

General Terms and Conditions of Awards

Nonqualified Stock Options

The Committee may grant nonqualified stock options under the 2020 Plan which do not meet the requirements of Section 422 of the Code and which will be subject to the following terms and conditions. The option exercise price per share will be determined by the Committee but will not be less than 100% of the “fair market value” of the common stock on the date of grant of such option. The term “fair market value” means either (a) if the common stock is listed on any established stock exchange, the closing price for the common stock on the date of grant or (b) in the absence of an established market for the common stock, the fair market value shall be determined in good faith by the Committee and such determination shall be conclusive and binding on all persons. The exercise price of an option may be paid through various means specified by the Committee, including in cash or check, by delivering to the Company shares of common stock or by a reduction in the number of shares issuable pursuant to such option. Except in limited circumstances, every option which has not been exercised within ten years of its date of grant will lapse upon the expiration of the ten-year period, unless it has lapsed at an earlier date as determined by the Committee.

During the lifetime of a participant, except as otherwise may be provided by the Committee in its discretion, options granted to that participant under the 2020 Plan generally will be nontransferable and exercisable only by the participant. A participant will have the right to transfer any options granted to such participant upon such participant’s death either by the terms of such participant’s will or under the laws of descent and distribution.

Incentive Stock Options

The Committee may grant incentive stock options under the 2020 Plan which meet the requirements of section 422 of the Code. Under the 2020 Plan, the aggregate fair market value, determined at the time the option is granted, of the common stock with respect to which incentive stock options are exercisable for the first time by any participant during any calendar year (under the 2020 Plan and any other incentive stock option plans of the Company) may not exceed $100,000, or any other limit as may be prescribed by the Code from time to time. The option exercise price per share will be determined by the Committee but will not be less than 100% of the “fair market value” of the common stock on the date of grant of such option. In the case of a grant of an incentive stock option to a participant who, at the time such option is granted, owns stock possessing more than 10% of the combined voting power of all classes of stock of the Company, the option exercise price per share under such option will not be less than 110% of the “fair market value” of the common stock on the date of grant of such option and such option will expire and no longer be exercisable no later than five years from the date of grant of such option.

SARs

The committee may grant SARs under the 2020 Plan. Subject to the express provisions of the 2020 Plan and as discussed in this paragraph, the Committee has discretion to determine the grant value, term, methods of exercise, dates of exercise, methods of settlement and any other terms and conditions of any SAR. The grant value of each SAR granted under the 2020 Plan will be determined by the Committee. Every SAR which has not been exercised within ten years of its date of grant will lapse upon the expiration of such ten-year period, unless it has lapsed at an earlier date as determined by the Committee.

Restricted Stock and Restricted Stock Units

The Committee may grant restricted stock or restricted stock units under the 2020 Plan. Restricted stock and restricted stock units will be subject to such restrictions as the Committee may impose (including, without limitation, any limitation on the right to vote a share of restricted stock or the right to receive any dividend or other right or property with respect thereto), which restrictions may lapse separately or in combination at such time or times, in such installments or otherwise as the Committee may deem appropriate. For example, awards may, at the Committee’s discretion, be conditioned upon a participant’s completion of a specified period of service, or upon the achievement of one or more performance goals established by the Committee, or upon any combination of service-based and performance-based conditions. A restricted stock or restricted stock unit award that is conditioned in whole or in part upon the achievement of one or more financial or other company-related performance goals (including goals specific to the participant’s individual performance, other than performance of service alone) is generally referred to as a performance share or performance share unit award.

Any restricted stock granted under the 2020 Plan shall be issued at the time such awards are granted and may be evidenced in such manner as the Committee may deem appropriate. In the case of restricted stock units, no common stock shall be issued at the time such awards are granted. Upon the lapse or waiver of restrictions and the restricted period relating to restricted stock units evidencing the right to receive common stock, such common stock shall be issued and delivered to the holder of the restricted stock units.

Except as otherwise determined by the Committee, if a director resigns or is removed or if the employment of an employee holding restricted stock or restricted stock units terminates during the applicable restricted period, the restricted stock and/or restricted stock units held by such director or employee will be forfeited and reacquired by the Company.

Transferability

Generally, no award (other than fully vested and unrestricted shares) and no right under any such award shall be transferable by a participant other than by will or by the laws of descent and distribution, and no award (other than fully vested and unrestricted shares) or right under any such award may be pledged, alienated, attached or otherwise encumbered. If a transfer is allowed by the Compensation Committee (other than for fully vested and unrestricted shares), the transfer will be for no value and shall comply with the Form S-8 rules. The Committee may establish procedures to allow a participant to designate a beneficiary or beneficiaries, to exercise the rights of the participant and receive any property distributable with respect to an award in the event of the participant’s death.

Corporate Transactions

In the event of any Change-in-Control Event (as defined in the 2020 Plan), reorganization, merger, consolidation, split-up, spin-off, combination, plan of arrangement, take-over bid or tender offer, repurchase or exchange of common stock or other securities of the Company or any other similar corporate transaction or event involving the Company, all outstanding options and SARs shall become immediately exercisable with respect to 100% of the shares subject to such options or SARs, and/or the restricted period shall expire immediately with respect to 100% of the outstanding shares of restricted stock awards or restricted stock units. Further, with respect to performance share awards and cash awards, in the event of a Change-in-Control, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions will be deemed met.

In addition, in the event of a Change-in-Control, the Committee may in its discretion and upon at least 10 days’ advance notice to the affected persons, cancel any outstanding awards and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such awards based upon the price per share of common stock received or to be received by other shareholders of the Company in the event. In the case of any option or SAR with an exercise price (or SAR Exercise Price in the case of a SAR) that equals or exceeds the price paid for a share of common stock in connection with the Change-in-Control, the Committee may cancel the option or SAR without the payment of consideration therefor.

Amendment and Termination

No awards may be granted pursuant to the 2020 Plan after the ten-year anniversary of the effective date of the 2020 Plan which, if the shareholders approve the amendment and restatement of the 2020 Plan, will be April 21, 2030. Except to the extent stockholder approval or participant consent is required as provided by the 2020 Plan, the Board may amend, modify or terminate the 2020 Plan.

The Committee may amend, modify or terminate an outstanding award, provided, however, that, except as expressly provided in the 2020 Plan, the Committee may not, without the participant’s consent, amend, modify or terminate an outstanding award unless it determines that the action would not adversely alter or impair the terms or conditions of such award. However, the Committee reserves the right to reprice any previously granted “underwater” option or SAR by (i) lowering the exercise price, (ii) canceling the underwater option or SAR and granting a substitute award, or (iii) repurchasing the underwater option or SAR.

2012 Equity Incentive Plan

The Company is no longer making equity awards under the 2012 Plan. As outstanding awards under the 2012 Plan expire or terminate the shares allocated to such awards will rollover to the 2020 Plan. All shares that were available for award under the 2012 Plan have been rolled into the 2020 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2021 by:

●	each of our current directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group;

●	each stockholder known by us to own beneficially more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2021, pursuant to the exercise or vesting of options or warrants or conversion of convertible promissory notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of shares beneficially owned is based on 24,684,574 shares issued and outstanding on March 1, 2021.

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

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Five Percent Stockholders:
none
Directors and Named Executive Officers:
B. Sonny Bal, M.D. (1)	15,899	*
David W. Truetzel (2)	16,919	*
Jeffrey S. White (3)	16,815	*
Eric A. Stookey (4)	16,813	*
Bryan McEntire (5)	14,054	*
David O’Brien (6)	33,503	*
Mark Froimson, M.D. (7)	15,400	*
All executive officers and directors as a group (7 persons)	129,403	*

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.

(1)	Represents 12 shares of Common Stock and options and warrants to purchase 15,887 shares of Common Stock that are currently exercisable within 60 days of March 1, 2021.

(2)	Represents 71 shares of Common Stock and options to purchase 16,848 shares of Common Stock that are currently exercisable within 60 days of March 1, 2021.

(3)	Represents 2 shares of Common Stock and options to purchase 16,813 shares of Common Stock that are currently exercisable within 60 days of March 1, 2021.

(4)	Represents options to purchase 16,813 shares of Common Stock that are currently exercisable within 60 days of March 1, 2021.

(5)	Represents 13 shares of Common Stock and options to purchase 14,041 shares of Common Stock that are currently exercisable within 60 days of March 1, 2021.

(6)	Represents 5,477 shares of Common Stock, restricted stock units exercisable into 14,000 shares of Common Stock within 60 days of March 1, 2021, and options to purchase 14,026 shares of Common Stock that are currently exercisable within 60 days of March 1, 2021

(7)	Represents options to purchase 15,400 shares of Common Stock that are currently exercisable within 60 days of March 1, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have not entered into any transactions since January 1, 2020 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock, on an as converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Executive and Director Compensation.”

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

The aggregate fees and expenses incurred from our principal accounting firm, Tanner LLC, for fiscal years ended December 31, 2020 and 2019, were as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit fees	$163,434	$259,929
Audit related fees	148,718	64,971
Tax Fees	-	16,750
Total Fees	$312,152	$341,650

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

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended December 31, 2019.

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Asset Purchase Agreement by and among Amedica Corporation, CTL Corporation and US Spine Inc. dated as of September 5, 2018		Form 8-K (Exhibit 2.1)	10/5/18	001-33624

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	11/16/17	001-33624

3.1.3	Certificate of Designation of Series B Preferred Stock		Form 8-K (Exhibit 3.1)	5/15/18	001-33624

3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	11/02/18	001-33624

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	7/26/19	001-33624

3.1.6	Certificate of Designation of Series C Preferred Stock		Form 8-K (Exhibit 3.1)	2/07/20	001-33624

3.2	Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.2.1	Amendment to the Bylaws of Amedica Corporation dated as of October 30, 2018.		Form 8-K (Exhibit 3.2)	11/02/18	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

4.2	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and GE Capital Equity Investments, Inc., dated as of December 17, 2012		Form S-1 (Exhibit 4.10)	11/8/13	333-192232

4.3	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and Zions First National Bank, dated as of December 17, 2012		Form S-1 (Exhibit 4.11)	11/8/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.4	Form of Common Stock Purchase Warrant issued on April 4, 2016.		Form 8-K (Exhibit 4.1)	4/05/16	001-33624

4.5	Form of Series E Warrant		Amendment No. 3 to Form S-1 (Exhibit 4.25)	6/30/16	333-211520

4.6	Form of Warrant		Form 8-K (Exhibit 4.1)	1/20/17	001-33624

4.7	North Stadium Investments, LLC Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.2)	8/3/17	001-33624

4.8	Common Stock Warrant		Form 8-K (Exhibit 3.2)	5/15/18	001-33624

4.9	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC		Form S-1 (Exhibit 4.28)	4/26/18	333-223032

4.10	Form of Indenture		Form S-3 (Exhibit 4.2)	3/25/19	333-230492

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.11	Form of Common Stock Warrant		Form S-1/A	1/15/20	333-234438

4.12	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC, dated February 6, 2020		Form 8-K (Exhibit 10.1)	2/07/20	001-33624

4.13	Warrant Issued to Maxim Group LLC on February 6, 2020		Form 8-K (Exhibit 4.1)	2/07/20	001-33624

4.14	Warrant Issued to Ascendiant Capital Markets, LLC on February 6, 2020		Form 8-K (Exhibit 4.2)	2/07/20	001-33624

4.15	Description of Registrant’s Securities	X

10.1	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009		Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.2	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012		Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.3	Form of Change of Control Agreement*		Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.4	Form of Indemnification Agreement by and between the Registrant and its officers and directors		Amendment No. 2 Form S-1 (Exhibit 10.14)	12/20/13	333-192232

10.5	SINTX Technologies Amended and Restated 2012 Equity Incentive Plan*		Amendment No. 4 to Form S-1 (Exhibit 10.15)	2/12/14	333-192232

10.6	Form of 2012 Stock Option Grant Notice and Stock Option Agreement*		Amendment No. 4 to Form S-1 (Exhibit 10.16)	2/12/14	333-192232

10.7	Form of 2012 Restricted Stock Award and Restricted Stock Unit Agreement*		Amendment No. 4 to Form S-1 (Exhibit 10.17)	2/12/14	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.8	Exchange Agreement dated April 4, 2016, by and among SINTX Corporation and Riverside Merchant Partners, LLC		Form 8-K (Exhibit 10.2)	5/05/16	001-33624

10.9	Warrant Agency Agreement, dated July 8, 2016, by and between SINTX Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 10.1)	7/8/16	001-33624

10.10	Warrant Agency Agreement dated January 24, 2017, by and between SINTX Corporation and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 8-K)	1/24/17	001-33624

10.11	Security Agreement, dated July 28, 2017		Form 8-K (Exhibit 10.1)	8/3/17	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.12	Securities Purchase Agreement, dated January 30, 2018, by and among the Company and L2 Capital, LLC.		Form 8-K (Exhibit 10.1)	2/1/18	001-33624

10.13	Amended and Restated Promissory Note payable to L2 Capital		Form S-1 (Exhibit 10.25)	4/26/18	333-223032

10.14	Form of Warrant Amendment Agreement		Form S-1 (Exhibit 10.26)	4/26/18	333-223032

10.15	Amendment to Centrepointe Business Park Lease Agreement, dated June 7, 2019, between SINTX Technologies, Inc. and Centrepointe Properties, LLC.		Form 8-K (Exhibit 10.1)	6/10/19	001-33624

10.16	Promissory Note issued by CTL Corporation in favor of Amedica Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.1)	10/5/18	001-33624

10.17	Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.2)	10/5/18	001-33624

10.18	Guaranty between Amedica Corporation and Daniel Chon dated as of October 1, 2018.		Form 8-K (Exhibit 10.3)	10/5/18	001-33624

10.19	ROFN Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		From 8-K (Exhibit 10.4)	10/5/18	001-33624

10.20	Promissory Note, dated April 28, 2020 between SINTX Technologies, Inc. and First State Community Bank.		Form 8-K (Exhibit 10.1)	4/30/20	001-33624

10.21	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	6/29/20	001-33624

10.22	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	6/29/20	001-33624

10.23	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	7/20/20	001-33624

10.24	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	7/20/20	001-33624

10.25	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	8/6/20	001-33624

10.26	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	8/6/20	001-33624

10.27	Form of Indenture		Form S-3 (Exhibit 4.18)	10/2/20	333-249267

10.28	Equity Distribution Agreement, dated as of February 25, 2021, by and between SINTX Technologies, Inc. and Maxim Group LLC		Form 8-K (Exhibit 10.1)	2/26/20	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

21.1	Lit of Subsidiaries (None)

23.1	Consent of Independent Registered Public Accounting Firm, Tanner LLC	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101 SCH	XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

*	Management contract of compensatory plan or arrangement

(A)	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: March 22, 2021	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2021	/s/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: March 22, 2021	/s/ David W. Truetzel
David W. Truetzel, Director

Date: March 22, 2021	/s/ Jeffrey S. White
Jeffrey S. White, Director

Date: March 22, 2021	/s/ Eric A. Stookey
Eric A. Stookey, Director

Date: March 22, 2021	/s/ Mark Froimson
Mark Froimson, M.D., Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

SINTX Technologies, Inc.

Salt Lake City, Utah

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SINTX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Warrants classified as Derivative Liabilities Valuation

As described in Note 1 to the financial statements, the Company initially records warrants classified as derivative liabilities at fair value and is required to re-measure the fair value each reporting period. The Company estimates the fair value of these instruments using Monte-Carlo valuation models. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

We obtained an understanding, evaluated the design and implementation of controls over the Company’s process for calculating the fair values of the warrants classified as derivative liabilities, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the warrants classified as derivative liabilities, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above as well as underlying data used by the Company in its analysis, and evaluated management’s specialist.

/s/ TANNER LLC

March 22, 2021 Lehi, Utah

We have served as the Company’s auditors since 2017

SINTX Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$25,351	$1,787
Account and other receivables, net of allowance	41	136
Prepaid expenses and other current assets	243	310
Inventories	99	106
Note receivable, current portion	1,856	1,724
Total current assets	27,590	4,063

Inventories	388	533
Property and equipment, net	471	190
Intangible assets, net	36	41
Long-term note receivable, net of current portion	-	1,944
Operating lease right of use asset	1,926	2,341
Other long-term assets	36	35
Total assets	$30,447	$9,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$194	$191
Accrued liabilities	909	1,266
Current portion of long-term debt	109	6
Derivative liabilities	1,238	220
Current portion of operating lease liability	403	360
Other current liabilities	26	23
Total current liabilities	2,879	2,066

Operating lease liability, net of current portion	1,477	1,867
Long term debt, net of current portion	287	12
Total liabilities	4,643	3,945

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares and 249 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 51 shares and 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively.
Common stock, $0.01 par value, 250,000,000 shares authorized; 24,552,409 and 2,434,009 shares issued and outstanding as of December 31, 2020 and 2019, respectively.	245	24
Additional paid-in capital	266,666	239,256
Accumulated deficit	(241,107)	(234,078)
Total stockholders’ equity	25,804	5,202
Total liabilities and stockholders’ equity	$30,447	$9,147

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Product revenue	$594	$689
Costs of revenue	475	551
Gross profit	119	138
Operating expenses:
Research and development	4,808	3,394
General and administrative	3,132	2,908
Sales and marketing	683	430
Total operating expenses	8,623	6,732
Loss from operations	(8,504)	(6,594)
Other income (expenses):
Interest expense	(2)	(4)
Interest income	330	450
Offering costs	(1,246)	-
Change in fair value of derivative liabilities	2,111	1,303
Other income	282	48
Total other income, net	1,475	1,797
Net loss before income taxes	(7,029)	(4,797)
Provision for income taxes	-	-
Net loss	(7,029)	(4,797)
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible preferred stock	(9,565)	(2,703)
Net loss attributable to common stockholders	$(16,594)	$(7,500)

Net loss per share – basic and diluted
Basic – net loss	$(0.43)	$(3.08)
Basic – deemed dividend and accretion of a discount on conversion of preferred stock	(0.58)	(1.74)
Basic – attributable to common stockholders	$(1.01)	$(4.82)

Diluted – net loss	$(0.53)	$(3.95)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	(0.55)	(1.74)
Diluted – attributable to common stockholders	$(1.08)	$(5.69)
Weighted average common shares outstanding:
Basic	16,406,556	1,555,988
Diluted	17,446,148	1,555,988

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	4,074	$-	-	$-	726,455	$7	$237,673	$(229,281)	$8,399
Issuance of common stock upon exercise of warrants	-	-	-	-	35,874	-	103	-	103
Issuance of common stock for cash	-	-	-	-	527,896	5	1,446	-	1,451
Issuance of common stock due to conversion of preferred stock	(3,825)	-	-	-	1,143,784	12	(12)	-	-
Accretion of convertible preferred stock discount	-	-	-	-	-	-	2,703	-	2,703
Deemed dividend related to the issuance of preferred stock	-	-	-	-	-	-	(2,703)	-	(2,703)
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	44	-	44
Stock-based compensation	-	-	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	-	-	(4,797)	(4,797)
Balance as of December 31, 2019	249	-	-	-	2,434,009	24	239,256	(234,078)	5,202
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	3,199	-	3,199
Common stock issued for cash, net of fees	-	-	-	-	11,369,381	114	19,882	-	19,996
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	3,504,535	35	(35)	-	-
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	740,968	7	1,104	-	1,111
Preferred stock issued for cash	-	-	9,440	-	-	-	3,112	-	3,112
Common stock issued on conversion of preferred stock	(223)	-	(9,389)	-	6,503,516	65	(65)	-	-
Issuance of agent warrants	-	-	-	-	-	-	168	-	168
Beneficial conversion feature on issuance of convertible preferred stock	-	-	-	-	-	-	3,111	-	3,111
Deemed dividend related to the issuance of preferred stock	-	-	-	-	-	-	(3,111)	-	(3,111)
Accretion of convertible preferred stock discount	-	-	-	-	-	-	6,454	-	6,454
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(6,454)	-	(6,454)
Stock-based compensation	-	-	-	-	-	-	45	-	45
Net loss	-	-	-	-	-	-	-	(7,029)	(7,029)
Balance as of December 31, 2020	26	$-	51	$-	24,552,409	$245	$266,666	$(241,107)	$25,804

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019
Cash flow from operating activities
Net loss	$(7,029)	$(4,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	78	102
Amortization of right of use asset	415	363
Amortization of intangible assets	5	5
Non-cash interest income	(299)	(443)
Stock based compensation	45	2
Change in fair value of derivative liabilities	(2,111)	(1,303)
Offering costs	325	-
Bad debt expense	-	(3)
Changes in operating assets and liabilities:
Account and other receivables	94	131
Prepaid expenses and other current assets	(91)	19
Inventories	153	37
Accounts payable and accrued liabilities	(350)	216
Payments on operating lease liability	(347)	(764)
Net cash used in operating activities	(9,112)	(6,435)
Cash flows from investing activities
Purchase of property and equipment	(360)	(147)
Proceeds from note receivable, net of imputed interest	2,111	1,528
Net cash provided by investing activities	1,751	1,381
Cash flows from financing activities
Proceeds from issuance of warrant derivative liabilities	6,328	-
Proceeds from issuance of common stock, net of fees	19,995	1,451
Proceeds from issuance of preferred stock, net of fees	3,112	-
Proceeds from issuance of common stock in connection with exercise of warrants	1,111	103
Capital raise costs	-	(157)
Principal payment on debt	(27)	(3)
Proceeds from issuance of debt	406	-
Net cash provided by financing activities	30,925	1,394
Net increase (decrease) in cash and cash equivalents	23,564	(3,660)
Cash and cash equivalents at beginning of year	1,787	5,447
Cash and cash equivalents at end of year	$25,351	$1,787

	Years Ended December 31,
	2020	2019
Noncash investing and financing activities
Extinguishment of derivative liabilities through exercise of warrants	$3,199	$44
Change in par value due to conversion of preferred stock to common stock	65	11
Issuance of Common Stock for the Cashless Exercise of Warrants	35	-
Right-of-Use Assets and assumption of operating lease liability	-	2,704
Issuance of debt for equipment	-	21
Supplemental cash flow information
Cash paid for interest	$2	$4

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

On October 1, 2018, the Company completed the sale of its retail spine implant business to CTL Medical, a Dallas, Texas-based privately held medical device manufacturer. As a result of the sale, CTL Medical is now the exclusive owner of Amedica’s portfolio of metal and silicon nitride spine implant products, which are presently sold under the brand names of Taurus, Preference, and Valeo, with access to future silicon nitride spine technologies. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company. The Company will serve as CTL’s exclusive OEM provider of silicon nitride products.

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

The previous name, Amedica, has transferred to CTL Medical, which is now CTL Amedica. The Company’s new corporate brand reflects both  the Company’s core competence in the science and production of silicon nitride ceramics, as well as encouraging prospects for the future, as an OEM supplier of spine implants to CTL Amedica, and several opportunities outside of spine implants. As SINTX Technologies Inc., the Company will focus on developing silicon nitride in terms of product design, and future biomaterial formulations, for a variety of OEM customers.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all assets, liabilities and operations of the Company. In May 2020, the Company dissolved its wholly owned subsidiary ST Sub, Inc. At the time of dissolution the subsidiary had no assets, liabilities, equity, or operations. The financial statements after May 8, 2020, are not consolidated.

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

For the years ended December 31, 2020 and 2019, the Company incurred a net loss of $7.0  million and $4.8 million, respectively, and used cash in operations of $9.1  million and $6.4 million, respectively. The Company had an accumulated deficit of $241.1  million and $234.1 million as of December 31, 2020 and 2019, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

During the year ended December 31, 2019, the Company entered into an at-the-market (ATM) equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.7 million before deducting fees to the placement agent and other offering expenses of approximately $0.2 million. During the year ended December 31, 2020, the Company sold 354,381 shares of common stock, raising approximately $0.8 million deducting fees to the placement agent and other offering expenses of approximately $0.034 million. As of December 31, 2020, no funding capacity is available under the ATM. (see Note 8).

On October 1, 2018, the Company sold the retail spine implant business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. With the maturing of the note receivable to occur October 1, 2021, the Company expects cash flows of approximately $1.9 million from the note during 2021.

Management has concluded existing capital resources will be sufficient to fund operations for at least the next 12 months, or through March 2022.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of December 31, 2020, the most significant estimate relates to derivative liabilities and stock based compensation.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and note receivables. Because the financial institution that the Company currently uses does not participate in the Certificate of Deposit Account Registry Service (“CDARS”), the Company does not presently have a program to limit its exposure to credit loss. The Company’s deposits, at times, may exceed federally insured limits.

As of December 31, 2020, two customer’s receivable balance was 91 % of the Company’s total accounts receivable. One customer accounted for 95 % and 100% of the Company’s total revenues for the years ended December 31, 2020 and 2019 respectively.

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

Costs of Revenue

The expenses that are included in costs of revenue include all raw material and in-house manufacturing costs for the products we manufacture.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are in operating lease right of use asset and operating lease liability in our consolidated balance sheet. Finance leases, if any, are included in property and equipment in our consolidated balance sheet. Leases with an initial term of 12 months or less are not presented on the consolidated balance sheet. The Company accounts for lease payments separately than from non-lease components. The depreciable life of the asset and leasehold improvement are limited by the expected lease term.

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

Long Lived Intangible Assets

The Company evaluates the carrying value of intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2020.

Derivative Liabilities

Derivative liabilities include the fair value of certain common stock warrants, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s consolidated statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments primarily using Monte-Carlo valuation models. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

We expect to incur additional research and development costs as we continue to develop new biomedical and antipathogenic products ..

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were not significant for each of the years ended December 31, 2020 and 2019.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2020 and 2019, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

Stock-Based Compensation

The Company measures stock-based compensation expense related to employee stock-based awards based on the estimated fair value of the awards as determined on the date of grant and is recognized as expense over the remaining requisite service period. The Company utilizes the Black-Scholes-Merton option pricing model to estimate the fair value of employee stock options. The Black-Scholes-Merton model requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock on the date of grant, the expected term of the stock option, and the expected volatility of the Company’s common stock over the period equal to the expected term of the grant. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company accounts for stock options to purchase shares of stock that are issued to non-employees based on the estimated fair value of such instruments using the Black-Scholes-Merton option pricing model.

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

Net Loss Per Share – Basic and Diluted

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock, options and warrants for the purchase of common stock The Company had potentially dilutive securities, totaling approximately 1.5 million and 0.5 million shares of common stock as of December 31, 2020 and 2019, respectively.

Below are basic and diluted loss per share data for the year ended December 31, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(7,029)	$(2,293)	$(9,323)
Deemed dividend and accretion of a discount	(9,565)	-	(9,565)
Net loss attributable to common stockholders	$(16,594)	$(2,293)	$(18,888)

Denominator:
Number of shares used in per common share calculations:	16,406,556	1,039,592	17,446,148

Net loss per common share:
Net loss	$(0.43)	$(0.10)	$(0.53)
Deemed dividend and accretion of a discount	(0.58)	0.03	(0.55)
Net loss attributable to common stockholders	$(1.01)	$(0.07)	$(1.08)

Below are basic and diluted loss per share data for the year ended December 31, 2019, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(4,797)	$(1,346)	$(6,143)
Deemed dividend and accretion of a discount	(2,703)	-	(2,703)
Net loss attributable to common stockholders	$(7,500)	$(1,346)	$(8,846)

Denominator:
Number of shares used in per common share calculations:	1,555,988	-	1,555,988

Net loss per common share:
Net loss	$(3.08)	$(0.87)	$(3.95)
Deemed dividend and accretion of a discount	(1.74)	-	(1.74)
Net loss attributable to common stockholders	$(4.82)	$(0.87)	$(5.69)

2. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2020	2019
Raw materials	$388	$533
WIP	97	106
Finished goods	2	-
	$487	$639

3. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	As of December 31,
	2020	2019
Manufacturing and lab equipment	$558	$247
Leasehold improvements	941	941
Software and computer equipment	684	636
Furniture and equipment	82	82
	2,265	1,906
Less: accumulated depreciation	(1,794)	(1,716)
	$471	$190

Depreciation expense for 2020 was approximately $0.1  million. Depreciation expense for 2019 was approximately $0.1 million.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Trademarks	$50	$50
Less: accumulated amortization	(14)	(9)
	$36	$41

Amortization expense for 2020 was approximately $5.0 thousand. Amortization expense for 2019 was approximately $5.0 thousand.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of December 31, 2020 and 2019. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 and 2019.

	Fair Value Measurements as of December 31, 2020 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,238	$1,238

	Fair Value Measurements as of December 31, 2019 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$220	$220

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2020 and 2019. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019 (in thousands):

Common Stock Warrants
Balance as of December 31, 2018	$(1,566)
Issuance of derivatives	-
Change in fair value	1,303
Exercise of warrants	44
Other, net	(1)
Balance as of December 31, 2019	(220)
Issuance of derivatives	(6,328)
Change in fair value	2,111
Exercise of warrants	3,199
Balance as of December 31, 2020	$(1,238)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of December 31, 2020, and 2019, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted-average risk-free interest rate	0.09%-0.27%	1.62%
Weighted-average expected life (in years)	0.63-4.10	3.4
Expected dividend yield	-%	-%
Weighted average expected volatility	138.3%-175.6%	64%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Payroll and related expenses	$600	$589
Resterilization and repackaging costs	-	392
Other	309	285
	$909	$1,266

7. Debt

PPP Loan

On April 28, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the PPP Loan is $0.391 million. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The PPP Loan has a two-year term, maturing on April 28, 2022. The term may be extended to five-years if the Lender and we agree to do so. The interest rate on the PPP Loan is 1.0% per annum. Principal and interest are payable in 18 monthly installments, beginning on November 28, 2020, until maturity with respect to any portion of the PPP Loan which is not forgiven as described below. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company is permitted to prepay or partially prepay the PPP Loan at any time with no prepayment penalties. The PPP Loan may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during a 24-week period that commenced on April 28, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. As explained in Note 15, the Company received notice the principal amount and accrued interest had been forgiven subsequent to December 31, 2020.

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

The Company raised $9.4 million, before consideration of issuance costs, associated with the issuance of the Units, with $3.1 million allocated to the preferred stock (with no offering costs allocated to the preferred stock) and $5.1 million, net of offering costs of approximately $1.2 million, allocated to the warrants. In association with the warrants that were recorded as a derivative liability, the Company immediately expensed approximately $1.2 million of the offering costs.

During the year ended December 31, 2020, Series B Convertible Preferred stockholders of the Company converted 223 shares of Series B Convertible Preferred Stock into 165,586 shares of common stock, and Series C Convertible Preferred stockholders of the Company converted 9,389 shares of Series C Convertible Preferred Stock into 6,337,930 shares of common stock .

Also, during the year ended December 31, 2020, holders of Warrants electing to use the cashless exercise option exercised 5,006,475 warrants, which resulted in the issuance of 3,504,535 shares of common stock. During the same period of time, holders of Warrants electing to exercise warrants for cash exercised 709,425 warrants, which resulted in the issuance of 709,425 shares of common stock, and the receipt of $1.1 million of cash.

2020 Registered Direct Offerings

During June 2020, the Company closed two registered direct offerings of shares of its common stock, priced at-the-market under Nasdaq rules, resulting in the issuance of a total of 6,100,000 shares of its common stock for gross proceeds of approximately $9.6 million, before considering offering costs of approximately $0.8 million. On June 23, 2020, the Company entered into the first Share Purchase Agreement with certain institutional purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a registered direct offering, an aggregate of 3,700,000 shares of common stock, par value $0.01 per share. The shares were sold at a negotiated purchase price of $1.50 per share for aggregate gross proceeds to the Company of approximately $5.5 million, before deducting offering costs. Following the initial registered direct offering, on June 26, 2020, the Company entered into the second Share Purchase Agreement with certain institutional purchasers pursuant to which the Company offered to the purchasers, in a registered direct offering, an aggregate of 2,400,000 shares of common stock, par value $0.01 per share. The shares were sold at a negotiated purchase price of $1.72 per share for aggregate gross proceeds to the Company of approximately $4.1 million, before deducting offering costs.

During July and August 2020, the Company closed two registered direct offerings of shares of its common stock, priced at-the-market under Nasdaq rules, resulting in the issuance of a total of 4,915,000 shares of its common stock for gross proceeds of approximately $11.2 million, before considering offering costs of approximately $0.8 million. On July 16, 2020, the Company entered into a Share Purchase Agreement with certain institutional purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a registered direct offering, an aggregate of 1,500,000 shares of common stock, par value $0.01 per share. The shares were sold at a negotiated purchase price of $2.00 per share for aggregate gross proceeds to the Company of $3.0 million, before deducting offering costs. On August 4, 2020, the Company entered into a Share Purchase Agreement with certain institutional purchasers, pursuant to which the Company agreed to issue and sell to the purchasers, in a registered direct offering, an aggregate of 3,415,000 shares of common stock, par value $0.01 per share. The shares were sold at a negotiated purchase price of $2.40 per share for aggregate gross proceeds to the Company of $8.2 million, before deducting offering costs.

2019 ATM Stock Offerings

On June 4, 2019, the Company entered into an Equity Distribution Agreement, (the “Distribution Agreement”), with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of its common stock, having an aggregate offering price of up to $1.6 million through Maxim, as agent (the “ATM Offering”). On September 12, 2019, the Company entered into an amendment to the Distribution Agreement with Maxim, which increased the maximum aggregate offering price of the shares of the Company’s common stock from $1.6 million to $2.5 million. Subject to the terms and conditions of the Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on the Company’s instructions. The Company has no obligation to sell any of the shares and may at any time suspend offers under the Distribution Agreement. The Company agreed to pay Maxim a transaction fee at a fixed rate of 4.25% of the gross sales price of shares sold under the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2019, the Company raised approximately $1.7 million before deducting fees to the placement agent and other offering costs of approximately $0.2 million, through the issuance of 527,896 shares of common stock under the Distribution Agreement with Maxim. During the year ending December 31, 2020, the Company sold 354,381 shares of common stock , raising approximately $0.8 million before deducting offering costs of approximately $0.034 million. As of December 31, 2020, no funding capacity is available under the ATM, and the Distribution Agreement was terminated.

9. Stock-Based Compensation

During the year ended December 31, 2020, the shareholders approved the 2020 Equity Incentive Plan. The 2020 Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and performance share awards to employees, officers, consultants, advisors, non-employee directors and independent contractors designated by either the board of directors of the Company or if so authorized by the board of directors, the Compensation Committee (the “Committee”) of the board of directors. Under the 2020 Plan, the maximum number of shares of common stock which may be issued is 1,902,520 shares of common stock, which includes 2,520 shares that have been rolled over from our 2012 Plan, as amended.

A summary of the Company’s outstanding stock option activity for the years ended December 31, 2020 and 2019 is as follows:

		December 31, 2020
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2019	377	$7,446.69	5.3	-
Granted	465,017	0.47	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1)	-	-	-
As of December 31, 2020	465,393	$5.53	9.3	$511,518
Exercisable at December 31, 2020	376	$6,977.42	4.3	$-
Vested and expected to vest at December 31, 2020	465,393	$5.53	9.3	$511,518

		December 31, 2019
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2018	377	$7,446.69	6.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of December 31, 2019	377	$7,446.69	5.3	$-
Exercisable and vested at December 31, 2019	377	$7,446.69	5.3	$-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees and non-employees during the year ended December 31, 2020.

Year Ended
December 31, 2020
Weighted-average risk-free interest rate	0.34%
Weighted-average expected life (in years)	10
Expected dividend yield	-%
Weighted-average expected volatility	130%

Of the 465,017 options granted during 2020, 235,000 were to non-employees. During the year ended December 31, 2020, the Company granted 50,000 common stock grants with a fair value of $24 thousand. The stock grants vest over three years and were valued using the closing price of the Company’s common stock on the date of grant.

Unrecognized stock-based compensation as of December 31, 2020, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$169	2.3
Stock grants	$19	2.3

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax expense:

	December 31,
	2020	2019
Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(4.4)%	(7.0)%
Return to provision	0.0%	(11.2)%
Equity related expenses	(2.6)%	(5.7)%
Change in valuation allowance	28.0%	44.9%
Total income tax expense	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$50,005	$48,104
Stock-based compensation	2,929	2,918
Federal R&D credit	2,222	2,222
Accrued expenses	135	112
Depreciation	-	27
Intangibles	103	1
Total deferred tax assets	55,394	53,384
Deferred tax liabilities:
Depreciation	(29)	-
Right of Use Asset/Liabilities	(11)	-

Total deferred tax liabilities	(40)	-
Less valuation allowance	(55,354)	(53,384)
Net deferred tax liability	$-	$-

	December 31,
	2020	2019

Pre-tax book income tax at statutory rate	$(1,476)	$(1,007)
State taxes, net of federal benefit	(312)	(336)
Return to provision	1	(538)
Equity related expenses	(182)	(274)
Change in valuation allowance	1,970	2,153
Other	(1)	2
Total income tax expense	$-	$-

As of December 31, 2020 and 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $200.4 million and $192.8 million, respectively. The federal and state net operating loss carryforwards will expire from 2024 to 2039 unless previously utilized. Additionally, the Company believes an ownership change has occurred that would trigger the limitation on usage of net operating losses imposed by Internal Revenue Code section 382. Because of this limitation, a significant portion of the net operating losses would more likely than not expire unused.

During the years ended December 31, 2020 and 2019, the Company recognized no amounts related to interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance increased by approximately $2.0 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively.

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

12. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $0.1 million relating to retirement contributions for each of the years ended December 31, 2020 and 2019.

13. Note Receivable

On October 1, 2018, the Company completed the sale of its spine implant business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36 month term, with maturing of the note receivable on October 1, 2021. The note receivable includes an imputed interest rate of 10%. As of December 31, 2020, the net carrying value of the note receivable was $1.9 million, with expected cash proceeds of $1.9 million.

14. Leases

The Company leases office, warehouse and manufacturing space under a single operating lease, which lease originally expired during 2019. On June 7, 2019, the lease was amended to extend the rental period through 2024 and reduce the amount of space leased from 54,428 square feet to 29,534 square feet. The new rent is effective January 1, 2020. The amended lease has two five-year extension options. As of December 31, 2020, the operating lease right-of-use asset totaled approximately $1.9 million and the operating lease liability totaled approximately $1.9 million. Amortization of right of use asset expense during the year ended December 31, 2020, totaled approximately $0.4 million. As of December 31, 2020, the weighted-average discount rate for the Company’s operating lease totaled 6.5%.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

Operating lease future minimum payments together with the present values as of December 31, 2020, are summarized as follows:

December 31, 2020
2021	$513
2022	528
2023	544
2024	560
Total future minimum lease payments	2,145
Less amounts representing interests	(265)
Present value of lease liability	1,880

Current-portion of operating lease liability	403
Long-term portion operating lease liability	$1,477

15. Subsequent Events

2020 PPP Loan

On January 5, 2021, the Lender of the PPP loan (see Note 7) provided notice to the Company the principal amount and accrued interest had been forgiven. During 2021, the Company will remove the PPP Loan obligation and record other income for forgiveness of debt totaling $0.4 million. The SBA has until January of 2027 to audit the Company’s compliance with the CARES Act relating to the PPP Loan.

2021 ATM Stock Offerings

On February 25, 2021, we entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $15,000,000 million through Maxim, as agent.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15,000,000 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2022. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement, and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended.

O2 Design Patent License Agreement

On February 25, 2021, the Company entered into an exclusive, two-year, worldwide license with O2 Design to commercialize face masks and mask filters that incorporate the Company’s sintered silicon nitride intended to inactivate the SARS-VoV-2 virus. When the face mask incorporating the silicon nitride becomes available for sale the Company will receive an upfront fee and royalties and potential performance-based milestone payments based on the sale of products incorporating the silicon nitride materials. The Company will also be the exclusive supplier of silicon nitride to O2 Design.

2021 PPP Loan

On March 15, 2021, the “Company received funding under the SBA Second Draw Program under the Paycheck Protection Program (“2021 PPP”) (the “2021 PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the 2021 PPP Loan is $509,148.00. The 2021 PPP was established under the CARES Act and is administered by the SBA. The 2021 PPP Loan has a five-year term, maturing on March 15, 2026. The interest rate on the 2021 PPP Loan is 1.0% per annum.

The Company will not be obligated to make any payments of principal or interest if the Company submits a loan forgiveness application to the Bank within 10 months after the end of the Company's covered loan forgiveness period (as defined and interpreted by the 2021 PPP Rules) and such loan forgiveness is allowed. Generally, all or a portion of the 2021 PPP Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the twenty-four (24) week period following the loan origination date and the proceeds of the 2021 PPP Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020.

