Form 10-Q
period 2021-03-31
Sintx Technologies, Inc.
filed 2021-05-13
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,684,574 shares of common stock, $0.01 par value, were outstanding at May 10, 2021.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$23,471	$25,351
Account and other receivables, net of allowance	67	41
Prepaid expenses and other current assets	798	243
Inventories	108	99
Note receivable	1,316	1,856
Total current assets	25,760	27,590

Inventories	407	388
Property and equipment, net	629	471
Intangible assets, net	35	36
Operating lease right of use asset	1,819	1,926
Other long-term assets	35	36
Total assets	$28,685	$30,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$397	$194
Accrued liabilities	1,086	909
Current portion of long-term debt	1	109
Derivative liabilities	1,285	1,238
Current portion of operating lease liability	413	403
Other current liabilities	23	26
Total current liabilities	3,205	2,879

Operating lease liability, net of current portion	1,369	1,477
Long term debt, net of current portion	513	287
Total liabilities	5,087	4,643

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 51 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 24,684,574 and 24,552,409 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	247	245
Additional paid-in capital	267,091	266,666
Accumulated deficit	(243,740)	(241,107)
Total stockholders’ equity	23,598	25,804
Total liabilities and stockholders’ equity	$28,685	$30,447

The condensed consolidated balance sheet as of December 31, 2020, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Product revenue	$101	$207
Costs of revenue	61	166
Gross profit	40	41
Operating expenses:
Research and development	1,595	994
General and administrative	1,000	764
Sales and marketing	286	137
Total operating expenses	2,881	1,895
Loss from operations	(2,841)	(1,854)
Other income (expenses):
Interest expense	-	(1)
Interest income	47	104
Change in fair value of derivative liabilities	(242)	4,166
Offering costs associated with warrant derivatives	-	(1,246)
Forgiveness of PPP loan	391	-
Other income (net)	12	-
Total other income, net	208	3,023
Net income (loss) before income taxes	(2,633)	1,169
Provision for income taxes	-	-
Net income (loss)	(2,633)	1,169
Deemed dividend related to the beneficial conversion feature and accretion of a discount on preferred stock	-	(9,284)
Net loss attributable to common stockholders	$(2,633)	$(8,115)

Net loss per share – basic and diluted
Basic – net income (loss)	$(0.11)	$0.19
Basic - deemed dividend and accretion of a discount on conversion of preferred stock	-	(1.54)
Basic – attributable to common stockholders	$(0.11)	$(1.35)

Diluted – loss	$(0.11)	$(0.37)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	-	(1.16)
Diluted – attributable to common stockholders	$(0.11)	$(1.53)
Weighted average common shares outstanding:
Basic	24,668,106	6,020,889
Diluted	24,668,106	8,035,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	249	$-	-	$-	2,434,009	$24	$239,256	$(234,078)	$5,202
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	3,128,895	32	1,525	-	1,557
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	100	-	-	-	-
Preferred stock issued for cash	-	-	9,440	-	-	-	3,112	-	3,112
Common stock issued on conversion of preferred stock	-	-	(9,208)	-	6,215,742	62	(62)	-	-
Issuance of agent warrants	-	-	-	-	-	-	168	-	168
Beneficial conversion feature on issuance of convertible preferred stock	-	-	-	-	-	-	3,111	-	3,111
Deemed dividend related to the issuance of preferred stock	-	-	-	-	-	-	(3,111)	-	(3,111)
Accretion of convertible preferred stock discount	-	-	-	-	-	-	6,173	-	6,173
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(6,173)	-	(6,173)
Net income	-	-	-	-	-	-	-	1,169	1,169
Balance as of March 31, 2020	249	$-	232	$-	11,778,746	$118	$243,999	$(232,909)	$11,208

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	26	$-	51	$-	24,552,409	$245	$266,666	$(241,107)	$25,804
Stock based compensation	-	-	-	-	-	-	36	-	36
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	195	-	195
Issuance of common stock upon exercise of warrants for cash	-	-	-	-	130,275	2	194	-	196
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	1,890	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,633)	(2,633)
Balance as of March 31, 2021	26	$-	51	$-	24,684,574	$247	$267,091	$(243,740)	$23,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flow From Operating Activities
Net income (loss)	$(2,633)	$1,169
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	33	16
Amortization of right of use asset	107	104
Amortization of intangible assets	1	1
Non-cash interest income	(43)	(91)
Stock based compensation	36	-
Change in fair value of derivative liabilities	242	(4,166)
Offering Costs	-	325
Forgiveness of PPP loan	(391)	-
Gain on disposal of property and equipment	(14)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(26)	30
Prepaid expenses and other current assets	(555)	(320)
Inventories	(28)	(73)
Accounts payable and accrued liabilities	380	(320)
Other liabilities	(3)	-
Payments on operating lease liability	(98)	(73)
Net cash used in operating activities	(2,992)	(3,398)
Cash Flows From Investing Activities
Purchase of property and equipment	(191)	(21)
Proceeds from notes receivable, net of imputed interest	583	417
Proceeds from sale of property and equipment	14	-
Net cash provided by investing activities	406	396
Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	-	3,112
Proceeds from issuance of warrant derivative liabilities	-	6,328
Proceeds from issuance of common stock in connection with exercise of warrants	196	-
Proceeds from issuance of debt	510	-
Payments on debt	-	(1)
Net cash provided by financing activities	706	9,439
Net increase (decrease) in cash and cash equivalents	(1,880)	6,437
Cash and cash equivalents at beginning of period	25,351	1,787
Cash and cash equivalents at end of period	$23,471	$8,224

Noncash Investing and Financing Activities
Extinguishment of derivative liabilities through exercise of warrants	$195	$1,556
Change in par value due to conversion of preferred stock to common stock	-	92
Supplemental Cash Flow Information
Cash paid for interest	$-	$1

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

On October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical, a Dallas, Texas-based privately held medical device manufacturer. As a result of the sale, CTL Medical became the exclusive owner of the Company’s portfolio of metal and silicon nitride spine products, and has access to future silicon nitride spine technologies developed by the Company. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology of silicon nitride remains with the Company. The Company serves as CTL’s exclusive OEM provider of silicon nitride products.

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

The previous name, Amedica, was transferred to CTL Medical, which is now CTL Amedica. The Company’s new corporate brand reflects both the Company’s core competence in the science and production of silicon nitride ceramics, as well as encouraging prospects for the future, as an OEM supplier of spine implants to CTL Amedica, and several opportunities outside of spine. As SINTX Technologies Inc., the Company will focus on developing silicon nitride in terms of product design, and future biomaterial formulations, for a variety of OEM customers.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company. In May 2020, the Company dissolved its wholly owned subsidiary ST Sub, Inc. At the time of dissolution, the subsidiary had no assets, liabilities, equity, or operations. The financial statements after May 8, 2020, are not consolidated.

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of March 31, 2021, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the three months ended March 31, 2021 and 2020, the Company incurred a net loss of $2.6  million and generated a net income of $1.2  million, respectively, and used cash in operations of $3.0  million and $3.4 million, respectively. The Company had an accumulated deficit of $243.7 million and $241.1 million as of March 31, 2021 and December 31, 2020, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

During the year ended December 31, 2019, the Company entered into an at-the-market (2019 ATM) equity distribution agreement under which the Company could sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. During the year ended December 31, 2020, the Company sold 354,381 shares of common stock under the ATM, raising approximately $0.8 million before deducting fees to the placement agent and other offering expenses of approximately $0.1 million. As of March 31, 2021, no funding capacity is available under the ATM. (see Note 8).

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15.0 million through Maxim, as agent. As of March 31, 2021, there have been no sales of shares of common stock under the 2021 Distribution Agreement.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2022. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of March 31, 2021 there have been no sales of shares of common stock under the 2021 Distribution Agreement.

On October 1, 2018, the Company sold the retail spine business to CTL Medical. The sale included a $6.0 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows of approximately $1.4  million for the remaining seven months of the term of the note.

Management has concluded existing capital resources will be sufficient to fund operations for at least the next 12 months, or through May 2022.

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in our manufacturing facility. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. For the three months ended March 31, 2021, there is no difference in the number of shares and net loss used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive. The Company had potentially dilutive securities, totaling approximately 1.8  million and 2.7  million as of March 31, 2021 and 2020, respectively.

Below are basic and diluted loss per share data for the three months ended March 31, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net income (loss)	$(2,633)	$-	$(2,633)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(2,633)	$-	$(2,633)

Denominator:
Number of shares used in per common share calculations:	24,668,106	-	24,668,106

Net loss per common share:
Net income (loss)	$(0.11)	$-	$(0.11)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.11)	$-	$(0.11)

Below  are basic and diluted loss per share data for the three months ended March 31, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net income (loss)	$1,169	$(4,166)	$(2,997)
Deemed dividend and accretion of a discount	(9,284)	-	(9,284)
Net loss attributable to common stockholders	$(8,115)	$(4,166)	$(12,281)

Denominator:
Number of shares used in per common share calculations:	6,020,889	2,014,503	8,035,392

Net loss per common share:
Net income (loss)	$0.19	$(0.56)	$(0.37)
Deemed dividend and accretion of a discount	(1.54)	0.38	(1.16)
Net loss attributable to common stockholders	$(1.35)	$(0.18)	$(1.53)

3. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$407	$388
WIP	106	97
Finished goods	2	2
	$515	$487

As of March 31, 2021, inventories totaling approximately $0.1 million and $0.4 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of March 31, 2021, that management estimates will be sold or used by March 31, 2022.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Trademarks	$50	$50
Less: accumulated amortization	(15)	(14)
	$35	$36

Amortization expense for the three months ended March 31, 2021, was approximately $1.3  thousand. Amortization expense for the three months ended March 31, 2020, was approximately $1.3 thousand.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of March 31, 2021 and December 31, 2020. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of March 31, 2021
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,285	$1,285

	Fair Value Measurements as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,238	$1,238

The Company did not have any transfers of assets and liabilities between any levels of the fair value measurement hierarchy during the three months ended March 31, 2021 and 2020 (in thousands).

Common Stock Warrants
Balance as of December 31, 2019	$(220)
Issuance of derivatives	(6,328)
Change in fair value	4,166
Exercise of warrants	1,556
Balance as of March 31, 2020	$(826)

Balance as of December 31, 2020	$(1,238)
Change in fair value	(242)
Exercise of warrants	195
Balance as of March 31, 2021	$(1,285)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of March 31, 2021, and December 31, 2020, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted-average risk-free interest rate	0.05%-0.70%	0.09%-0.27%
Weighted-average expected life (in years)	0.38-4.07	0.63-4.10
Expected dividend yield	-%	-%
Weighted-average expected volatility	137.8%-178.1%	138.3%-175.6%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Payroll and related expense	$690	$600
Other	396	309
	$1,086	$909

7. Debt

2020 PPP Loan

On April 28, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the PPP Loan was $0.4 million. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). Loans made under the PPP may be partially or fully forgiven if the recipient complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during a 24-week period that commenced on April 28, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. On January 5, 2021, the Lender provided notice to the Company that the principal amount and accrued interest had been forgiven. The Company removed the PPP Loan obligation and recorded other income for forgiveness of debt totaling $0.4 million. The SBA has until January of 2027 to audit the Company’s compliance with the CARES Act relating to the PPP Loan.

2021 PPP Loan

On March 15, 2021, the Company received funding under the SBA Second Draw Program under the Paycheck Protection Program (“2021 PPP”) (the “2021 PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the 2021 PPP Loan is $.5  million . The 2021 PPP was established under the CARES Act and is administered by the SBA. The 2021 PPP Loan has a five-year term, maturing on March 15, 2026. The interest rate on the 2021 PPP Loan is 1.0% per annum.

The Company will not be obligated to make any payments of principal or interest if the Company submits a loan forgiveness application to the Bank within 10 months after the end of the Company’s covered loan forgiveness period (as defined and interpreted by the 2021 PPP Rules) and such loan forgiveness is allowed. Generally, all or a portion of the 2021 PPP Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the twenty-four (24) week period following the loan origination date and the proceeds of the 2021 PPP Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements in place before February 15, 2020.

8. Equity

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15.0 million through Maxim, as agent.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company’s instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the 2021 Distribution Agreement and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2022. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of March 31, 2021 there have been no sales of shares of common stock under the 2021 Distribution Agreement.

2020 Rights Offering

During February 2020, the Company closed on a rights offering capital raise wherein the Company’s holders of common stock, Series C Preferred Stock, and certain outstanding warrants, obtained, at no charge, non-transferable subscription rights to purchase certain units from the Company (“Units”). Each Unit consisted of one share of Series C Convertible Preferred Stock (“Preferred Stock”) and 675 warrants to purchase common stock (“Warrants”). Each Unit sold for $1,000. Each share of the Preferred Stock is convertible, at the Company’s option at any time on or after the first anniversary of the expiration of the rights offering or at the option of the holder at any time, into a number of shares of our common stock equal to the quotient of the stated value of the Preferred Stock ($1,000) divided by the Conversion Price ($1.4814 per share). Each Warrant is exercisable for one share of our common stock at an exercise price of $1.50 per share from the date of issuance through its expiration five years from the date of issuance. The Warrants also contain a cashless exercise provision that allows the holder to receive 70% of the common stock otherwise available under the warrant to the holder electing the cashless exercise provision. The Company issued 9,440 Units, comprised of 6,372,000 Warrants exercisable into shares of our common stock and Preferred Stock convertible into 6,372,350 shares of Common Stock, for gross proceeds of $9.4 million before consideration of issuance costs, associated with the issuance of the Units, with $3.1 million allocated to the Preferred Stock (with no issuance costs allocated to the preferred stock) and $5.1 million, net of issuance costs of approximately $1.2 million, allocated to the Warrants. In association with the Warrants that were recorded as a derivative liability, the Company immediately expensed approximately all $1.2 million of the issuance costs.

During the three months ended March 31, 2021, Series B Convertible Preferred stockholders of the Company converted no shares of Series B Convertible Preferred Stock, and Series C Convertible Preferred stockholders of the Company converted no shares of Series C Convertible Preferred Stock.

Also, during the three months ended March 31, 2021, holders of Warrants electing to use the cashless exercise option exercised 2,700 warrants, which resulted in the issuance of 1,890 shares of common stock. During the same period of time, holders of Warrants electing to exercise warrants for cash exercised 130,275 warrants, which resulted in the issuance of 130,275 shares of common stock, and the receipt of $0.2 million of cash.

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

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended March 31, 2021 and 2020 is as follows:

		March 31, 2021
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2020	465,393	$5.53	9.3	-
Granted	368,500	1.93	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of March 31, 2021	833,893	$3.98	9.4	$698,913
Exercisable at March 31, 2021	376	$6,977.42	4.1	$-
Vested and expected to vest at March 31, 2021	833,893	$3.98	9.4	$698,913

		March 31, 2020
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2019	377	$7,446.69	5.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of March 31, 2020	377	$7,446.69	5.1	$-
Exercisable and vested at March 31, 2020	377	$7,446.69	5.1	$-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees and non-employees during the three months ended March 31, 2021. During the three months ended March 31, 2021 the company granted stock options with an estimated fair value of approximately $0.6  million.

March 31, 2021
Weighted-average risk-free interest rate	0.73%-0.85%
Weighted-average expected life (in years)	5.3-5.9
Expected dividend yield	-%
Weighted-average expected volatility	138%-139%

Of the 368,500 options granted during the three months ended March 31, 2021, 60,000  were to non-executive members of the board of directors. Of the 833,893 options outstanding as of March 31, 2021, 295,000  were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation  as of March 31, 2021, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$779	2.5
Stock grants	$17	2.1

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

11. Note Receivable

On October 1, 2018, the Company completed the sale of its spine implant business to CTL Medical. The sale included a $6.0 million noninterest bearing note receivable payable over a 36 month term and matures on October 1, 2021. The note receivable includes an imputed interest rate of 10%. As of March 31, 2021, the net carrying value of the note receivable was $1.3 million, with expected cash proceeds of $1.4 million to the Company through the maturity date.

12. Leases

The Company leases office, warehouse and manufacturing space under a single operating lease. On June 7, 2019, the lease was amended to extend the rental period through 2024 and reduce the amount of space leased from 54,428 square feet to 29,534 square feet. The new rent was effective January 1, 2020. The amended lease has two five-year extension options. As of March 31, 2021, the operating lease right-of-use asset totaled approximately $1.8  million and the operating lease liability totaled approximately $1.8  million. Non-cash operating lease expense during the three months ended March 31, 2021, totaled approximately $0.1  million. As of March 31, 2021, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

Operating lease future minimum payments together with the present values as of March 31, 2021, are summarized as follows:

Years Ending December 31,	March 31, 2021
2021	$385
2022	528
2023	544
2024	560
Thereafter	-
Total future minimum lease payments	2,017
Less amounts representing interests	(235)
Present value of lease liability	1,782

Current-portion of operating lease liability	413
Long-term portion operating lease liability	$1,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2020 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q and in other filings with the Securities and Exchange Commission we may make from time-to-time.

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

The sale of our spine implant business to CTL enables us to now focus on our core competencies. These include research and development of silicon nitride and the design and manufacture of medical and nonmedical products manufactured from silicon nitride and other ceramic materials for our own account and in collaboration with other medical device manufacturers. We are targeting OEM – including CTL Medical – and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as coating products with silicon nitride, hip and knee replacements, dental and maxillofacial implants, extremities, trauma, bearings, automotive and aerospace components, cutting tools, and a wide range of antipathogenic applications. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Product revenue	$101	$207	$(106)	-51%
Costs of revenue	61	166	(105)	-63%
Gross profit	40	41	(1)	-2%
Operating expenses:
Research and development	1,595	994	601	60%
General and administrative	1,000	764	236	31%
Sales and marketing	286	137	149	109%
Total operating expenses	2,881	1,895	986	52%
Loss from operations	(2,841)	(1,854)	(987)	53%
Other income, net	208	3,023	(2,815)	-93%
Net income (loss) before income taxes	(2,633)	1,169	(3,802)	-325%
Provision for income taxes	-	-	-	N/A
Net income (loss)	(2,633)	1,169	(3,802)	-325%

Product Revenue

For the three months ended March 31, 2021, total product revenue was $0.1 million as compared to $0.2 million in the same period 2020, a decrease of $0.1 million, or 51%. This decrease was due to decrease in orders from CTL Amedica.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2021, our cost of revenue decreased $0.1 million, or 63%, as compared to the same period in 2020. This decrease is primarily attributed to decrease in product revenue, and the associated decrease in costs of goods sold. Gross profit remained essentially unchanged. The unchanged gross profit on decreased revenue and costs of revenue is attributed to new revenue sources with higher profit margins.

Research and Development Expenses

For the three months ended March 31, 2021, research and development expenses increased $0.6 million, or 60%, as compared to the same period in 2020. This increase was primarily attributable to an overall increase in R&D activity to support the Company’s strategic objective of developing new technologies and related products.

General and Administrative Expenses

For the three months ended March 31, 2021, general and administrative expenses increased $0.2 million, or 31%, as compared to the same period in 2020. This increase is primarily due to the increase in external consulting costs and payroll expenses.

Sales and Marketing Expenses

For the three months ended March 31, 2021, sales and marketing expenses increased $0.1 million, or 109%, as compared to the same period in 2020. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Other Income, Net

For the three months ended March 31, 2021, other income decreased $2.8 million, or 93%, as compared to the same period in 2020. This decrease was primarily due to the incurring a change in the fair value of the derivative liabilities in the amount of $4.4 million in 2020, which was partially offset by the offering costs of $1.2 million associated with the February 2020 rights offering. Whereas in 2021, the Company had other income of $0.4 million associated with the forgiveness of the 2020 PPP Loan.

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

For the three months ended March 31, 2021 and 2020 , the Company incurred a net loss of $2.6  million and net income of $1.2 million, respectively, and used cash in operations of $3.0  million and $3.4 million, respectively. The Company had an accumulated deficit of $243.7  million and $233.0 million as of March 31, 2021 and 2020, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

During the year ended December 31, 2019, the Company entered into an ATM equity distribution agreement in which the Company could sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. The Company sold 527,896 shares during the year ended December 31, 2019, raising approximately $1.7 million before considering issuance costs. During the year ending December 31, 2020, the Company sold 354,381 shares of common stock, raising approximately $0.8 million before considering issuance costs. As a result of the sales during the first half of 2020 there are no longer any funds available to the Company under the ATM.

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of its our common stock, $0.01 par value per share, having an aggregate offering price of up to $15.0 million through Maxim, as agent. No shares  have been sold under the 2021 Distribution Agreement as of March 31, 2021.

On October 1, 2018, the Company sold the retail spine implant business to CTL Medical. The sale included a $6.0 million noninterest bearing note receivable payable over a 36-month term. The 36-month term of the note receivable requires 18 payments of $138,889 followed by 18 payments of $194,444, with maturing of the note receivable to occur October 1, 2021. The Company expects cash flows $1.4  million for the remaining seven months.

Management has concluded that together with its existing capital resources and payments on the note receivable from the sale of the spine implant business will be sufficient to fund operations for at least the next 12 months, or through May 2022.

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we closed our offices, with our administrative employees continuing their work remotely and limited the number of staff in our manufacturing facility. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(2,992)	$(3,398)
Net cash provided by investing activities	406	396
Net cash provided by financing activities	706	9,439
Net cash provided (used)	$(1,880)	$6,437

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.0 million during the three months ended March 31, 2021, compared to $3.4 million used during the three months ended March 31, 2020, a decrease of $0.4 million. The decrease in cash used for operating activities during 2021 was primarily due to changes in the movement of working capital items during 2021 as compared to the same period in 2020 as follows: a $0.7 million decrease in cash used in accounts payable, offset by a $0.2 million increase in cash used in prepaid expenses, and a $0.1 million increase in cash used in accounts receivable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities remained primarily unchanged at $0.4 million during the three months ended March 31, 2021, and the same period in 2020.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.7 million during the three months ended March 31, 2021, compared to net cash provided by financing activities of $9.4 million during the same period in 2020. The $8.7 million decrease to net cash provided by financing activities was primarily attributable to proceeds from rights offerings of $9.4 million in 2020 offset by a $0.5 million in proceeds from a PPP loan and $0.2 million in proceeds from the exercise of warrants for cash.

Indebtedness

2020 PPP Loan

On April 28, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the PPP Loan was $0.4 million. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). Loans made under the PPP may be partially or fully forgiven if the recipient complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during a 24-week period that commenced on April 28, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. On January 5, 2021, the Lender provided notice to the Company that the principal amount and accrued interest had been forgiven. The Company removed the PPP Loan obligation and recorded other income for forgiveness of debt totaling $0.4 million. The SBA has until January of 2027 to audit the Company’s compliance with the CARES Act relating to the PPP Loan.

2021 PPP Loan

On March 15, 2021, the “Company received funding under the SBA Second Draw Program under the Paycheck Protection Program (“2021 PPP”) (the “2021 PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the 2021 PPP Loan is $0.5 million. The 2021 PPP was established under the CARES Act and is administered by the SBA. The 2021 PPP Loan has a five-year term, maturing on March 15, 2026. The interest rate on the 2021 PPP Loan is 1.0% per annum.

The Company will not be obligated to make any payments of principal or interest if the Company submits a loan forgiveness application to the Bank within 10 months after the end of the Company’s covered loan forgiveness period (as defined and interpreted by the 2021 PPP Rules) and such loan forgiveness is allowed. Generally, all or a portion of the 2021 PPP Loan may be forgiven if the Company maintains its employment and compensation within certain parameters during the twenty-four (24) week period following the loan origination date and the proceeds of the 2021 PPP Loan are spent on payroll costs, rent or lease agreements dated before February 15, 2020 and utility payments arising under service agreements dated before February 15, 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those policies for the three months ended March 31, 2021, except as explained below in Accounting Pronouncements Adopted in 2021. The preparation of the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2021. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 22, 2021. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Patent License Agreement, dated February 25, 2021, between the Company and O2 Design, Inc.	X

10.2	Promissory Note, dated March 15, 2021, between SINTX Technologies, Inc. and First State Community Bank.		Form 8-K (Exhibit 10.1)	3/19/21	001-33624

10.3	Equity Distribution Agreement, dated as of February 25, 2021, by and between SINTX Technologies, Inc. and Maxim Group LLC		Form 8-K (Exhibit 10.1)	2/26/21	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	A portion of Exhibit 10.1 has been omitted as it contains information that (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: May 13, 2021	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

