Form 10-Q
period 2021-06-30
Sintx Technologies, Inc.
filed 2021-08-12
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,703,074 shares of common stock, $0.01 par value, were outstanding at August 12, 2021.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$22,175	$25,351
Account and other receivables, net of allowance	29	41
Prepaid expenses and other current assets	651	243
Inventories	354	99
Note receivable	-	1,856
Total current assets	23,209	27,590

Inventories	400	388
Property and equipment, net	1,028	471
Intangible assets, net	34	36
Operating lease right of use asset	1,710	1,926
Other long-term assets	35	36
Total assets	$26,416	$30,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$154	$194
Accrued liabilities	1,269	909
Current portion of long-term debt	28	109
Derivative liabilities	1,299	1,238
Current portion of operating lease liability	423	403
Other current liabilities	23	26
Total current liabilities	3,196	2,879

Operating lease liability, net of current portion	1,259	1,477
Long term debt, net of current portion	482	287
Total liabilities	4,937	4,643

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 51 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 24,700,074 and 24,552,409 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	247	245
Additional paid-in capital	267,171	266,666
Accumulated deficit	(245,939)	(241,107)
Total stockholders’ equity	21,479	25,804
Total liabilities and stockholders’ equity	$26,416	$30,447

The condensed consolidated balance sheet as of December 31, 2020, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenue	$101	$204	$202	$411
Costs of revenue	73	163	134	329
Gross profit	28	41	68	82
Operating expenses:
Research and development	1,204	1,068	2,799	2,061
General and administrative	858	826	1,858	1,591
Sales and marketing	329	131	615	268
Total operating expenses	2,391	2,025	5,272	3,920
Loss from operations	(2,363)	(1,984)	(5,204)	(3,838)
Other income (expenses):
Interest expense	(1)	(1)	(1)	(1)
Interest income	49	85	96	189
Change in fair value of derivative liabilities	(14)	(2,128)	(256)	2,037
Offering costs	-	-	-	(1,246)
Forgiveness of PPP loan	-	-	391	-
Other income, net	130	-	142	-
Total other income (expense), net	164	(2,044)	372	979
Net loss before income taxes	(2,199)	(4,028)	(4,832)	(2,859)
Provision for income taxes	-	-	-	-
Net loss	(2,199)	(4,028)	(4,832)	(2,859)
Deemed dividend related to the beneficial conversion feature and accretion of a discount on series B preferred stock	-	(207)	-	(9,491)
Net loss attributable to common stockholders	$(2,199)	$(4,235)	$(4,832)	$(12,350)

Net loss per share – basic and diluted
Basic – net loss	$(0.09)	$(0.33)	$(0.20)	$(0.32)
Basic - deemed dividend and accretion of a discount on conversion of preferred stock	-	(0.02)	-	(1.05)
Basic – attributable to common stockholders	$(0.09)	$(0.35)	$(0.20)	$(1.37)

Diluted –net loss	$(0.09)	$(0.33)	$(0.20)	$(0.45)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	-	(0.02)	-	(0.84)
Diluted – attributable to common stockholders	$(0.09)	$(0.35)	$(0.20)	$(1.29)
Weighted average common shares outstanding:
Basic	24,687,916	12,120,420	24,678,084	9,070,655
Diluted	24,687,916	12,120,420	24,678,084	11,314,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	249	$-	-	$-	2,434,009	$24	$239,256	$(234,078)	$5,202
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	3,128,895	32	1,525	-	1,557
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	100	-	-	-	-
Preferred stock issued for cash	-	-	9,440	-	-	-	3,112	-	3,112
Common stock issued on conversion of preferred stock	-	-	(9,208)	-	6,215,742	62	(62)	-	-
Issuance of agent warrants	-	-	-	-	-	-	168	-	168
Beneficial conversion feature on issuance of convertible preferred stock	-	-	-	-	-	-	3,111	-	3,111
Deemed dividend related to the issuance of preferred stock	-	-	-	-	-	-	(3,111)	-	(3,111)
Accretion of convertible preferred stock discount	-	-	-	-	-	-	6,173	-	6,173
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(6,173)	-	(6,173)
Net income	-	-	-	-	-	-	-	1,169	1,169
Balance as of March 31, 2020	249	-	232	-	11,778,746	118	$243,999	(232,909)	11,208
Common stock issued for cash	-	-	-	-	6,454,381	65	9,583	-	9,648
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	1,451	-	1,451
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	611,868	6	911	-	917
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	373,750	3	(3)	-	-
Common stock issued for conversion of preferred stock	(123)	-	(179)	-	212,168	2	(2)	-	-
Accretion of convertible preferred stock discount	-	-	-	-	-	-	207	-	207
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(207)	-	(207)
Net income	-	-	-	-	-	-	-	(4,028)	(4,028)
Balance as of June 30, 2020	126	$-	53	$-	19,430,913	$194	$255,939	$(236,937)	$19,196

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	26	$-	51	$-	24,552,409	$245	$266,666	$(241,107)	$25,804
Stock based compensation	-	-	-	-	-	-	36	-	36
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	195	-	195
Issuance of common stock upon exercise of warrants for cash	-	-	-	-	130,275	2	194	-	196
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	1,890	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,633)	(2,633)
Balance as of March 31, 2021	26	-	51	-	24,684,574	247	267,091	(243,740)	23,598
Stock based compensation	-	-	-	-	15,500	-	80	-	80
Net loss	-	-	-	-	-	-	-	(2,199)	(2,199)
Balance as of June 30, 2021	26	$-	51	$-	24,700,074	$247	$267,171	$(245,939)	$21,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flow From Operating Activities
Net loss	$(4,832)	$(2,859)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	70	34
Amortization of right of use asset	215	206
Amortization of intangible assets	2	2
Non-cash interest income	(88)	(172)
Stock based compensation	116	-
Change in fair value of derivative liabilities	256	(2,037)
Offering costs	-	325
Gain on disposal of equipment	(144)	-
Forgiveness of PPP loan	(391)	-
Changes in operating assets and liabilities:
Trade accounts receivable	12	76
Prepaid expenses and other current assets	(408)	(251)
Inventories	(267)	(20)
Accounts payable and accrued liabilities	318	(79)
Payments on operating lease liability	(198)	(163)
Net cash used in operating activities	(5,339)	(4,938)
Cash Flows From Investing Activities
Purchase of property and equipment	(626)	(77)
Proceeds from notes receivable, net of imputed interest	1,944	944
Proceeds from sale of property and equipment	144	-
Net cash provided by investing activities	1,462	867
Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	-	3,112
Proceeds from issuance of warrant derivative liabilities	-	6,328
Proceeds from issuance of common stock, net of fees	-	9,648
Proceeds from issuance of common stock in connection with exercise of warrants	196	917
Proceeds from issuance of debt	510	406
Payments on debt	(5)	(2)
Net cash provided by financing activities	701	20,409
Net increase (decrease) in cash and cash equivalents	(3,176)	16,338
Cash and cash equivalents at beginning of period	25,351	1,787
Cash and cash equivalents at end of period	$22,175	$18,125

Noncash Investing and Financing Activities
Extinguishment of derivative liabilities through exercise of warrants	$195	$3,008
Change in par value due to conversion of preferred stock to common stock	-	64
Issuance of common stock for the cashless exercise of warrants	-	35
Supplemental Cash Flow Information
Cash paid for interest	$-	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

SINTX Technologies, Inc. (“SINTX” or “the Company”) was incorporated in the state of Delaware on December 10, 1996 (and was previously known as Amedica Corporation). SINTX is an OEM ceramics company that develops and commercializes silicon nitride and other ceramics for medical and non-medical applications. The core strength of SINTX is the manufacturing, research, and development of silicon nitride ceramics and other ceramics for its own account as well as for external partners. The Company presently manufactures silicon nitride spinal implants in its ISO 13485:2016 certified manufacturing facility for CTL Amedica, the exclusive retail channel for silicon nitride spinal implants. The Company believes it is the first and only manufacturer to use silicon nitride in medical applications. In July 2021, the Company acquired the equipment and certain intellectual property rights with which it intends to develop, manufacture and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses (see Note 13). The Company’s products are primarily sold in the United States.

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

The previous name, Amedica, was transferred to CTL Medical, which is now CTL Amedica. The Company’s new corporate brand reflects both the Company’s core competence in the science and production of silicon nitride ceramics and other ceramics, as well as encouraging prospects for the future, as an OEM supplier of spine implants to CTL Amedica, and multiple opportunities outside of spine. As SINTX Technologies Inc., the Company is focusing on developing silicon nitride in terms of product design, and future biomaterial formulations, for a variety of OEM customers and other ceramics for its own account.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of June 30, 2021, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the six months ended June 30, 2021 and 2020, the Company incurred a net loss of $2.2 million and $4.0 million, respectively, and used cash in operations of $5.3 million and $4.9 million, respectively. The Company had an accumulated deficit of $245.9 million and $241.1 million as of June 30, 2021 and December 31, 2020, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our silicon nitride material are not well known, and we believe the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications. The Company has also acquired equipment and certain intellectual property rights for the purpose of developing, manufacturing and commercializing armored plates made from boron carbide and a composite of boron carbide and silicon carbide for military, law enforcement and other civilian uses.

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

During the year ended December 31, 2019, the Company entered into an at-the-market (2019 ATM) equity distribution agreement under which the Company could sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. During the year ended December 31, 2020, the Company sold 354,381 shares of common stock under the ATM, raising approximately $0.8 million before deducting fees to the placement agent and other offering expenses of approximately $0.034 million. As of June 30, 2021, no funding capacity is available under the ATM. (see Note 8).

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15.0 million through Maxim, as agent. As of June 30, 2021, there have been no sales of shares of common stock under the 2021 Distribution Agreement.

Management has concluded existing capital resources will be sufficient to fund operations for at least the next 12 months, or through August 2022.

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we temporarily restricted access to the facility, with our administrative employees continuing their work remotely and limited the number of staff in our manufacturing facility. We implemented protective measures such as wearing of face masks, maintaining social distancing, and additional cleaning. Beginning in 2021, we have offered vaccination incentives. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. For the three months ended June 30, 2021, there is no difference in the number of shares and net loss used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive. The Company had potentially dilutive securities, totaling approximately 1.8 million and 1.3 million as of June 30, 2021 and 2020, respectively.

Below are basic and diluted loss per share data for the three months ended June 30, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,199)	$-	$(2,199)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(2,199)	$-	$(2,199)

Denominator:
Number of shares used in per common share calculations:	24,687,916	-	24,687,916

Net loss per common share:
Net loss	$(0.09)	$-	$(0.09)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.09)	$-	$(0.09)

Below are basic and diluted loss per share data for the six months ended June 30, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(4,832)	$-	$(4,832)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(4,832)	$-	$(4,832)

Denominator:
Number of shares used in per common share calculations:	24,678,084	-	24,678,084

Net loss per common share:
Net loss	$(0.20)	$-	$(0.20)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.20)	$-	$(0.20)

Below are basic and diluted loss per share data for the three months ended June 30, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(4,028)	$-	$(4,028)
Deemed dividend and accretion of a discount	(207)	-	(207)
Net loss attributable to common stockholders	$(4,235)	$-	$(4,235)

Denominator:
Number of shares used in per common share calculations:	12,120,420	-	12,120,420

Net loss per common share:
Net loss	$(0.33)	$-	$(0.33)
Deemed dividend and accretion of a discount	(0.02)	-	(0.02)
Net loss attributable to common stockholders	$(0.35)	$-	$(0.35)

Below are basic and diluted loss per share data for the six months ended June 30, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,859)	$(2,191)	$(5,050)
Deemed dividend and accretion of a discount	(9,491)	-	(9,491
Net loss attributable to common stockholders	$(12,350)	$(2,191)	$(14,541)

Denominator:
Number of shares used in per common share calculations:	9,070,655	2,243,597	11,314,252

Net loss per common share:
Net loss	$(0.32)	$(0.13)	$(0.45)
Deemed dividend and accretion of a discount	(1.05)	0.21	(0.84
Net loss attributable to common stockholders	$(1.37)	$0.08	$(1.29)

3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$485	$388
WIP	238	97
Finished goods	31	2
	$754	$487

As of June 30, 2021, inventories totaling approximately $0.4 million and $0.4 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of June 30, 2021, that management estimates will be sold or used by August 31, 2022.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Trademarks	$50	$50
Less: accumulated amortization	(16)	(14)
	$34	$36

Amortization expense for the six months ended June 30, 2021, was approximately $2 thousand. Amortization expense for the six months ended June 30, 2020, was approximately $2 thousand.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of June 30, 2021 and December 31, 2020. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of June 30, 2021
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,299	$1,299

	Fair Value Measurements as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,238	$1,238

The Company did not have any transfers of assets and liabilities between any levels of the fair value measurement hierarchy during the six months ended June 30, 2021 and 2020 (in thousands).

Common Stock Warrants
Balance as of December 31, 2019	$(220)
Issuance of derivatives	(6,328)
Change in fair value	2,037
Exercise of warrants	3,008
Balance as of June 30, 2020	$(1,503)

Balance as of December 31, 2020	$(1,238)
Change in fair value	(256)
Exercise of warrants	195
Balance as of June 30, 2021	$(1,299)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of June 30, 2021, and December 31, 2020, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability as of June 30, 2021 and December 31, 2020 were as follows:

	June 30 , 2021	December 31, 2020
Weighted-average risk-free interest rate	0.05%-0.67%	0.09%-0.27%
Weighted-average expected life (in years)	0.13-3.61	0.63-4.10
Expected dividend yield	-%	-%
Weighted-average expected volatility	55.0%-147.4%	138.3%-175.6%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30 , 2021	December 31, 2020
Payroll and related expense	$864	$600
Other	405	309
	$1,269	$909

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

2021 PPP Loan

On March 15, 2021, the Company received funding under the SBA Second Draw Program under the Paycheck Protection Program (“2021 PPP”) (the “2021 PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the 2021 PPP Loan is $.5 million. The 2021 PPP was established under the CARES Act and is administered by the SBA. The 2021 PPP Loan has a five-year term, maturing on March 15, 2026. The interest rate on the 2021 PPP Loan is 1.0% per annum.

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

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company’s instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the 2021 Distribution Agreement and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2022. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of June 30, 2021 there have been no sales of shares of common stock under the 2021 Distribution Agreement.

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

During the six months ended June 30, 2021, Series B Convertible Preferred stockholders of the Company converted no shares of Series B Convertible Preferred Stock, and Series C Convertible Preferred stockholders of the Company converted no shares of Series C Convertible Preferred Stock.

Also, during the six months ended June 30, 2021, holders of Warrants electing to use the cashless exercise option exercised 2,700 warrants, which resulted in the issuance of 1,890 shares of common stock. During the same period of time, holders of Warrants electing to exercise warrants for cash exercised 130,275 warrants, which resulted in the issuance of 130,275 shares of common stock, and the receipt of $0.2 million of cash.

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

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the six months ended June 30, 2021 and 2020 is as follows:

		June 30 , 2021
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2020	465,393	$5.53	9.3	$-
Granted	368,500	1.93	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of June 30, 2021	833,893	$3.98	9.2	$743,089
Exercisable at June 30, 2021	376	$6,977.42	3.8	$-
Vested and expected to vest at June 30, 2021	833,893	$3.98	9.2	$743,089

		June 30, 2020
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2019	377	$7,446.69	5.3	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of June 30, 2020	377	$7,446.69	4.8	$-
Exercisable and vested at December 31, 2020	377	$7,446.69	4.8	$-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees and non-employees during the six months ended June 30, 2021. During the six months ended June 30, 2021 the company granted stock options with an estimated fair value of approximately $0.6 million.

June 30 , 2021
Weighted-average risk-free interest rate	0.73%-0.85%
Weighted-average expected life (in years)	5.3-5.9
Expected dividend yield	-%
Weighted-average expected volatility	138%-139%

Of the 368,500 options granted during the six months ended June 30, 2021, 60,000 were to non-executive members of the board of directors. Of the 833,893 options outstanding as of June 30, 2021, 295,000 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of June 30, 2021, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$700	2.3
Stock grants	$16	1.8

10. Commitments and Contingencies

The Company has executed agreements with certain executive officers of the Company which, upon the occurrence of certain events related to a change in control, call for payments to the executives up to one half times their annual salary and accelerated vesting of previously granted stock options.

From time to time, the Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

11. Note Receivable

On October 1, 2018, the Company completed the sale of its spine implant business to CTL Medical. The sale included a $6.0 million noninterest bearing note receivable payable over a 36 month term to mature on October 1, 2021. The note receivable included an imputed interest rate of 10%. As of June 30, 2021, the note has been paid in full and there will be no further cash proceeds from the note.

12. Leases

The Company leases office, warehouse and manufacturing space under a single operating lease. On June 7, 2019, the lease was amended to extend the rental period through 2024 and reduce the amount of space leased from 54,428 square feet to 29,534 square feet. The new rent was effective January 1, 2020. The amended lease has two five-year extension options. As of June 30, 2021, the operating lease right-of-use asset totaled approximately $1.7 million and the operating lease liability totaled approximately $1.7 million. Non-cash operating lease expense during the six months ended June 30, 2021, totaled approximately $0.2 million. As of June 30, 2021, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

Operating lease future minimum payments together with the present values as of June 30, 2021, are summarized as follows:

Years Ending December 31,	June 30 , 2021
2021	$256
2022	528
2023	544
2024	560
Thereafter	-
Total future minimum lease payments	1,888
Less amounts representing interests	(206)
Present value of lease liability	1,682

Current-portion of operating lease liability	423
Long-term portion operating lease liability	$1,259

13. Subsequent Events

On July 20, 2021, the Company entered into and closed an Asset Purchase Agreement with B4C, LLC, with respect to the Company’s purchase of certain assets useful in the design, manufacture and commercialization of ceramic plates and tiles for use as ballistic armor in military and civilian applications. The total purchase price for the assets was $2.75 million, $2.5 million of which was paid at closing and the remaining $250,000 is to be paid upon completion of tech transfer.

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

Overview

We are an advanced materials company that develops and commercializes silicon nitride and other ceramics for medical and non-medical applications. The core strength of SINTX Technologies is the manufacturing, research, and development of silicon nitride ceramics and other ceramics for its own account and for external partners. We believe that silicon nitride has a superb combination of properties that make it ideally suited for long-term human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers, all of which have well-known practical limitations and disadvantages. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial and viral infection, ease of diagnostic imaging, resistance to corrosion, and superior strength and fracture resistance, among other advantages, all of which claims are validated in our large and growing inventory of peer-reviewed, published literature reports.

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

We also believe that we are the first and only company to commercialize silicon nitride medical implants. Prior to October 1, 2018, we designed, manufactured and commercialized silicon nitride products for our own behalf in the spine implant market. Over 35,000 of our spinal implants manufactured with silicon nitride have been implanted into patients, with an excellent safety record. On October 1, 2018, we sold our spine implant business to CTL Amedica and now manufacture spine implants made with silicon nitride for CTL. Prior to selling our spine implant business to CTL, we had received 510(k) regulatory clearance in the United States, a CE mark in Europe, ANVISA approval in Brazil, and ARTG and Prostheses approvals in Australia for a number of silicon nitride spine implant products designed for spinal fusion surgery. Spine implant products manufactured by us from silicon nitride are currently marketed and sold by CTL under the Valeo® brand to surgeons and hospitals in the United States and to selected markets in Europe, Taiwan and South America. These implants are designed for use in cervical (neck) and thoracolumbar (lower back) spine surgery. We are collaborating with CTL to establish commercial partners in other parts of the world and also working with other partners to obtain regulatory approval for silicon nitride implants in Japan.

The sale of our spine implant business to CTL enabled us to focus on our core competencies. These include research and development of silicon nitride and other ceramic composites and the design and manufacture of medical and nonmedical products manufactured from silicon nitride and other ceramic materials for our own account and in collaboration with other medical device manufacturers. We are targeting OEM – including CTL Medical – and private label partnerships in order to accelerate adoption of silicon nitride in future markets such as coating products with silicon nitride, hip and knee replacements, dental and maxillofacial implants, extremities, trauma, bearings, automotive and aerospace components, cutting tools, and a wide range of antipathogenic applications. Existing biomaterials, based on plastics, metals, and bone grafts have well-recognized limitations that we believe are addressed by silicon nitride.

We believe that silicon nitride addresses many of the biomaterial-related limitations in medical related fields such as hip and knee replacements, dental and maxillofacial implants, sports medicine, extremities, and trauma surgery. We further believe that the inherent material properties of silicon nitride, and the ability to formulate the material in a variety of compositions, combined with precise control of the surface properties of the material, opens up a number of commercial opportunities across orthopedic surgery, neurological surgery, maxillofacial surgery, other medical disciplines, as well as commodity items such as industrial fasteners, bushings, and valves to addressing more complex demands of hypersonic missile radomes, aerospace, air-conditioning systems, beverage dispensers, touch-screen glass, and agribusiness fungicides. During 2020, the Company shipped multiple small quantity orders of industrial products totaling $33,000.

Additionally, in July 2021, the Company also acquired equipment and rights to certain intellectual property with which it intends to develop, manufacture and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. We believe that our expertise in manufacturing products from silicon nitride ceramic will enable us to also successfully develop, manufacture and commercialize armored plates made with boron carbide and a composite of boron carbide and silicon carbide.

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

We expect to incur additional research and development costs as we continue to develop new spinal fusion products, develop armored plates from ceramic, product candidates for total joint replacements, dental applications, antipathogenic products, and other products which may increase our total research and development expenses.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and six month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Product revenue	$101	$204	$(103)	-50%	$202	$411	$(209)	-51%
Cost of revenue	73	163	(90)	-55%	134	329	(195)	-59%
Gross profit	28	41	(13)	-32%	68	82	(14)	-17%

Operating expenses:
Research and development	1,204	1,068	136	13%	2,799	2,061	738	36%
General and administrative	858	826	32	4%	1,858	1,591	267	17%
Sales and marketing	329	131	198	151%	615	268	347	129%
Total operating expenses	2,391	2,025	366	18%	5,272	3,920	1,352	34%
Loss from operations	(2,363)	(1,984)	(379)	19%	(5,204)	(3,838)	(1,366)	36%
Other income (expense)	164	(2,044)	2,208	-108%	372	979	(607)	-62%
Net loss before taxes	(2,199)	(4,028)	1,829	-45%	(4,832)	(2,859)	(1,973)	69%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(2,199)	$(4,028)	$1,829	-45%	$(4,832)	$(2,859)	$(1,973)	69%

Product Revenue

For the three months ended June 30, 2021, total product revenue was $0.1 million as compared to $0.2 million in the same period 2020, a decrease of $0.1 million, or 50%. This decrease was due to decrease in orders from CTL Amedica.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2021, our cost of revenue decreased $0.1 million, or 55%, as compared to the same period in 2020. This decrease is primarily attributed to decrease in product revenue, and the associated decrease in costs of goods sold. Gross profit remained essentially unchanged. The unchanged gross profit on decreased revenue and costs of revenue is attributed to new revenue sources with higher profit margins. Gross profit margin increased by 8% year over year for the three months ended June 30, 2021.

Research and Development Expenses

For the three months ended June 30, 2021, research and development expenses increased $0.1 million, or 13% as compared to the same period in 2020. This increase was primarily attributable to an overall increase in R&D activity to support the Company’s strategic objective of developing new technologies and related products.

General and Administrative Expenses

For the three months ended June 30, 2021, general and administrative expenses remained relatively unchanged compared to the same period in 2020.

Sales and Marketing Expenses

For the three months ended June 30, 2021, sales and marketing expenses increased $0.2 million, or 151%, as compared to the same period in 2020. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Other Income, Net

For the three months ended June 30, 2021, other income increased $2.2 million, or 108%, as compared to the same period in 2020. This increase was primarily due to incurring a change in the fair value of the derivative liabilities in the amount of $2.1 million in 2020. Whereas in 2021, the Company had other income of $0.1 million associated with the sale of assets.

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

For the six months ended June 30, 2021 and 2020, the Company incurred a net loss of $4.8 million and a net loss of $2.9 million, respectively, and used cash in operations of $5.3 million and $4.9 million, respectively. The Company had an accumulated deficit of $245.9 million and $241.1 million as of June 30, 2021 and December 31, 2020, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $15.0 million through Maxim, as agent. No shares have been sold under the 2021 Distribution Agreement as of June 30, 2021.

On October 1, 2018, the Company sold the retail spine implant business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. CTL Medical has paid this note in full, and the Company does not expect any future cashflows associated with the note.

Management has concluded that its existing capital resources will be sufficient to fund operations for at least the next 12 months, or through August 2022.

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we temporarily restricted access to the facility, with our administrative employees continuing their work remotely and limited the number of staff in our manufacturing facility. We implemented protective measures such as wearing of face masks, maintaining social distancing, and additional cleaning. Beginning in 2021, we have offered vaccination incentives. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(5,339)	$(4,938)
Net cash provided by investing activities	1,462	867
Net cash provided by financing activities	701	20,409
Net cash provided (used)	$(3,176)	$16,338

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.3 million during the six months ended June 30, 2021, compared to $4.9 million used during the six months ended June 30, 2020, an increase of $0.4 million. The increase in the net loss from operations, and related non-cash add backs to the net loss, was $0.3 million from 2021 when compared to 2020. The increase in cash used for operating activities during 2021 was primarily due to the $0.3 million mentioned above plus changes in the movement of working capital items during 2021 as compared to the same period in 2020 as follows: a $0.2 million increase in cash used for inventory, $0.2 million increase in cash used for prepaid expenses, and $0.1 million decrease in cash received from accounts receivable, offset by a $0.4 million decrease in cash used accounts payable.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $1.5 million during the six months ended June 30, 2021 compared to $0.9 million for the same period in 2020. The increase of cash provided by investing activities of $0.6 million was primarily driven by an increase in cash from notes receivable of $1.0 million, an increase in cash from the sale of property and equipment of $0.1 million, offset by the increase of cash used to purchase property and equipment of $0.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.7 million during the months ended June 30, 2021, compared to net cash provided by financing activities of $20.4 million during the same period in 2020. The $19.7 million decrease to net cash provided by financing activities was primarily attributable to 2020 proceeds from a offerings including $9.6 million less in proceeds in the issuance of common stock, $6.3 million less in proceeds from issuance of warrant derivative liabilities, $3.1 million less in proceeds from issuance of preferred stock, and $0.7 million less in proceeds from the issuance of common stock in connection with the exercise of warrants.

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

2021 PPP Loan

On March 15, 2021, the “Company received funding under the SBA Second Draw Program under the Paycheck Protection Program (“2021 PPP”) (the “2021 PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the 2021 PPP Loan is $.5 million. The 2021 PPP was established under the CARES Act and is administered by the SBA. The 2021 PPP Loan has a five-year term, maturing on March 15, 2026. The interest rate on the 2021 PPP Loan is 1.0% per annum.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those policies for the three months ended June 30, 2021. The preparation of the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2021. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINTX Technologies, Inc.

Date: August 12, 2021	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

