Form 10-Q
period 2021-09-30
Sintx Technologies, Inc.
filed 2021-11-12
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,707,574 shares of common stock, $0.01 par value, were outstanding at November 8, 2021.

SINTX Technologies, Inc.

Part I. Financial Information

Item 1. Financial Statements

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$17,183	$25,351
Account and other receivables, net of allowance	182	41
Prepaid expenses and other current assets	382	243
Inventories	399	99
Note receivable	-	1,856
Total current assets	18,146	27,590

Inventories	291	388
Property and equipment, net	3,814	471
Intangible assets, net	33	36
Operating lease right of use asset	2,513	1,926
Other long-term assets	71	36
Total assets	$24,868	$30,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$169	$194
Accrued liabilities	1,605	909
Current portion of long-term debt	59	109
Derivative liabilities	818	1,238
Current portion of operating lease liability	478	403
Other current liabilities	24	26
Total current liabilities	3,153	2,879

Operating lease liability, net of current portion	2,025	1,477
Long term debt, net of current portion	450	287
Total liabilities	5,628	4,643

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 51 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 24,706,074 and 24,552,409 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.	247	245
Additional paid-in capital	267,275	266,666
Accumulated deficit	(248,282)	(241,107)
Total stockholders’ equity	19,240	25,804
Total liabilities and stockholders’ equity	$24,868	$30,447

The condensed consolidated balance sheet as of December 31, 2020, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue	$239	$66	$441	$478
Costs of revenue	190	53	324	382
Gross profit	49	13	117	96
Operating expenses:
Research and development	1,603	1,432	4,402	3,494
General and administrative	933	827	2,791	2,418
Sales and marketing	338	182	953	450
Total operating expenses	2,874	2,441	8,146	6,362
Loss from operations	(2,825)	(2,428)	(8,029)	(6,266)
Other income (expenses):
Interest expense	(1)	(1)	(2)	(2)
Interest income	3	78	99	267
Change in fair value of derivative liabilities	481	(287)	225	1,750
Offering costs	-	-	-	(1,246)
Forgiveness of PPP loan	-	-	391	-
Other income (expense), net	(1)	200	141	200
Total other income (expense), net	482	(10)	854	969
Net loss before income taxes	(2,343)	(2,438)	(7,175)	(5,297)
Provision for income taxes	-	-	-	-
Net loss	(2,343)	(2,438)	(7,175)	(5,297)
Deemed dividend related to the beneficial conversion feature and accretion of a discount on series B preferred stock	-	(74)	-	(9,565)
Net loss attributable to common stockholders	$(2,343)	$(2,512)	$(7,175)	$(14,862)

Net loss per share – basic and diluted
Basic – net loss	$(0.09)	$(0.11)	$(0.29)	$(0.39)
Basic - deemed dividend and accretion of a discount on conversion of preferred stock	-	-	-	(0.70)
Basic – attributable to common stockholders	$(0.09)	$(0.11)	$(0.29)	$(1.09)

Diluted –net loss	$(0.11)	$(0.11)	$(0.29)	$(0.49)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	-	-	-	(0.63)
Diluted – attributable to common stockholders	$(0.11)	$(0.11)	$(0.29)	$(1.12)
Weighted average common shares outstanding:
Basic	24,703,156	22,774,263	24,686,533	13,671,866
Diluted	25,069,343	22,774,263	25,097,138	15,094,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	249	$-	-	$-	2,434,009	$24	$239,256	$(234,078)	$5,202
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	1,557	-	1,557

Issuance of common stock from the exercise of warrants for cash	-	-	-	-	100	-	-	-	-
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	3,128,895	32	(32)	-	-
Preferred stock issued for cash, net of fees	-	-	9,440	-	-	-	3,112	-	3,112
Common stock issued on conversion of preferred stock	-	-	(9,208)	-	6,215,742	62	(62)	-	-
Issuance of agent warrants	-	-	-	-	-	-	168	-	168
Beneficial conversion feature on issuance of convertible preferred stock	-	-	-	-	-	-	3,111	-	3,111
Deemed dividend related to the issuance of preferred stock	-	-	-	-	-	-	(3,111)	-	(3,111)
Accretion of convertible preferred stock discount	-	-	-	-	-	-	6,173	-	6,173
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(6,173)	-	(6,173)
Net income	-	-	-	-	-	-	-	1,169	1,169
Balance as of March 31, 2020	249	-	232	-	11,778,746	118	243,999	(232,909)	11,208
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	1,451	-	1,451
Common stock issued for cash, net of fees	-	-	-	-	6,454,381	65	9,583	-	9,648
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	373,750	3	(3)	-	-
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	611,868	6	911	-	917
Common stock issued on conversion of preferred stock	(123)	-	(179)	-	212,168	2	(2)	-	-
Accretion of convertible preferred stock discount	-	-	-	-	-	-	207	-	207
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(207)	-	(207)
Net loss	-	-	-	-	-	-	-	(4,028)	(4,028)
Balance as of June 30, 2020	126	-	53	-	19,430,913	194	255,939	(236,937)	19,196
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	190	-	190
Stock based compensation	-	-	-	-	-	-	29	-	29
Common stock issued for cash, net of fees	-	-	-	-	4,915,000	50	10,318	-	10,368
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	1,890	-	-	-	-
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	127,650	1	190	-	191
Common stock issued on conversion of preferred stock	(100)	-	(2)	-	75,606	1	(1)	-	-
Accretion of convertible preferred stock discount	-	-	-	-	-	-	74	-	74
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(74)	-	(74)
Net loss	-	-	-	-	-	-	-	(2,438)	(2,438)
Balance as of September 30, 2020	26	$-	51	$-	24,551,059	$246	$266,665	$(239,375)	$27,536

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	26	$-	51	$-	24,552,409	$245	$266,666	$(241,107)	$25,804
Stock based compensation	-	-	-	-	-	-	36	-	36
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	195	-	195
Issuance of common stock upon exercise of warrants for cash	-	-	-	-	130,275	2	194	-	196
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	1,890	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,633)	(2,633)
Balance as of March 31, 2021	26	-	51	-	24,684,574	247	267,091	(243,740)	23,598
Stock based compensation	-	-	-	-	15,500	-	80	-	80
Net loss	-	-	-	-	-	-	-	(2,199)	(2,199)
Balance as of June 30, 2021	26	$-	51	$-	24,700,074	$247	$267,171	$(245,939)	$21,479
Stock based compensation	-	-	-	-	6,000	-	104	-	104
Net loss	-	-	-	-	-	-	-	(2,343)	(2,343)
Balance as of September 30, 2021	26	$-	51	$-	24,706,074	$247	$267,275	$(248,282)	$19,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flow From Operating Activities
Net loss	$(7,175)	$(5,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	119	54
Amortization of right of use asset	331	310
Amortization of intangible assets	3	4
Non-cash interest income	(88)	(242)
Stock based compensation	220	29
Change in fair value of derivative liabilities	(225)	(1,750)
Offering costs	-	325
Gain on disposal of equipment	(144)	-
Forgiveness of PPP loan	(391)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(140)	87
Prepaid expenses and other current assets	(177)	(73)
Inventories	(203)	104
Accounts payable and accrued liabilities	417	(353)
Payments on operating lease liability	(294)	(254)
Net cash used in operating activities	(7,747)	(7,056)
Cash Flows From Investing Activities
Purchase of property and equipment	(3,210)	(150)
Proceeds from notes receivable, net of imputed interest	1,944	1,528
Proceeds from sale of property and equipment	144	-
Net cash provided by (used in) investing activities	(1,122)	1,378
Cash Flows From Financing Activities
Proceeds from issuance of preferred stock	-	3,112
Proceeds from issuance of warrant derivative liabilities	-	6,328
Proceeds from issuance of common stock, net of fees	-	20,015
Proceeds from issuance of common stock in connection with exercise of warrants	196	1,109
Proceeds from issuance of debt	510	406
Payments on debt	(5)	(29)
Net cash provided by financing activities	701	30,941
Net increase (decrease) in cash and cash equivalents	(8,168)	25,263
Cash and cash equivalents at beginning of period	25,351	1,787
Cash and cash equivalents at end of period	$17,183	$27,050

Noncash Investing and Financing Activities
Right-of-Use Assets and assumption of operating lease liability	$918	$-
Extinguishment of derivative liabilities through exercise of warrants	195	3,197
Change in par value due to conversion of preferred stock to common stock	-	65
Issuance of common stock for the cashless exercise of warrants	-	35
Supplemental Cash Flow Information
Cash paid for interest	$-	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiary SINTX Armor, Inc. (“SINTX Armor”), which are collectively referred to as “we” or “the Company”. SINTX was incorporated in the state of Delaware on December 10, 1996 (and was previously known as Amedica Corporation). The Company is an OEM advanced ceramics materials company focused on providing solutions in a variety of medical, industrial, armor and antipathogenic applications. SINTX is a 25-year-old company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields, which has enabled the business to focus on core competencies. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures silicon nitride powders and components in its FDA registered, ISO 13485:2016 certified, and ASD9100D certified manufacturing facility. The Company’s products are primarily sold in the United States.

The Company is focused on building revenue generating opportunities in four business industries, namely, antipathogenic, armor, industrial, and biomedical connecting with current and new customers, partners and manufacturers to help realize the goal of leveraging expertise in high-tech ceramics to create new, innovative opportunities across these sectors. We also expect our continued investment in research and development to provide additional revenue opportunities.

The Company’s initial focus was the development and commercialization of products made from silicon nitride for use in spinal fusion and hip and knee replacement applications. SINTX believes it is the first and only manufacturer to use silicon nitride in medical applications primarily focused on spine fusion therapies. Since then, we have developed other applications for our silicon nitride technology as well as utilizing our expertise in the use of ceramic materials in other applications as well. In July 2021, the Company acquired the equipment and obtained certain proprietary know-how rights with which it intends to develop, manufacture and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses (see Note 14). The protective armor plate operations will be housed in SINTX Armor.

On October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical, a Dallas, Texas-based privately held medical device manufacturer. As a result of the sale, CTL Medical became the exclusive owner of the Company’s portfolio of metal and silicon nitride spine products, as well as access to future silicon nitride spine technologies developed by the Company. The Company’s name, Amedica, was also transferred to CTL Medical, which is now CTL Amedica. The Company serves as CTL’s exclusive OEM provider of silicon nitride products. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology including silicon nitride remains with the Company.

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company. In May 2020, the Company dissolved a wholly owned subsidiary ST Sub, Inc. At the time of dissolution, the subsidiary had no assets, liabilities, equity, or operations.

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 22, 2021. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of September 30, 2021, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the nine months ended September 30, 2021 and 2020, the Company incurred a net loss of $7.2 million and $5.3 million, respectively, and used cash in operations of $7.7 million and $7.1 million, respectively. The Company had an accumulated deficit of $248.3 million and $241.1 million as of September 30, 2021 and December 31, 2020, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our advanced ceramic materials are not well known, and we believe the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications. The Company has also acquired equipment and certain proprietary know-how for the purpose of developing, manufacturing and commercializing armored plates made from boron carbide and a composite of boron carbide and silicon carbide for military, law enforcement and other civilian uses.

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. On February 6, 2020, the Company closed on a rights offering to its stockholders of units, consisting of convertible preferred stock and warrants, for gross proceeds of $9.4 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company of approximately $1.2 million. Additionally, during the period of June 2020 through August 2020, the Company closed four registered direct offerings of shares of its common stock, priced at-the-market under Nasdaq rules, resulting in the issuance of a total of 11,015,000 shares of its common stock for gross proceeds of approximately $20.9 million, before considering issuance costs of approximately $1.6 million (see Note 9).

During the year ended December 31, 2019, the Company entered into an at-the-market (2019 ATM) equity distribution agreement with Maxim Group LLC (“Maxim”) under which the Company could sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. During the year ended December 31, 2020, the Company sold 354,381 shares of common stock under the 2019 ATM, raising approximately $0.8 million before deducting fees to the placement agent and other offering expenses of approximately $0.034 million. As of September 30, 2021, no funding capacity is available under the 2019 ATM. (see Note 9).

On February 25, 2021, the Company entered into an at-the-market Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15.0 million through Maxim, as agent. As of September 30, 2021, there have been no sales of shares of common stock under the 2021 Distribution Agreement.

Management has concluded existing capital resources will be sufficient to fund operations for at least the next 12 months, or through November 2022.

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

2. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock, warrants and options for the purchase of common stock. The Company had potentially dilutive securities, totaling approximately 1.8 million and 1.6 million as of September 30, 2021 and 2020, respectively.

Below are basic and diluted loss per share data for the three months ended September 30, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,343)	$(480)	$(2,823)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(2,343)	$(480)	$(2,823)

Denominator:
Number of shares used in per common share calculations:	24,703,156	366,187	25,069,343

Net loss per common share:
Net loss	$(0.09)	$(0.02)	$(0.11)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.09)	$(0.02)	$(0.11)

Below are basic and diluted loss per share data for the nine months ended September 30, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(7,175)	$(225)	$(7,400)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(7,175)	$(225)	$(7,400)

Denominator:
Number of shares used in per common share calculations:	24,686,533	410,605	25,097,138

Net loss per common share:
Net loss	$(0.29)	$-	$(0.29)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.29)	$-	$(0.29)

Below are basic and diluted loss per share data for the three months ended September 30, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,438)	$-	$(2,438)
Deemed dividend and accretion of a discount	(74)	-	(74)
Net loss attributable to common stockholders	$(2,512)	$-	$(2,512)

Denominator:
Number of shares used in per common share calculations:	22,774,263	-	22,774,263

Net loss per common share:
Net loss	$(0.11)	$-	$(0.11)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.11)	$-	$(0.11)

Below are basic and diluted loss per share data for the nine months ended September 30, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(5,297)	$(2,073)	$(7,370)
Deemed dividend and accretion of a discount	(9,565)	-	(9,565)
Net loss attributable to common stockholders	$(14,862)	$(2,073)	$(16,935)

Denominator:
Number of shares used in per common share calculations:	13,671,866	1,422,410	15,094,276

Net loss per common share:
Net loss	$(0.39)	$(0.10)	$(0.49)
Deemed dividend and accretion of a discount	(0.70)	0.07	(0.63)
Net loss attributable to common stockholders	$(1.09)	$0.03	$(1.12)

3. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$419	$388
Intermediate Goods	114	-
WIP	116	97
Finished goods	41	2
	$690	$487

As of September 30, 2021, inventories totaling approximately $0.4 million and $0.3 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of September 30, 2021, that management estimates will be sold or used by September 30, 2022.

4. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	September 30, 2021	December 31, 2020
Manufacturing and lab equipment	$4,008	$558
Leasehold improvements	936	941
Software and computer equipment	696	684
Furniture and equipment	82	82
	5,722	2,265
Less: accumulated depreciation	(1,908)	(1,794)
	$3,814	$471

Depreciation expense for the nine months ended September 30, 2021, was approximately $0.1  million. Depreciation expense for the year ended December 31, 2020, was approximately $0.1 million.

Of the $4.0 million in manufacturing and lab equipment listed as of September 30, 2021, $2.7 million is related to the purchase of equipment for SINTX Armor. The equipment was being transported to the SINTX Armor facility in Salt Lake City and was not in service as of September 30, 2021 (see Note 14).

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Trademarks	$50	$50
Less: accumulated amortization	(17)	(14)
	$33	$36

Amortization expense for the nine months ended September 30, 2021, was approximately $3.0 thousand. Amortization expense for the nine months ended September 30, 2020, was approximately $4.0 thousand.

6. Fair Value Measurements

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of September 30, 2021 and December 31, 2020. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of September 30, 2021
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$818	$818

	Fair Value Measurements as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,238	$1,238

The Company did not have any transfers of assets and liabilities between any levels of the fair value measurement hierarchy during the nine months ended September 30, 2021 and 2020 (in thousands).

Common Stock Warrants
Balance as of December 31, 2019	$(220)
Issuance of derivatives	(6,328)
Change in fair value	1,750
Exercise of warrants	3,197
Other, net	1
Balance as of September 30, 2020	$(1,600)

Balance as of December 31, 2020	$(1,238)
Change in fair value	225
Exercise of warrants	195
Balance as of September 30, 2021	$(818)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of September 30, 2021 and December 31, 2020, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Weighted-average risk-free interest rate	0.04%-0.53%	0.09%-0.27%
Weighted-average expected life (in years)	0.31-3.36	0.63-4.10
Expected dividend yield	-%	-%
Weighted-average expected volatility	62.0%-145.0%	138.3%-175.6%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Payroll and related expense	$906	$600
Other	699	309
	$1,605	$909

8. Debt

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

9. Equity

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15.0 million through Maxim, as agent.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company’s instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the 2021 Distribution Agreement and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2022. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of September 30, 2021 there have been no sales of shares of common stock under the 2021 Distribution Agreement.

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

During the nine months ended September 30, 2021, Series B Convertible Preferred stockholders of the Company converted no shares of Series B Convertible Preferred Stock, and Series C Convertible Preferred stockholders of the Company converted no shares of Series C Convertible Preferred Stock.

Also, during the nine months ended September 30, 2021, holders of warrants elected to exercised using both the cashless and for cash options. The cashless exercise option exercised 2,700 warrants, which resulted in the issuance of 1,890 shares of common stock. The for cash option exercised 130,275 warrants, which resulted in the issuance of 130,275 shares of common stock, and the receipt of $0.2 million of cash.

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

10. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the nine months ended September 30, 2021 and 2020 is as follows:

		September 30, 2021
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2020	465,393	$5.53	9.3	$
Granted	368,500	1.93	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of September 30, 2021	833,893	$3.98	8.9	$417,164
Exercisable at September 30, 2021	221,834	$12.26	8.6	$-
Vested and expected to vest at September 30, 2021	833,893	$3.98	8.9	$417,164

		September 30, 2020
	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2019	377	$7,446.69	5.3	$-
Granted	465,017	0.47	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of September 30, 2020	465,394	$5.90	9.6	$746,774
Exercisable and vested at September 30, 2020	377	$7,446.69	4.6	$-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees and non-employees during the nine months ended September 30, 2021. During the nine months ended September 30, 2021 the Company granted stock options with an estimated fair value of approximately $0.6 million.

September 30, 2021
Weighted-average risk-free interest rate	0.73%-0.85%
Weighted-average expected life (in years)	5.3-5.9
Expected dividend yield	-%
Weighted-average expected volatility	138%-139%

Of the 368,500 options granted during the nine months ended September 30, 2021, 60,000 were to non-executive members of the board of directors. Of the 833,893 options outstanding as of September 30, 2021, 295,000 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of September 30, 2021, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$622	2.1
Stock grants	$14	1.6

11. Commitments and Contingencies

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

12. Note Receivable

On October 1, 2018, the Company completed the sale of its spine implant business to CTL Medical. The sale included a $6.0 million noninterest bearing note receivable payable over a 36 month term to mature on October 1, 2021. The note receivable included an imputed interest rate of 10%. The note was paid in full in May 2021.

13. Leases

The Company has entered into two operating leases from which it conducts its business.

With respect to SINTX operations, the Company leases 29,534 square feet of office, warehouse and manufacturing space under a single operating lease. This lease expires at the end of 2024. The lease has two five-year extension options.

On August 19, 2021, the Company, on behalf of SINTX Armor, entered into an Industrial Lease Agreement (the “SINTX Armor Lease”) pursuant to which the Company has agreed to lease approximately 10,936 square feet of office and manufacturing space from which SINTX Armor will conduct its operations. The term of the SINTX Armor Lease is 122 months through October 2031.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

As of September 30, 2021, the operating lease right-of-use assets totaled approximately $2.5 million and the operating lease liability totaled approximately $2.5 million. Non-cash operating lease expense during the nine months ended September 30, 2021, totaled approximately $0.3 million. As of September 30, 2021, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Operating lease future minimum payments together with the present values as of September 30, 2021, are summarized as follows :

Years Ending December 31,	September 30, 2021
2021	$147
2022	641
2023	660
2024	679
2025	123
Thereafter	795
Total future minimum lease payments	3,045
Less amounts representing interests	(542)
Present value of lease liability	2,503

Current-portion of operating lease liability	478
Long-term portion operating lease liability	$2,025

14. Equipment Purchase

As explained in Note 1, on July 20, 2021, the Company acquired the equipment and obtained certain intellectual know how with which it intends to develop, manufacture and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. The total purchase price for the assets was $2.75 million, $2.5 million of which was paid at closing and the remaining $250,000 is to be paid upon completion of certain checkpoints.

As of September 30, 2021, the assets have not yet been placed in service, nor has the Company recognized any depreciation expense associated with these assets. The intention of the Company is to place these assets into service by early 2022.

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

Overview

SINTX Technologies is an OEM advanced ceramics materials company focused on providing solutions in a variety of medical, industrial, armor and antipathogenic applications. SINTX is a 25-year-old company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields, which has enabled the business to focus on core competencies. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures silicon nitride powders and components in its FDA registered, ISO 13485:2016 certified, and ASD9100D certified manufacturing facility.

The Company is focused on building revenue generating opportunities in three business industries, antipathogenic, armor, industrial and biomedical, connecting with current and new customers, partners and manufacturers to help realize the goal of leveraging expertise in high-tech ceramics to create new, innovative opportunities across these sectors. We also expect our continued investment in research and development to provide additional revenue opportunities.

Since inception, we have been focused on development of medical grade silicon nitride for use in applications such as spinal fusion, hip and knee replacement and dental implants. The Company’s products are biocompatible, bioactive, antipathogenic, and have shown superb bone affinity. Because of its inherent resistance to bacterial adhesion, it is an ideal material for use in interbody implants. Bacterial infection of any biomaterial implants is always a concern. Our silicon nitride is inherently resistant to bacterial colonization and biofilm formation, making it antibacterial.

It is the belief of the Company that its grade of industrial silicon nitride also has the desired mechanical, thermal, and electrical properties for use as a technical ceramic material. It is a high-performance technical ceramic with high strength, toughness, and hardness, and is extremely resistant to thermal shock and impact. It is also an electrically insulating ceramic material. Typically, it is used in applications where high load-bearing capacity, thermal stability, and wear resistance are required.

Armor solutions utilizing ceramics are commonly used to protect vehicles, personnel, aircraft, and marine vessels due to their lightweight and high hardness. We have entered the ceramic armor market through the purchase of assets from B4C, LLC and a technology partnership with Precision Ceramics USA. We will develop and manufacture high-performance ceramics for personnel, aircraft, and vehicle armor including a 100% Boron Carbide material for ultimate lightweight performance in ballistic applications, and a composite material made of Boron Carbide and Silicon Carbide, licensed from Precision Ceramics USA, for multi-hit performance against ballistic threats.

Today, there is a global need to improve protection against pathogens in everyday life. SINTX believes that by incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks and personal protective equipment, it is possible to manufacture surfaces that inactivate viral particles, thereby limiting the spread of disease.

The Company presently manufactures advanced ceramic powders and components in manufacturing facilities based in Salt Lake City, Utah.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change
Product revenue	$239	$66	$173	262%	$441	$478	$(37)	-8%
Cost of revenue	190	53	137	258%	324	382	(58)	-15%
Gross profit	49	13	36	277%	117	96	21	22%

Operating expenses:
Research and development	1,603	1,432	171	12%	4,402	3,494	908	26%
General and administrative	933	827	106	13%	2,791	2,418	373	15%
Sales and marketing	338	182	156	86%	953	450	503	112%
Total operating expenses	2,874	2,441	433	18%	8,146	6,362	1,784	28%
Loss from operations	(2,825)	(2,428)	(397)	16%	(8,029)	(6,266)	(1,763)	28%
Other income (expense)	482	(10)	492	4920%	854	969	(115)	-12%
Net loss before taxes	(2,343)	(2,438)	95	-4%	(7,175)	(5,297)	(1,878)	35%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(2,343)	$(2,438)	$95	-4%	$(7,175)	$(5,297)	$(1,878)	35%

Product Revenue

For the three months ended September 30, 2021, total product revenue was $0.24 million as compared to $0.07 million in the same period 2020, an increase of $0.17 million, or 262%. This increase was largely due to increases in orders from CTL Amedica.

For the nine months ended September 30, 2021, total product revenue was $0.44 million as compared to $0.48 million in the same period 2020, a decrease of $0.04 million, or 8%. This decrease was primarily due to a decrease in orders from CTL Amedica.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2021, our cost of revenue increased $0.14 million, or 258%, as compared to the same period in 2020. This increase is primarily attributed to the increase in product revenue, and the associated increase in costs of goods sold. Gross profit increased $0.04 million or 277%. This increase in gross profit is attributed to the increase in product revenue. Gross profit margin percentage totaled 21% and 20% for the three months ended September 30 for 2021 and 2020, respectively.

For the nine months ended September 30, 2021, our cost of revenue decreased $0.06 million, or 15%, as compared to the same period in 2020. Gross profit increased $0.02 million or 22%. The decrease in cost of revenue was directly related to the reduction in revenue. The increase in gross profit is a result of revenue to new customers with higher profit margins when compared to the prior year. Gross profit margin percentage totaled 27% and 20% for the nine months ended September 30 for 2021 and 2020, respectively.

Research and Development Expenses

For the three months ended September 30, 2021, research and development expenses increased $0.2 million, or 12% as compared to the same period in 2020. This increase was primarily attributable to an overall increase in R&D activity to support the Company’s strategic objective of developing new technologies and related products.

For the nine months ended September 30, 2021, research and development expenses increased $0.9 million, or 26%, as compared to the same period in 2020. This increase was primarily attributable to an increase in R&D wages for new personnel and outside research activities related to testing the anti-viral properties of silicon nitride to support the Company’s strategic objective of developing new technologies and related products.

General and Administrative Expenses

For the three months ended September 30, 2021, general and administrative expenses increased $0.1 million, or 13% as compared to the same period in 2020. This increase is primarily due to an increase in insurance costs and fees for outside consultants.

For the nine months ended September 30, 2021, general and administrative expenses increased $0.4 million, or 15%, as compared to the same period in 2020. This increase is primarily due to the increase in insurance costs, fees for outside consultants and an increase in wages for new personnel.

Sales and Marketing Expenses

For the three months ended September 30, 2021, sales and marketing expenses increased $0.2 million, or 86%, as compared to the same period in 2020. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

For the nine months ended September 30, 2021, sales and marketing expenses increased $0.5 million, or 112%, as compared to the same period in 2020. This increase was primarily attributable to an increase in sales and marketing wages for new personnel and an increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Other Income, Net

For the three months ended September 30, 2021, other income increased $0.5 million, or 4920%, as compared to the same period in 2020. This increase was primarily due to incurring a change in the fair value of the derivative liabilities in the amount of $0.8 million offset by a $0.1 million decrease in interest income and a $0.2 million gain on the reduction of accrued sterilization in the prior year.

For the nine months ended September 30, 2021, other income decreased $0.1 million, or 12%, as compared to the same period in 2020. This decrease was primarily due to incurring a change in the fair value of the derivative liabilities in the amount of $1.5 million, a reduction in interest income of $0.2 million offset by offering costs of $1.2 million associated with the February 2020 rights offering and a $0.4 million in PPP loan forgiveness in the prior year.

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

For the nine months ended September 30, 2021 and 2020, the Company incurred a net loss of $7.2 million and a net loss of $5.3 million, respectively, and used cash in operations of $7.7 million and $7.1 million, respectively. The Company had an accumulated deficit of $248.3 million and $241.1 million as of September 30, 2021 and December 31, 2020, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $15.0 million through Maxim, as agent. No shares have been sold under the 2021 Distribution Agreement as of September 30, 2021.

On October 1, 2018, the Company sold the retail spine implant business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. CTL Medical has paid this note in full, and the Company does not expect any future cashflows associated with the note.

Management has concluded that its existing capital resources will be sufficient to fund operations for at least the next 12 months, or through November 2022.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(7,747)	$(7,056)
Net cash provided by (used in) investing activities	(1,122)	1,378
Net cash provided by financing activities	701	30,941
Net cash provided (used)	$(8,168)	$25,263

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.7 million during the nine months ended September 30, 2021, compared to $7.1 million used during the nine months ended September 30, 2020, an increase of $0.6 million. The increase in the net loss from operations, and related non-cash add backs to the net loss, was $0.8 million from 2021 when compared to 2020. The increase in cash used for operating activities during 2021 was primarily due to the $0.8 million mentioned above plus changes in the movement of working capital items during 2021 as compared to the same period in 2020 as follows: a $0.3 million increase in cash used for inventory, $0.1 million increase in cash used for prepaid expenses, and $0.2 million decrease in cash received from accounts receivable, offset by a $0.8 million decrease in cash used for accounts payable.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $1.1 million during the nine months ended September 30, 2021 compared to cash provided by investing activities of $1.4 million for the same period in 2020. The decrease of cash provided by investing activities of $2.5 million was primarily driven by the change in property and equipment of $2.9 million, offset by an increase in cash from notes receivable of $0.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.7 million during the nine months ended September 30, 2021, compared to net cash provided by financing activities of $30.9 million during the same period in 2020. The $30.2 million decrease to net cash provided by financing activities was primarily attributable to 2020 proceeds from a offerings including $20.0 million less in proceeds in the issuance of common stock, $6.3 million less in proceeds from issuance of warrant derivative liabilities, $3.1 million less in proceeds from issuance of preferred stock, and $0.9 million less in proceeds from the issuance of common stock in connection with the exercise of warrants, offset by $0.1 million in additional proceeds from the issuance of debt related to PPP loans.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to those policies for the nine months ended September 30, 2021. The preparation of the condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2021. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
2.1*+	Asset Purchase Agreement by and among SINTX Technologies, Inc. and B4C, LLC, dated July 20, 2021.		Form 8-K (Exhibit 2.1)	07/26/21	001-33624

3.1	Amended and Restated Bylaws of SINTX Technologies, Inc. (effective September 30, 2021)		Form 8-K (Exhibit 3.1)	10/01/21	001-33624

10.1*+	Industrial Lease Agreement, dated August 19, 2021, by and between SINTX Technologies, Inc. and SLS Industrial Portfolio Owner SLCP, LLC, LLC.		Form 8-K (Exhibit 10.1)	08/25/21	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Portions of Exhibit 2.1 and 10.1 have been omitted as they contain information that (i) is not material and (ii) would be competitively harmful if publicly disclosed.

*	Schedules and exhibits to these Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: November 12, 2021	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

