Form 10-K
period 2021-12-31
Sintx Technologies, Inc.
filed 2022-03-25
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $47,383,678.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 23, 2022 was 24,713,574.

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

SUMMARY OF PRINCIPAL RISK FACTORS

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Related to Our Business and Strategy

●	A pandemic, epidemic or outbreak of an infectious disease may adversely affect our business.
●	We have incurred net losses since our inception and may never achieve or sustain profitability.
●	Our success depends on our ability to successfully commercialize advanced ceramic products for biomedical, industrial, and antipathogenic applications, which to date have experienced only limited market acceptance.
●	Our current biomedical products and our future biomedical products may not be accepted by hospitals and surgeons and may not become commercially successful.
●	We may not be able to compete effectively against the larger, well-established companies that dominate these markets or emerging and small innovative companies seeking to increase their share of the market.
●	We depend on CTL Medical’s ability to sell the spinal fusion products we manufacture. If CTL Medical is not able to sell such products, our business and operating results will be adversely affected.
●	If we are unable to manufacture our advanced ceramic products on a timely basis consistent with our quality standards, our results of operation will be adversely impacted.
●	We depend on a limited number of third-party suppliers for key raw materials, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.
●	We may not be able to successfully commercialize advanced ceramic product candidates.
●	We will depend on one or more strategic partners to develop and commercialize our biomedical and antipathogenic product candidates, and if our strategic partners are unable to execute effectively on our agreements with them, we may never become profitable.
●	Part of our strategy is to establish and develop OEM partnerships and arrangements, which subjects us to various risks.
●	If hospitals and other healthcare providers are unable to obtain coverage or adequate reimbursement for procedures performed with our products, it is unlikely our products will be widely used.
●	Prolonged negative economic conditions in domestic and international markets may adversely affect us and could harm our financial position.
●	We are dependent on our senior management team, engineering team, and external advisors, and the loss of any of them could harm our business.
●	If we experience significant disruptions in our information technology systems, our business, results of operations and financial condition could be adversely affected.
●	Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.

Risks Related to Our Capital Resources and Impairments

●	We will require additional financing and our failure to obtain additional funding would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital by issuing securities or through debt financings or licensing arrangements may dilute existing stockholders, restrict our operations or require us to relinquish proprietary rights.
●	In previous years we have indicated that there was substantial doubt as to our ability to continue as a going concern. Depending on the results of our future operations, we may again have substantial doubt as to our ability to continue as a going concern.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

●	We cannot be certain that we will be able to obtain regulatory clearance or approval and thereafter commercialize our biomedical or antipathogenic product candidates in a timely manner or at all.
●	The safety of our biomedical products is not yet supported by long-term clinical data, and they may prove to be less safe and effective than our laboratory data indicate.
●	We have little experience conducting clinical trials, they may proceed more slowly than anticipated, and we cannot be certain that our biomedical and antipathogenic product candidates will be shown to be safe and effective for human use.
●	Our current and future relationships with third-party payers and current and potential customers in the United States and elsewhere may be subject, directly or indirectly, to various laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm administrative burdens and diminished profits and future earnings.
●	U.S. federal income tax reform could adversely affect us.
●	Legislation may increase the difficulty and cost for us to obtain and monitor regulatory approval or clearance of our product candidates and affect the prices we may obtain for our products.

Risks Related to Our Intellectual Property and Litigation

●	If our patents, trade secrets and contractual provisions are inadequate to protect our intellectual property, we may not be able to successfully commercialize our products or operate our business profitably.
●	We have no patent protection covering the composition of matter for our solid silicon nitride or components of the related manufacturing process, and competitors may create formulations or processes substantially similar to ours.
●	We could become subject to intellectual property litigation that could consume significant amounts of our resources and adversely affect our business and results of operations.
●	We may be subject to damages resulting from claims that we have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition agreements with our competitors or non-solicitation agreements.
●	If our advanced ceramic products or our product candidates’ conflict with the rights of others, we may not be able to manufacture or market our products or product candidates.

Risks Related to Potential Litigation from Operating Our Business

●	We may become subject to potential product liability claims or claims relating to our improper handling, storage or disposal of biological or hazardous materials, which could be time consuming and costly.

Risks Related to Our Common Stock

●	The price of our common stock is volatile and is likely to continue to fluctuate.
●	Securities analysts may not continue to provide coverage of our common stock or may issue negative reports, which may have a negative impact on the market price of our common stock.
●	Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change in control, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.
●	We do not intend to pay cash dividends.
●	Our outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock and our outstanding common stock warrants are convertible and exercisable into shares of our common stock and when converted or exercised, the issuance of additional shares of common stock may result in downward pressure on the trading price of our common shares.

Risks Related to Public Companies

●	We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
●	We could be delisted from Nasdaq, which could seriously harm the liquidity of our stock and our ability to raise capital.
●	We incur substantial costs as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

PART I

ITEM 1.	BUSINESS

Overview – SINTX Technologies

SINTX Technologies is a 25-year-old advanced ceramics company formed in December 1996, focused on providing solutions in a variety of biomedical, industrial, and antipathogenic applications. The Company has grown from focusing primarily on the research, development and commercialization of medical devices manufactured with silicon nitride to becoming an advanced ceramics company engaged in diverse fields, including biomedical, industrial and antipathogenic applications. This diversification enables the Company to focus on its core competencies which are the manufacturing, research, and development of products comprised from advanced ceramic materials for external partners. The Company seeks to connect with new customers, partners and manufacturers to help them realize the goal of leveraging our expertise in advanced ceramics to create new, innovative products across these sectors.

SINTX Core Business

Biomedical Applications: Since its inception, SINTX has been focused on medical grade silicon nitride. SINTX biomedical products have been shown to be biocompatible, bioactive, antipathogenic, and to have superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the US, Europe, Brazil, and Taiwan. This established use, along with its inherent resistance to bacterial adhesion and bone affinity suggests that it may also be suitable in other fusion device applications such as hip implants foot wedges and dental implants. Bacterial infection of any biomaterial implants is always a concern. SINTX silicon nitride has been shown to be resistant to bacterial colonization and biofilm formation, making it antibacterial. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

We believe that silicon nitride has a superb combination of properties that make it suited for long-term human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers- all of which have well-known practical limitations and disadvantages. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial and viral infection, ease of diagnostic imaging, resistance to corrosion, and superior strength and fracture resistance, all of which claims are validated in our large and growing inventory of peer-reviewed, published literature reports. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

Industrial Applications: It is the belief of SINTX that its silicon nitride has the best combination of mechanical, thermal, and electrical properties of any technical ceramic material. It is a high-performance technical ceramic with high strength, toughness, and hardness, and is extremely resistant to thermal shock and impact. It is also an electrically insulating ceramic material. Typically, it is used in applications where high load-bearing capacity, thermal stability, and wear resistance are required. The Company has obtained AS9100D certification and ITAR registration to facilitate entry into the aerospace and protective armor market.

SINTX has recently entered the ceramic armor market through the purchase of assets from B4C, LLC and a technology partnership with Precision Ceramics USA. SINTX will develop and manufacture high-performance ceramics for personnel, aircraft, and vehicle armor including a 100% Boron Carbide material for ultimate lightweight performance in ballistic applications, and a composite material made of Boron Carbide and Silicon Carbide for exceptional multi-hit performance against ballistic threats. SINTX has signed a 10-year lease at a building near its headquarters in Salt Lake City, Utah to house development and manufacturing activities for SINTX Armor, and expects to be fully operational by the end of Q2 2022.

Antipathogenic Applications: There is a global need to improve protection against pathogens in everyday life. SINTX believes that by incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks, filters, and wound care devices, it is possible to manufacture surfaces that inactivate pathogens, thereby limiting the spread of infection and disease. The discovery in 2020 that SINTX silicon nitride inactivates S ARS-CoV-2, the virus which causes the disease COVID-19, has opened new markets and applications for our material and we have refocused many of our resources on these opportunities.

SINTX presently manufactures advanced ceramic powders and components in its manufacturing facilities based in Salt Lake City, Utah.

Our Products

Silicon Nitride

To control the quality, cost and availability of our silicon nitride products and product candidates, we operate our own silicon nitride manufacturing facility. Our 30,000 square foot corporate facility includes an 18,000 square foot FDA registered and ISO 13485:2016 certified medical device manufacturing space. It is equipped with state-of-the-art powder processing, spray drying, pressing and computerized machining equipment, sintering furnaces, and other testing equipment that enables us to control the entire manufacturing process for our silicon nitride products and product candidates. All operations with the exception of raw material production are performed in-house. We purchase raw materials, consisting of silicon nitride ceramic powder and dopant chemical compounds, from several vendors which are ISO registered and approved by us. These raw materials are characterized and tested in accordance with our specifications and then blended to formulate our silicon nitride. We believe that there are multiple vendors that can supply us these raw materials and we continually monitor the quality and pricing offered by our vendors to ensure high quality and cost-effective supply of these materials.

The chemical composition of our in-house formulation of silicon nitride and our processing and manufacturing experience allows us to produce silicon nitride in multiple distinct forms. This capability provides us with the ability to utilize our silicon nitride in a variety of ways depending on the intended application, which, together with our silicon nitride’s key characteristics, distinguishes us from other manufacturers of silicon nitride products.

We currently produce silicon nitride for use in our commercial products and product candidates in the following forms:

●	Solid Silicon Nitride. This form of silicon nitride is a fully dense, load-bearing solid which can be used for devices that require high strength, toughness, fracture resistance and low wear. Applications include medical devices – such as interbody spinal fusion implants – and non-medical such as cutting tools, welding rods, and aerospace components.

●	Porous Silicon Nitride. While this form of silicon nitride has a chemical composition that is identical to that of our monolithic solid silicon nitride, this formulation has a porous structure, which is engineered to mimic cancellous bone, the spongy bone tissue that typically makes up the interior of human bones. Our porous silicon nitride has interconnected pores ranging in size between about 90 and 600 microns, which is similar to that of cancellous bone. This form of silicon nitride can be used for the promotion of bone in-growth and attachment. We believe our porous silicon nitride can act as a substitute for the orthobiologics currently used to fill interbody devices in an effort to stimulate fusion, as a bone void filler, and as a porous scaffold for medical devices.

●	Silicon Nitride Powder. We can produce silicon nitride powder that is osteogenic and antipathogenic. This powder can then be utilized to produce composites or coatings.

●	Composite of Silicon Nitride and PEEK. We have demonstrated in the laboratory that it is possible to compound our silicon nitride powder and the polymer PEEK and that the ensuing composite material maintains the bioactive properties of silicon nitride. We have engaged academic and commercial partners to assist us in developing this technology and have received an NIH grant to assist in advancing this work. This composite material would allow the straightforward machinability of a complex device that would be more challenging to manufacture from silicon nitride alone.

●	Silicon Nitride Coating. With a similar chemical composition as our other forms of silicon nitride, this form of silicon nitride can be applied as an adherent coating to metallic substrates, including cobalt-chromium, titanium and steel alloys, polymers, and ceramics. We believe applying an extremely thin layer of silicon nitride as a coating may provide a highly wear-resistant articulation surface, such as on femoral heads, which may reduce problems associated with metal or polymer wear debris. We also believe that the silicon nitride coating can be applied to devices that require firm fixation and functional connections between the device or implant and the surrounding tissue, such as hip stems and screws. The use of silicon nitride coating may also create an antibacterial, antiviral, and antifungal barrier between the device and the adjacent bone or tissue. We are currently evaluating several different coating technologies.

We believe we are the only FDA-registered and ISO 13485:2016 certified silicon nitride medical device manufacturing facility in the world, and the only provider of structural ceramics-based medical devices used for spinal fusion applications. Silicon nitride is a chemical compound comprised of the element’s silicon and nitrogen, with the chemical formula Si3N4. Silicon nitride, an advanced ceramic, is lightweight, resistant to fracture and strong, and is used in many demanding mechanical, thermal and wear applications, such as in space shuttle bearings, jet engine components, and body armor.

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

Other Advanced Ceramic Products

In 2021, SINTX entered the ceramic armor market through the purchase of assets from B4C, LLC, Dayton, Ohio, and a technology partnership with Precision Ceramics USA. SINTX operates its armor business through its wholly owned subsidiary SINTX Armor, Inc. SINTX will develop and manufacture high-performance ceramics for personnel, aircraft, and vehicle armor including a 100% boron carbide material for ultimate lightweight performance in ballistic applications, and a composite material made of boron carbide and silicon carbide for exceptional multi-hit performance against ballistic threats. The demand for ceramic armor has been propelled in the defense industries and is increasingly being used in the manufacturing of vests, backpacks, and vehicle panels for military applications. Since its introduction during the Vietnam War, ceramic armor has developed into a modern solution for defeating ballistic threats. Armor solutions utilizing ceramics are commonly used to protect vehicles, personnel, aircraft, and marine vessels due to their light weight and high hardness.

Boron carbide has additional uses including wear components – such as nozzles – and as a neutron absorber in nuclear reactors. SINTX is pursuing opportunities in these market segments as well.

SINTX has signed a 10-year lease at a building near its headquarters in Salt Lake City, Utah to house development and manufacturing activities for SINTX Armor. The Company has relocated the B4C assets from Dayton into this facility and is making necessary upgrades to the facility infrastructure to operate the equipment.

Our Competitive Strengths

We believe we can use our silicon nitride technology platform to become a leading advanced ceramic company and have the following principal competitive strengths:

●	Sole Provider of Silicon Nitride Medical Devices. We believe we are the only company that designs, develops, manufactures and sells medical grade silicon nitride-based products. Due to its key characteristics, we believe our silicon nitride enables us to offer new and transformative products across multiple medical specialties. In addition, with the FDA clearance of our silicon nitride Valeo products, we are the only company to develop and manufacture a ceramic for use in FDA cleared spinal fusion medical devices in the United States.

●	In-House Manufacturing Capabilities. We operate an 18,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. This operation complies with the FDA’s quality system regulation, or QSR, and is certified under the International Organization for Standardization’s, or ISO, standard 13485:2016 for medical devices. This facility allows us to rapidly design and produce silicon nitride products while controlling the entire manufacturing process from raw material to finished components.

●	Extensive Network of Scientific Collaborators. We have developed strong, multi-year, collaborative relationships with surgeons who have used our products. These surgeons have supported us in collecting clinical data on silicon nitride and on reporting the successful patient outcomes they have observed. We also have long standing relations with university laboratories in Japan and the US and participate in a European consortium on silicon nitride. Our partner in Japan has been at the forefront of silicon nitride biomaterial research for several years and has published extensively on the subject.

●	Highly Experienced Management and Technical Advisory Team. Members of our management team have extensive experience in silicon nitride, ceramics, research and development, manufacturing and operations, product development, launching of new silicon nitride products into multiple industries. We also collaborate with a network of leading technical advisors in the design, development and use of our silicon nitride products and product candidates.

Our Strategy

Our goal is to become a leading advanced ceramics company. Key elements of our strategy to achieve this goal are the following:

●	Develop new products with anti-pathogenic properties, including inactivation of the SARS-CoV-2 virus, utilizing our silicon nitride technology. We have conducted multiple tests over the last nine years which have identified and verified the antipathogenic properties of our silicon nitride powders, fully dense components, and silicon nitride-containing composites. Our research has explored the fundamental mechanisms responsible for these antipathogenic properties with the objective of developing commercial products and revenue from them. We have several partnerships exploring opportunities in face masks, filters, wound care, and coatings.

●	Develop additional commercial opportunities outside of the medical device market. The Company has pursued the development of non-medical uses for its silicon nitride since selling the retail spine business in 2018. In 2019, the Company became ITAR-registered and obtained AS9100D certification of its quality management system. SINTX has hired experienced business development employees to identify new markets and applications for its materials and develop commercial relationships. The Company made the first shipments of non-medical products in its history in 2020. These were primarily prototype orders, and we expect some of these to transition into regular production orders. The launch of SINTX Armor will generate revenue from new products. The potential use of the Company’s silicon nitride in antipathogenic applications has also opened up the potential to enter many new markets.

●	Develop new silicon nitride manufacturing technologies. Our current manufacturing process has allowed us to successfully produce spinal implants for over 10 years. We have made advancements in our processes – including the purchase of new manufacturing equipment – which we have leveraged to develop new porous and textured implants. In 2021, SINTX purchased new equipment for its research and development team to develop new composite products of silicon nitride with rigid polymers and fabrics.

●	Apply our silicon nitride technology platform to new medical opportunities. We believe our biomaterial expertise, flexible manufacturing process, and strong intellectual property will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using silicon nitride and our technology platform to improve their characteristics. We are seeking partnerships to utilize our capabilities and manufacture products for medical OEM and private label partnerships. We see specific opportunities in markets such as foot and ankle, dental, maxillofacial, and arthroplasty.

Market Opportunity

Biomedical

We believe our silicon nitride biomaterial technology platform provides us with numerous competitive advantages in the biomaterials market. We manufacture interbody spinal fusion devices for CTL Amedica and have approximately 7 years remaining of a 10-year exclusive right to continue to manufacture them for CTL Amedica. We are developing products on our own behalf and for third party manufacturers – including CTL – for use as components in spine, total hip and knee joint replacements, as well as dental and maxillofacial applications. We believe we can also utilize our silicon nitride technology platform to develop future products in additional medical and non-medical markets.

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

We have fourteen issued U.S. patents, one foreign patent, fifteen pending U.S. non-provisional patent applications, three pending U.S. provisional patent applications, thirty-three pending foreign applications and ten pending PCT patent applications. Our first issued patent expired in 2016, with the last of these patents expiring in 2039. The core patent (US 6,881,229) expires in June 2022.

We have seven U.S. patents directed to articulating implants using our high-strength, high toughness doped silicon nitride solid ceramic. The issued patents, which include US 6,881,229; US 7,666,229; US 7,780,738; US 8,123,812; US 8,133,284; US 9,051,639; and US 9,517,136 begin to expire in June 2022.

We also have two U.S. patents related to our CSC technology that are directed to implants that have both a dense load-bearing, or cortical, component and a porous, or cancellous, component, together with a surface coating. These issued patents, US 8,133,284 and US 9,649,197 will expire in June 2022 and 2035, respectively.

In addition, U.S. Patent No. 10,806,831 directed to antibacterial implants and U.S. Patent No. 11,191,787 directed to antipathogenic devices were recently issued which will expire in 2037 and 2039, respectively.

With respect to PCT patent application serial no. PCT/US2018/014781 directed to antibacterial biomedical implants, we entered the national stage in Europe, Australia, Brazil, Canada, China, Japan, Hong Kong, and South Korea as well as two divisional patent applications filed in Australia and Japan to seek potential patent protection for our proprietary technologies in those countries.

With respect to PCT patent application serial no. PCT/US2019/026789 directed to methods for improving the wear performance of ceramic-polyethylene or ceramic-ceramic articulation couples utilized in orthopaedic joint prostheses, we entered the national stage in Australia, Brazil, Canada, Europe, Japan, Korea, and Mexico to seek proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2019/048072 directed to antipathogenic devices and methods, we entered the national stage in Europe, Japan, Mexico, Australia, Brazil, Canada, South Korea, China and India to seek proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2020/037170 directed to methods of surface functionalization of zirconia-toughened alumina with silicon nitride, we entered the national stage in Europe, Australia, Brazil, Canada, China, India, Japan, Mexico, and the United States in order to seek proprietary technologies in those countries.

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

Our remaining issued patents and pending applications are directed to additional aspects of our products and technologies including, among other things:

●	designs for intervertebral fusion devices;

●	designs for hip implants;

●	designs for knee implants;

●	implants with improved antibacterial characteristics;

●	implants with improved wear performance and surface functionalization

●	antipathogenic, antibacterial, antimicrobial, antifungal, and antiviral compositions, devices, and methods; and

●	Methods and systems for laser cladding, laser coting, and laser sintering of silicon nitride.

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

We believe our main competitors in the medical device market, which utilize a variety of competitive biomaterials, include: Medtronic, Inc.; DePuy Synthes Companies, a group of Johnson & Johnson companies; Stryker Corporation; and Zimmer Biomet, Inc. Presently, these companies buy ceramic components on an OEM basis from manufacturers such as CeramTec, Kyocera and CoorsTek, Inc., among others. We anticipate that these and other orthopedic companies and OEMs will seek to introduce new biomaterials and products that compete with ours.

Our main competitors in the industrial market segment include CoorsTek, Kyocera, and Saint Gobain.

Our main competitors in the antipathogenic market segment include BactiGuard and MicroBan.

Competition within our industries is primarily based on technology, innovation, product quality, and product awareness and acceptance by customers. Our principal competitors have substantially greater financial, technical and marketing resources, as well as significantly greater manufacturing capabilities than we do, and they may succeed in developing products that render our products and product candidates non-competitive. Our ability to compete successfully will depend upon our ability to develop innovative products with advanced performance features.

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

Employees

As of March 1, 2022, we had 36 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions. We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity.

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

We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic, and we may need to make changes to our business based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. Although the Company cannot reasonably estimate the length or severity of the impact that the pandemic will have on its financial results, the Company has experienced, and may continue to experience, a material adverse impact on its sales, results of operations, and cash flows in fiscal 2022.

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2021 and 2020 we incurred a net loss of $8.8 million and $7.0 million, respectively, and used cash in operations of $10.1 million and $9.1 million, respectively. We have an accumulated deficit of $249.9 million as of December 31, 2021. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching new products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to manufacture products for CTL Medical and other OEM customers and research and develop and seek regulatory approvals for our product candidates.

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

Our success depends on our ability to successfully commercialize advanced ceramic products for biomedical, industrial, and antipathogenic applications, which to date have experienced only limited market acceptance.

We believe we are the first and only company to use silicon nitride in medical applications. To date, however, we have had limited acceptance of our silicon nitride-based products and prior to the disposition of our spine implant business to CTL, our product revenue was derived substantially from our non-silicon nitride products. In order to succeed in our goal of becoming a leading advanced ceramics company, we must increase market awareness of our silicon nitride interbody spinal fusion products in conjunction with CTL, and develop and launch new biomedical, industrial, and antipathogenic products. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

Our current products and our future products may not be accepted by hospitals and surgeons and may not become commercially successful.

With the sale of our spine implant business to CTL we are now largely dependent on the efforts of CTL to sell the spinal fusion products that we manufacture and then sell to CTL. If CTL is not able to sell such products or is unable to increase demand for such products, then our revenues will substantially decline. Since obtaining regulatory clearance from the FDA for our first silicon nitride spinal fusion products in 2008, we have not been able to obtain significant market share of the interbody spinal fusion market, and CTL may not obtain such market share in the future. Even if we receive regulatory clearances or approvals for our other product candidates in development, these product candidates may not gain market acceptance among customers.

The orthopedic market is highly competitive, and we may not be able to compete effectively against the larger, well-established companies that dominate this market or emerging and small innovative companies that may seek to obtain or increase their share of the market.

The markets for orthopedic products are intensely competitive, and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry, and a relatively small number of companies dominate these markets. Medtronic, Inc.; DePuy Synthes Companies, a group of Johnson & Johnson companies; Stryker Corporation; Zimmer-Biomet, Inc.; Zimmer Holdings, Inc.; and Smith & Nephew plc, account for a significant number of orthopedic sales worldwide.

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

Sales of spinal fusion products manufactured from silicon nitride to CTL account for a significant percentage of our revenues from the sale of products. We have entered into a 10-year manufacturing and supply agreement with CTL to supply CTL with its requirements of silicon nitride manufactured spinal fusion products. CTL is not under any obligation to purchase any minimum quantities of products from us. If CTL is not successful in creating demand for such products and selling such products, then they are not required to purchase any products from us. Because of our significant customer concentration, our revenue could fluctuate significantly due to changes in economic conditions, the use of competitive products, or the loss of, reduction of business with, CTL. A reduction or delay in orders from CTL, or a delay or default in payment by any significant customer, could materially harm our business and results of operations.

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

In order to be successful, we must expand our available product lines by commercializing new product candidates, but we may not be able to do so in a timely fashion and at expected costs, or at all.

Although we are currently manufacturing silicon nitride interbody spinal fusion implants for CTL, in order to be successful, we will need to expand our product lines to include other advanced ceramic products for both medical and non-medical applications. Therefore, we are developing new manufacturing technologies and new product candidates including our new ceramic armor products. To succeed in our commercialization efforts, we must effectively continue product development and testing, find new strategic partners, obtain regulatory clearances and approvals, and enhance our sales and marketing capabilities. Because of these uncertainties, there is no assurance that we will succeed in bringing any of our current or future product candidates to market. If we fail in bringing our product candidates to market, or experience delays in doing so, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

We will depend on one or more strategic partners to develop and commercialize our biomedical and antipathogenic product candidates, and if our strategic partners are unable to execute effectively on our agreements with them, we may never become profitable.

We are seeking strategic partners to develop and commercialize our biomedical and antipathogenic product candidates. We will be reliant on our strategic partners to develop and commercialize these product candidates, although we have not yet entered into an agreement with any strategic partner to develop products and may be unable to do so on agreeable terms. In order to succeed in our joint commercialization efforts, we and any future partners must execute effectively on all elements of a combined business plan, including continuing to establish sales and marketing capabilities, manage certified, validated and effective commercial-scale manufacturing operations, conduct product development and testing, and obtain regulatory clearances and approvals for our product candidates. If we or any of our strategic partners fail in any of these endeavors, or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

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

There is no assurance that federal or state healthcare reform will not also adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

Prolonged negative economic conditions in domestic and international markets may adversely affect us, our suppliers, partners and consumers, and could harm our financial position.

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

In addition, we believe that various demographics and industry-specific trends will help drive growth in our target markets, but these demographics and trends are uncertain. Actual demand for our products could be significantly less than expected if our assumptions regarding these factors prove to be incorrect or do not materialize.

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

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2021 was $14.3 million. We require substantial future capital in order to continue to conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates. We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

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

It is possible that the FDA could raise questions about spinal fusion products or other medical device product candidates and could require us to perform additional studies on our products and product candidates. Even if the FDA permits us to use the 510(k) clearance process, we cannot assure you that the FDA will not require either supporting data from laboratory tests or studies that we have not conducted, or substantial supporting clinical data. If we are unable to use the 510(k) clearance process for any of our product candidates, are required to provide clinical data or laboratory data that we do not possess to support our 510(k) premarket notifications for any of these product candidates, or otherwise experience delays in obtaining or fail to obtain regulatory clearances, the commercialization of our product candidates in the United States will be delayed or prevented, which will adversely affect our ability to generate additional revenues. It also may result in the loss of potential competitive advantages that we might otherwise attain by bringing our products to market earlier than our competitors. Additionally, although the FDA allows modifications to be made to devices that have received 510(k) clearance with supporting documentation, the FDA may disagree with our decision to modify our cleared devices without submission of a new 510(k) premarket notification, subjecting us to potential product recall, field alerts and corrective actions. Any of these contingencies could adversely affect our business.

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

We may be required to conduct clinical trials to support regulatory approval of some of our product candidates. We have little experience conducting clinical trials, they may proceed more slowly than anticipated, and we cannot be certain that our product candidates will be shown to be safe and effective for human use.

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

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowance;

●	tax effects of equity-based compensation;

●	changes in tax laws, regulations or interpretations thereof; or

●	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.

We may also be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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

We have no patent protection covering the composition of matter for our solid silicon nitride or for all of the components of the process we use for manufacturing our silicon nitride, and competitors may create silicon nitride formulations substantially similar to ours.

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

Some of our employees were previously employed at other medical device or ceramic companies, including our competitors and potential competitors. Many of our former distributors and potential distributors sell, or in the past have sold, products of our competitors. We may be subject to claims that either we, or these employees or distributors, have inadvertently or otherwise used or disclosed the trade secrets or other proprietary information of our competitors. In addition, we have been and may in the future be subject to claims that we caused an employee or sales agent to break the terms of his or her non-competition agreement or non-solicitation agreement. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize products, which could have an adverse effect on our business, financial condition and results of operations.

If our advanced ceramic products or our product candidates conflict with the rights of others, we may not be able to manufacture or market our products or product candidates, which could have a material and adverse effect on us.

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

On January 3, 2022, we received a notice from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of the Company’s common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2). If the Company does not regain compliance with Rule 5550(a)(2) by July 5, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period, which may include, if necessary, implementing a reverse stock split. However, if it appears to Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will provide notice that its securities will be subject to delisting. There can be no assurance that the Company will be able to regain compliance with Nasdaq requirements or will otherwise be in compliance with other Nasdaq listing criteria.

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

Our 29,534 square foot corporate office and manufacturing facilities are located in Salt Lake City, Utah. We occupy these facilities pursuant to a lease that expires in December 2024. Pursuant to the terms of the lease agreement, we may extend the lease for two additional periods of five years each.

We also lease a 10,936 square foot facility located in Salt Lake City, Utah. This facility houses our Armor business. We occupy this facility pursuant to a lease that expires in October 2031.

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

Market Information

Our shares of common stock are currently quoted on The NASDAQ Capital Market under the symbol “SINT”.

The following table sets forth the high and low sale prices of our common stock, as reported by NASDAQ Capital Markets for the periods indicated:

	2021
	High	Low
First Quarter	$3.44	$1.51
Second Quarter	$2.06	$1.23
Third Quarter	$2.04	$1.22
Fourth Quarter	$1.36	$0.59

	2020
	High	Low
First Quarter	$3.24	$0.28
Second Quarter	$3.13	$0.34
Third Quarter	$3.30	$1.34
Fourth Quarter	$2.25	$1.55

Holders of Record

As of March 1, 2021, we had approximately 155 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

Overview

We are an advanced materials company that develops and commercializes advanced ceramics for biomedical, industrial, and antipathogenic applications. The core strength of SINTX Technologies is the manufacturing, research, and development of advanced ceramics for external partners.

Biomedical Applications: Since its inception, SINTX has been focused on medical grade silicon nitride. SINTX products are biocompatible, bioactive, antipathogenic, and have shown superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the US, Europe, Brazil, and Taiwan. This established use, along with its inherent resistance to bacterial adhesion and bone affinity – mean that it may also be suitable in other fusion device applications such as hip, knee and dental implants. Bacterial infection of any biomaterial implants is always a concern. SINTX silicon nitride is inherently resistant to bacterial colonization and biofilm formation, making it antibacterial. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements .

We believe that silicon nitride has a superb combination of properties that make it suited for long-term human implantation. Other biomaterials are based on bone grafts, metal alloys, and polymers- all of which have well-known practical limitations and disadvantages. In contrast, silicon nitride has a legacy of success in the most demanding and extreme industrial environments. As a human implant material, silicon nitride offers bone ingrowth, resistance to bacterial and viral infection, ease of diagnostic imaging, resistance to corrosion, and superior strength and fracture resistance, among other advantages, all of which claims are validated in our large and growing inventory of peer-reviewed, published literature reports. We believe that our versatile silicon nitride manufacturing expertise positions us favorably to introduce new and innovative devices in the medical and non-medical fields.

Industrial Applications: It is the belief of SINTX that its silicon nitride has the best combination of mechanical, thermal, and electrical properties of any technical ceramic material. It is a high-performance technical ceramic with high strength, toughness, and hardness, and is extremely resistant to thermal shock and impact. It is also an electrically insulating ceramic material. Typically, it is used in applications where high load-bearing capacity, thermal stability, and wear resistance are required. The Company has obtained AS9100D certification and ITAR registration to facilitate entry into the aerospace portion of this market.

SINTX has recently entered the ceramic armor market through the purchase of assets from B4C, LLC and a technology partnership with Precision Ceramics USA. SINTX intends to develop and manufacture high-performance ceramics for personnel, aircraft, and vehicle armor including a 100% Boron Carbide material for ultimate lightweight performance in ballistic applications, and a composite material made of Boron Carbide and Silicon Carbide for exceptional multi-hit performance against ballistic threats. SINTX has signed a 10-year lease at a building near its headquarters in Salt Lake City, UT to house development and manufacturing activities for SINTX Armor.

Antipathogenic Applications: Today, there is a global need to improve protection against pathogens in everyday life. SINTX believes that by incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks, filters, and wound care devices, it is possible to manufacture surfaces that inactivate pathogens, thereby limiting the spread of infection and disease. The discovery in 2020 that SINTX silicon nitride inactivatesSARS-CoV-2, the virus which causes the disease COVID-19, has opened new markets and applications for our material and we have refocused many of our resources on these opportunities.

SINTX presently manufactures advanced ceramic powders and components in our manufacturing facilities based in Salt Lake City, Utah.

Components of our Results of Operations

We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Product Revenue

We derive our product revenue primarily from the manufacture and sale of spinal fusion products used in the treatment of spine disorders to CTL, with whom we entered into a 10-year exclusive sales agreement in October 2018. We are currently pursuing other sales opportunities for silicon nitride products outside the spinal fusion application and have shipped new orders for these products. In 2021, we made progress in diversifying our revenue by selling a composite product of silicon nitride and PEEK as well as products for the industrial silicon nitride market, the ceramic armor market, and for the antipathogenic market. We generally recognize revenue from sales where control transfers at a point in time as the title and risk of loss passes to the customer, which is at the time the product is shipped. In general, our customer does not have rights of return or exchange.

We believe our product revenue will increase as we secure opportunities to manufacture third party products with silicon nitride, launch and generate revenue from our ceramic armor products, and as we continue to introduce new products into the market.

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

We expect to incur additional research and development costs as we continue to develop new medical devices, industrial and ceramic armor products, product candidates for antipathogenic applications, and other products which may increase our total research and development expenses.

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

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2021 and 2020 (dollars, in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Product revenue	$606	$594	$12	2%
Costs of revenue	449	475	(26)	-5%
Gross profit	157	119	38	32%
Operating expenses:
Research and development	5,886	4,808	1,078	22%
General and administrative	3,603	3,132	471	15%
Sales and marketing	1,288	683	605	89%
Total operating expenses	10,777	8,623	2,154	25%
Loss from operations	(10,620)	(8,504)	(2,116)	25%
Other income, net	1,845	1,475	370	25%
Net loss before income taxes	(8,775)	(7,029)	(1,746)	25%
Provision for income taxes	-	-	-	-%
Net loss	$(8,775)	$(7,029)	$(1,746)	25%

Product Revenue

Total product revenue was $0.6 million in 2021 as compared to $0.6 million in 2020, remaining largely unchanged.

Costs of Revenue and Gross Profit

There was no significant change in the Company’s cost of revenue year over year. Gross profit was approximately unchanged as compared to the same period in 2020.

Research and Development Expenses

Research and development expenses increased $1.1 million, or 22%, as compared to the same period in 2020. This increase was primarily attributable to an overall increase in R&D activity to support the Company’s strategic objective of developing new technologies and related products.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 15%, as compared to the same period in 2020. This increase is largely due to an increase in insurance costs and fees for external consulting when compared to the prior year.

Sales and Marketing Expenses

Sales and marketing expenses increased $0.6 million, or 89%, as compared to the same period in 2020. This increase was primarily attributable to an overall increase in marketing activities and personnel to generate interest in and exposure to the Company’s potential new product lines.

Other Income (Expense), Net

Other income increased $0.4 million, or 25%, as compared to the same period in 2020. This increase was primarily due to offering costs in the amount of $1.2 million in the prior year, the forgiveness of PPP loans of $0.9 million, and the gain on the sale of assets of $0.1 million, offset by a decrease in the change in the fair value of the derivative liabilities in the amount of $1.4, a $0.2 million reduction in interest income, and a $0.2 million reduction in accrued sterilization in the prior year.

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

For the years ended December 31, 2021 and 2020, the Company incurred a net loss of $8.8 million and $7.0 million, respectively, and used cash in operations of $10.1 million and $9.1 million, respectively. The Company had an accumulated deficit of $249.9 million and $241.1 million as of December 31, 2021 and 2020, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $15.0 million through Maxim, as agent. No shares have been sold under the 2021 Distribution Agreement as of December 31, 2021.

On October 1, 2018, the Company sold the retail spine implant business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. CTL Medical has paid this note in full, and the Company does not expect any future cashflows associated with the note.

Management has concluded that its existing capital resources will be sufficient to fund operations for at least the next 12 months, or through March 2023.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(10,132)	$(9,112)
Net cash provided by (used in) investing activities	(1,651)	1,751
Net cash provided by financing activities	705	30,925
Net cash provided (used)	$(11,078)	$23,564

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.1 million in 2021, compared to $9.1 million used in 2020, an increase of $1.0 million. The increase in the net loss for operations, and related non-cash add backs to the net loss, was $1.1 million from 2021 when compared to 2020. The increase in cash used for operating activities during 2021 was primarily due to the $1.1 million mentioned above plus changes in the movement of working capital items during 2021 as compared to the same period in 2020 as follows: a $0.3 million increase in cash used for inventory, a $0.1 million increase in cash payments in account and other receivables, a $0.1 increase in cash used in prepaids, offset by a $0.6 million decrease in cash used in accounts payable and accrued liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $1.7 million during 2021, compared to $1.8 million provided by investing activities during the same period in 2020, a decrease of $3.5 million. The decrease in cash provided in investing activities during 2021 was primarily due to a decrease in cash of $3.4 million for the purchase of property and equipment, and $0.2 million from the proceeds from notes receivable, offset by the increase of $0.1 million for the proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.7 million during 2021, compared to $30.9 million provided by financing activities during the same period in 2020, a decrease of $30.2 million. This decrease was primarily attributable to proceeds in the prior year from warrant derivative liabilities of $6.3 million, proceeds from issuance of common stock in the amount of $20.0 million, proceeds from issuance of preferred stock in the amount of $3.1 million and a decrease in the proceeds from warrants exercised for cash of $0.9 million, all offset by a $0.1 million increase from the issuance of debt.

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

2021 PPP Loan

On March 15, 2021, the Company received funding under the SBA Second Draw Program under the Paycheck Protection Program (“2021 PPP”) (the “2021 PPP Loan”) from the Lender. The principal amount of the 2021 PPP Loan is $0.5 million. The Company received notice on November 24, 2021, that the principal amount and accrued interest had been forgiven. The Company removed the 2021 PPP Loan obligation and recorded other income for forgiveness of debt totaling $0.5 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Related-Party Transactions

For a description of our related-party transactions, see Item 13 “Certain Relationships and Related Party Transactions, Director Independence” contained in Part III of this 2021 Annual Report on Form 10-K.

Seasonality and Backlog

Our business is generally not seasonal in nature. We derive our product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders, to CTL Medical, with whom we have an exclusive sales agreement in place with a remaining term of 7-years. CTL Medical’s sales generally consist of products that are in stock with them or maintained at hospitals or with their sales distributors. Accordingly, we do not have a backlog of sales orders.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those policies for the year ended December 31, 2021. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our consolidated financial statements.

New Accounting Pronouncement, Not Yet Adopted

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements upon adoption.

Revenue Recognition

The Company derives its product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders to CTL Medical, with whom the Company has a 10-year exclusive sales agreement in place,7 years of which remain. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application. The sale of the Company’s products has a single performance obligation and revenue is recognized at the time the product is shipped to the customer. In general, the Company’s customers do not have any rights of return or exchange.

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

Long Lived Intangible Assets

The Company evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2021. As explained above, the Company sold most intangible assets that had a carrying value, retaining the carrying value of only one trademark asset.

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

As of December 31, 2021, $2.7 million of property and equipment is related to the purchase of equipment for SINTX Armor. As explained in Note 1, on July 20, 2021, the Company acquired the equipment and obtained certain intellectual know how with which it intends to develop, manufacture and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. As of December 31, 2021, the assets have not yet been placed in service, nor has the Company recognized any depreciation expense associated with these assets.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2021 and 2020, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2021. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K.

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

Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting that occurred during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, and positions with SINTX for each of our directors.

Name	Age	Positions
B. Sonny Bal, M.D.	59	Chairman of the Board of Directors, President and Chief Executive Officer
David W. Truetzel	65	Director
Jeffrey S. White	68	Director
Eric A. Stookey	51	Director
Mark Froimson, M.D.	61	Director

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

The following is a brief summary of the background of each of our directors:

Class III Directors— continuing directors with a term expiring at the 2023 annual meeting of stockholder.

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

Class II Directors - up for election at the 2022 Annual Meeting of Stockholders with a term expiring at the 2025 annual meeting of stockholders if re-elected.

David W. Truetzel has served on our Board of Directors since our acquisition of US Spine, Inc. in September 2010. Mr. Truetzel has been the general partner of Augury Capital Partners, a private equity fund that invests in life sciences and information technology companies, which he co-founded in 2006. Mr. Truetzel is a director of Enterprise Bank, Inc., Bonfyre, LLC, a provider of enterprise technology management solutions, Paranet, LLC, an IT services provider and ScholarPath, Inc. an educational software platform. Mr. Truetzel holds a B.S. in Business Administration from Saint Louis University and an M.B.A. from The Wharton School. We believe that Mr. Truetzel’s financial and managerial expertise qualify him to serve on our Board of Directors.

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

Class I Director - continuing director with a term expiring at the 2024 annual meeting of stockholders.

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

We believe Dr. Froimson’s qualifications to sit on our Board include his clinical expertise and executive experience in the medical field.

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
B. Sonny Bal, M.D.	59	Chairman of the Board of Directors, President and Chief Executive Officer, Principal Financial Officer
David O’Brien	57	Chief Operating Officer

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

The Board and Committees

Our Board of Directors has five members. The Chairman of the Board and our Chief Executive Officer, B. Sonny Bal, MD, PhD, is a member of the Board and is a full-time employee of SINTX. David W. Truetzel, Eric A. Stookey, Jeffrey S. White, and Mark Froimson are non-employee directors, and the Board has determined that these persons (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board met four (4) times during the year ended December 31, 2021. All directors attended more than seventy-five percent (75%) of the meetings of the Board and committee meetings of which such director was a member held during 2021.

In accordance with our restated Certificate of Incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following such election. Our directors are divided among the three classes as follows:

●	The Class I director is Mark Froimson and his term will expire at the annual meeting of stockholders to be held in 2024.

●	The Class II directors are David W. Truetzel and Eric A. Stookey, and their terms are expiring at the 2022 annual meeting of stockholders.

●	The Class III directors are B. Sonny Bal, M.D. and Jeffrey S. White, and their terms will expire at the annual meeting of stockholders to be held in 2023

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is currently comprised of the following members: Eric A. Stookey (Chairman), David W. Truetzel and Jeffrey S White. Among other items, the Corporate Governance and Nominating Committee is tasked by the Board to: (1) identify individuals qualified to serve as members of the Board and, recommend individuals to be nominated by the Board for election by the stockholders or to be appointed by the Board to fill vacancies consistent with the criteria approved by the Board; (2) develop and periodically evaluate and recommend changes to SINTX’s Corporate Governance Guidelines and Code of Ethics, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stakeholders; and (3) oversee an annual evaluation of the performance of the Board. The Board has determined that each of the members of the Corporate Governance and Nominating Committee is “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Corporate Governance and Nominating Committee did not meet as a separate committee in 2021, but rather, because the committee is comprised of all three independent directors, governance matters were addressed as necessary in meetings of the Board. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Corporate Governance and Nominating Committee.

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

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the Nasdaq Listing Rules. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of the following members: David W. Truetzel (Chairman), Eric A. Stookey and Jeffrey S White. The Audit Committee provides oversight for financial reporting matters, internal controls, and compliance with the Company’s financial policies, and meets with its auditors when appropriate. The Audit Committee did not meet as a separate committee in 2021, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Board has determined that David W. Truetzel is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee.

Compensation Committee

The Compensation Committee of the Board is comprised of the following members: Jeffrey S. White, (Chairman), David W. Truetzel and Eric A. Stookey. The Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee recommends to the Board for determination compensation of our executive officers, including the chief executive officer, and addresses salary and benefit matters for other key personnel and employees of the Company. The Compensation Committee did not meet as a separate committee in 2021, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee.

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

Summary Compensation Table

The following table sets forth information about certain compensation awarded or paid to our named executive officers for the 2021 and 2020 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Stock Awards	Option Awards	All Other Comp (1)	Total Compensation
B. Sonny Bal	2021	$400,000	$40,989	$-	$-	$38,291	$3,807	$483,087
Chief Executive Officer	2020	415,385	59,750	-	-	4,398	7,909	487,442

Bryan McEntire (2)	2021	252,388	21,523	-	-	28,053	10,096	312,060
Chief Scientific Officer	2020	253,942	29,553	-	-	4,398	9,780	297,673

David O’Brien	2021	300,000	25,279	-	7,888	28,053	8,999	370,219
Chief Operating Officer	2020	298,413	28,560	-	4,579	4,398	10,257	346,207

(1)	Amount reflects matching of 401(k) contributions paid by us, unless otherwise noted.
(2)	Dr. McEntire retired on December 31, 2021 and is no longer an employee of the Company.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding equity awards held by our named executive officers as of December 31, 2021:

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Restricted Stock Units that have not vested	Market value of shares or units of stock that have not vested ($)
Name	Exercisable	Unexercisable	Price	Date
Sonny Bal	1	-	$139,158	3/15/2022	-	$-
	16	-	5,221	1/7/2025	-	-
	9	-	2,321	9/16/2025	-	-
	28	-	367	9/14/2026	-	-
	26,000	24,000	0.47	4/21/2030	-	-
	-	75,000	1.93	3/2/2031	-	-

Bryan McEntire	19	-	5,130	8/13/2024	-	-
	13	-	5,221	1/7/2025	-	-
	9	-	608	1/4/2026	-	-
	26,000	24,000	0.47	4/21/2030	-	-
	-	50,000	1.93	3/2/2031	-	-

David O’Brien	9	-	5,129	7/17/2024	-	-
	6	-	5,222	1/7/2025	-	-
	9	-	608	1/4/2026	-	-
	26,000	24,000	0.47	4/21/2030	24,000	15,360
	-	50,000	1.93	3/2/2031	-	-

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

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2021 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
David W. Truetzel	$120,500	$-	$30,520	$151,020
Jeffrey S. White	40,500	-	30,520	71,020
Eric A. Stookey	40,000	-	30,520	70,520
Mark Froimson	40,500	-	29,762	70,262

The following compensation schedule sets forth compensation for non-employee directors (paid on a quarterly basis) as approved by the Board:

●	Annual Retainer of $40,000 paid in 12 equal monthly installments of $3,333 each;

●	$1,000 for each board and committee meeting attended in person;

●	$500 for each board and committee meeting attended via telephone or other remote medium; and

●	Reimbursement of reasonable expenses as supported by documentation and receipts.

A new Board appointee receives an award of 40,000 stock options upon appointment. Further, each non-employee member of the Board is awarded an option grant for 15,000 stock options on an annual basis.

The chair of the Audit Committee is paid an annual retainer of $120,000 payable in monthly increments of $10,000 each.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021 relating to all of our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	883,893	(1)	$3.91	(2)	1,019,003
Equity compensation plans not approved by Stockholders	-		-		-
Total	883,893	(1)	$3.91	(2)	1,019,003

(1)	Includes options outstanding under our 2012 Equity Incentive Plan.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

2020 Equity Incentive Plan

The 2020 Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and performance share awards to employees, officers, consultants, advisors, non-employee directors and independent contractors designated by either the board of directors of the Company or if so authorized by the board of directors, the Compensation Committee (the “Committee”) of the Board of Directors. Under the 2020 Plan, the maximum number of shares of common stock which may be issued, subject to adjustment as described below, is 1,902,520 shares of common stock, which includes 2,520 shares that have been rolled over from our 2012 Plan. In addition, 377 shares that were subject to outstanding awards under our 2012 Plan were forfeited or reacquired by the Company due to termination or cancellation of the awards and are now part of the total number of shares of common stock permitted to be granted under the 2020 Plan. For stock options and SARs, the aggregate number of shares with respect to which such awards are exercisable, rather than the number of shares actually issued upon exercise, will be counted against the number of shares available for awards under the 2020 Plan. If awards under the 2020 Plan expire or otherwise terminate without being exercised, the shares not acquired pursuant to such awards again become available for issuance under the 2020 Plan in accordance with its terms. However, under the following circumstances, shares will not again be available for issuance under the 2020 Plan: (i) shares unissued due to a “net exercise” of a stock option, (ii) any shares withheld, or shares tendered to satisfy tax withholding obligations with respect to a stock option or SAR, (iii) shares covered by a SAR that is not settled in shares upon exercise and (iv) shares repurchased using stock option exercise proceeds.

Administration

The 2020 Plan is to be administered by the Committee, or in the board of director’s sole discretion, by the board of directors.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2022 by:

●	each of our current directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group;

●	each stockholder known by us to own beneficially more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2022, pursuant to the exercise or vesting of options or warrants or conversion of convertible promissory notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of shares beneficially owned is based on 24,713,574 shares issued and outstanding on March 1, 2022.

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

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Five Percent Stockholders:
none
Directors and Named Executive Officers:
B. Sonny Bal, M.D. (1)	57,149	*
David W. Truetzel (2)	75,119	*
Jeffrey S. White (3)	75,015	*
Eric A. Stookey (4)	75,013	*
Bryan McEntire (5)	47,554	*
David O’Brien (6)	85,003	*
Mark Froimson, M.D. (7)	70,000	*
All executive officers and directors as a group (7 persons)	484,853	2%

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.

(1)	Represents 12 shares of Common Stock and options and warrants to purchase 57,137 shares of Common Stock that are currently exercisable within 60 days of March 1, 2022.

(2)	Represents 71 shares of Common Stock and options to purchase 75,048 shares of Common Stock that are currently exercisable within 60 days of March 1, 2022.

(3)	Represents 2 shares of Common Stock and options to purchase 75,013 shares of Common Stock that are currently exercisable within 60 days of March 1, 2022.

(4)	Represents options to purchase 75,013 shares of Common Stock that are currently exercisable within 60 days of March 1, 2022.

(5)	Represents 13 shares of Common Stock and options to purchase 47,541 shares of Common Stock that are currently exercisable within 60 days of March 1, 2022.

(6)	Represents 34,477 shares of Common Stock, restricted stock units exercisable into 3,000 shares of Common Stock within 60 days of March 1, 2021, and options to purchase 47,526 shares of Common Stock that are currently exercisable within 60 days of March 1, 2022

(7)	Represents options to purchase 70,000 shares of Common Stock that are currently exercisable within 60 days of March 1, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have not entered into any transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock, on an as converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Executive and Director Compensation.”

Indemnification Agreements: We have entered into indemnification agreements with each of our executive officers and directors that require us to indemnify such persons against any and all expenses, including judgments, fines or penalties, attorney’s fees, witness fees or other professional fees and related disbursements and other out-of-pocket costs incurred, in connection with any action, suit, arbitration, alternative dispute resolution mechanism, investigation, inquiry or administrative hearing, whether threatened, pending or completed, to which any such person may be made a party by reason of the fact that such person is or was a director, officer, employee or agent of our company, provided that such director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in, or not opposed to, our best interests. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification thereunder. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.

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

The aggregate fees and expenses incurred from our principal accounting firm, Tanner LLC, for fiscal years ended December 31, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31 , 2021	Year Ended December 31, 2020
Audit fees	$127,064	$163,434
Audit related fees	38,359	148,718
Total Fees	$165,423	$312,152

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Asset Purchase Agreement by and among Amedica Corporation, CTL Corporation and US Spine Inc. dated as of September 5, 2018		Form 8-K (Exhibit 2.1)	10/5/18	001-33624

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	11/16/17	001-33624

3.1.3	Certificate of Designation of Series B Preferred Stock		Form 8-K (Exhibit 3.1)	5/15/18	001-33624

3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	11/02/18	001-33624

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	7/26/19	001-33624

3.1.6	Certificate of Designation of Series C Preferred Stock		Form 8-K (Exhibit 3.1)	2/07/20	001-33624

3.2	Amended and Restated Bylaws of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	10/01/21	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

4.2	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and GE Capital Equity Investments, Inc., dated as of December 17, 2012		Form S-1 (Exhibit 4.10)	11/8/13	333-192232

4.3	Warrant to Purchase Shares of Series F Convertible Preferred Stock by and between the Registrant and Zions First National Bank, dated as of December 17, 2012		Form S-1 (Exhibit 4.11)	11/8/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.4	North Stadium Investments, LLC Warrant to Purchase Common Stock		Form 8-K (Exhibit 4.2)	8/3/17	001-33624

4.5	Common Stock Purchase Warrant		Form 8-K (Exhibit 4.1)	5/15/18	001-33624

4.6	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC		Form S-1 (Exhibit 4.28)	4/26/18	333-223032

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.7	Form of Common Stock Warrant		Form S-1/A	1/15/20	333-234438

4.8	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC, dated February 6, 2020		Form 8-K (Exhibit 10.1)	2/07/20	001-33624

4.9	Warrant Issued to Maxim Group LLC on February 6, 2020		Form 8-K (Exhibit 4.1)	2/07/20	001-33624

4.10	Warrant Issued to Ascendiant Capital Markets, LLC on February 6, 2020		Form 8-K (Exhibit 4.2)	2/07/20	001-33624

4.11	Description of Registrant’s Securities	X

10.1	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009		Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.2	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012		Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.3	Form of Change of Control Agreement*		Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.4	Form of Indemnification Agreement by and between the Registrant and its officers and directors		Amendment No. 2 Form S-1 (Exhibit 10.14)	12/20/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.5	Exchange Agreement dated April 4, 2016, by and among SINTX Corporation and Riverside Merchant Partners, LLC		Form 8-K (Exhibit 10.2)	4/05/16	001-33624

10.6	Security Agreement, dated July 28, 2017		Form 8-K (Exhibit 10.1)	8/3/17	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.7	Form of Warrant Amendment Agreement		Form S-1 (Exhibit 10.26)	4/26/18	333-223032

10.8	Amendment to Centrepointe Business Park Lease Agreement, dated June 7, 2019, between SINTX Technologies, Inc. and Centrepointe Properties, LLC.		Form 8-K (Exhibit 10.1)	6/10/19	001-33624

10.9	Promissory Note issued by CTL Corporation in favor of Amedica Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.1)	10/5/18	001-33624

10.10	Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.2)	10/5/18	001-33624

10.11	Guaranty between Amedica Corporation and Daniel Chon dated as of October 1, 2018.		Form 8-K (Exhibit 10.3)	10/5/18	001-33624

10.12	ROFN Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		From 8-K (Exhibit 10.4)	10/5/18	001-33624

10.13	Promissory Note, dated April 28, 2020 between SINTX Technologies, Inc. and First State Community Bank.		Form 8-K (Exhibit 10.1)	4/30/20	001-33624

10.14	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	6/29/20	001-33624

10.15	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	6/29/20	001-33624

10.16	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	7/20/20	001-33624

10.17	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	7/20/20	001-33624

10.18	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	8/6/20	001-33624

10.19	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	8/6/20	001-33624

10.20	Form of Indenture		Form S-3 (Exhibit 4.18)	10/2/20	333-249267

10.21	Equity Distribution Agreement, dated as of February 25, 2021, by and between SINTX Technologies, Inc. and Maxim Group LLC		Form 8-K (Exhibit 10.1)	2/26/20	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm, Tanner LLC	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101 SCH	XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

*	Management contract of compensatory plan or arrangement

(A)	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: March 25, 2022	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2022	/s/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: March 25, 2022	/s/ David W. Truetzel
David W. Truetzel, Director

Date: March 25, 2022	/s/ Jeffrey S. White
Jeffrey S. White, Director

Date: March 25, 2022	/s/ Eric A. Stookey
Eric A. Stookey, Director

Date: March 25, 2022	/s/ Mark Froimson
Mark Froimson, M.D., Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

SINTX Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SINTX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We obtained an understanding, and evaluated the design and implementation of controls over the Company’s process for calculating the fair values of the warrants classified as derivative liabilities, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the warrants classified as derivative liabilities, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above as well as the underlying data used by the Company in its analysis, and evaluating management’s specialist.

/s/ TANNER LLC

(PCAOB ID 270)
We have served as the Company’s auditors since 2017
Lehi, Utah
March 25, 2022

SINTX Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$14,273	$25,351
Account and other receivables, net of allowance	102	41
Prepaid expenses and other current assets	350	243
Inventories	303	99
Note receivable, current portion	-	1,856
Total current assets	15,028	27,590

Inventories	294	388
Property and equipment, net	4,025	471
Intangible assets, net	31	36
Operating lease right of use asset	2,385	1,926
Other long-term assets	77	36
Total assets	$21,840	$30,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$217	$194
Accrued liabilities	1,150	909
Current portion of long-term debt	-	109
Derivative liabilities	347	1,238
Current portion of operating lease liability	500	403
Other current liabilities	-	26
Total current liabilities	2,214	2,879

Operating lease liability, net of current portion	1,898	1,477
Long term debt, net of current portion	-	287
Total liabilities	4,112	4,643

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of both December 31, 2021 and 2020.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 51 shares issued and outstanding as of both December 31, 2021 and 2020.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 24,710,574 and 24,552,409 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	247	245
Additional paid-in capital	267,364	266,666
Accumulated deficit	(249,883)	(241,107)
Total stockholders’ equity	17,728	25,804
Total liabilities and stockholders’ equity	$21,840	$30,447

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Product revenue	$606	$594
Costs of revenue	449	475
Gross profit	157	119
Operating expenses:
Research and development	5,886	4,808
General and administrative	3,603	3,132
Sales and marketing	1,288	683
Total operating expenses	10,777	8,623
Loss from operations	(10,620)	(8,504)
Other income (expenses):
Interest expense	-	(2)
Interest income	101	330
Offering costs	-	(1,246)
Forgiveness of PPP Loan	905	-
Change in fair value of derivative liabilities	696	2,111
Other income	143	282
Total other income, net	1,845	1,475
Net loss before income taxes	(8,775)	(7,029)
Provision for income taxes	-	-
Net loss	(8,775)	(7,029)
Deemed dividend related to beneficial conversion feature and accretion of discount on convertible preferred stock	-	(9,565)
Net loss attributable to common stockholders	$(8,775)	$(16,594)

Net loss per share – basic and diluted
Basic – net loss	$(0.36)	$(0.43)
Basic – deemed dividend and accretion of a discount on conversion of preferred stock	-	(0.58)
Basic – attributable to common stockholders	$(0.36)	$(1.01)

Diluted – net loss	$(0.38)	$(0.53)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	-	(0.55)
Diluted – attributable to common stockholders	$(0.38)	$(1.08)
Weighted average common shares outstanding:
Basic	24,691,902	16,406,556
Diluted	25,070,091	17,446,148

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	249	-	-	-	2,434,009	24	239,256	(234,078)	5,202
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	3,199	-	3,199
Common stock issued for cash, net of fees	-	-	-	-	11,369,381	114	19,882	-	19,996
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	3,504,535	35	(35)	-	-
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	740,968	7	1,104	-	1,111
Preferred stock issued for cash	-	-	9,440	-	-	-	3,112	-	3,112
Common stock issued on conversion of preferred stock	(223)	-	(9,389)	-	6,503,516	65	(65)	-	-
Issuance of agent warrants	-	-	-	-	-	-	168	-	168
Beneficial conversion feature on issuance of convertible preferred stock	-	-	-	-	-	-	3,111	-	3,111
Deemed dividend related to the issuance of preferred stock	-	-	-	-	-	-	(3,111)	-	(3,111)
Accretion of convertible preferred stock discount	-	-	-	-	-	-	6,454	-	6,454
Deemed dividend related to the conversion of preferred stock	-	-	-	-	-	-	(6,454)	-	(6,454)
Stock-based compensation	-	-	-	-	-	-	45	-	45
Net loss	-	-	-	-	-	-	-	(7,029)	(7,029)
Balance as of December 31, 2020	26	$-	51	$-	24,552,409	$245	$266,666	$(241,107)	$25,804
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	195	-	195
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	1,890	-	-	-	-
Issuance of common stock from the exercise of warrants for cash	-	-	-	-	130,275	2	194	-	196
Stock-based compensation	-	-	-	-	26,000	-	309	-	309
Net loss	-	-	-	-	-	-	-	(8,775)	(8,775)
Balance as of December 31, 2021	26	$-	51	$-	24,710,574	$247	$267,364	$(249,883)	$17,728

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flow from operating activities
Net loss	$(8,775)	$(7,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	185	78
Amortization of right of use asset	460	415
Amortization of intangible assets	5	5
Non-cash interest income	(88)	(299)
Stock based compensation	309	45
Change in fair value of derivative liabilities	(696)	(2,111)
Offering costs	-	325
Gain on disposal of equipment	(144)	-
Non-cash other income – forgiveness of loans	(905)	-
Changes in operating assets and liabilities:
Account and other receivables	(61)	94
Prepaid expenses and other assets	(149)	(91)
Inventories	(110)	153
Accounts payable and accrued liabilities	264	(350)
Other Liabilities	(26)	-
Payments on operating lease liability	(401)	(347)
Net cash used in operating activities	(10,132)	(9,112)
Cash flows from investing activities
Purchase of property and equipment	(3,739)	(360)
Proceeds from note receivable, net of imputed interest	1,944	2,111
Proceeds from the sale of property and equipment	144	-
Net cash provided by (used in) investing activities	(1,651)	1,751
Cash flows from financing activities
Proceeds from issuance of warrant derivative liabilities	-	6,328
Proceeds from issuance of common stock, net of fees	-	19,995
Proceeds from issuance of preferred stock, net of fees	-	3,112
Proceeds from issuance of common stock in connection with exercise of warrants	196	1,111
Principal payment on debt	-	(27)
Proceeds from issuance of debt	509	406
Net cash provided by financing activities	705	30,925
Net increase (decrease) in cash and cash equivalents	(11,078)	23,564
Cash and cash equivalents at beginning of year	25,351	1,787
Cash and cash equivalents at end of year	$14,273	$25,351

	Years Ended December 31,
	2021	2020
Noncash investing and financing activities
Right-of-Use Assets and assumption of operating lease liability	$918	$-
Extinguishment of derivative liabilities through exercise of warrants	195	$3,199
Change in par value due to conversion of preferred stock to common stock	-	65
Issuance of Common Stock for the Cashless Exercise of Warrants	-	35
Supplemental cash flow information
Cash paid for interest	$-	$2

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiary, SINTX Armor, Inc. (“SINTX Armor”), which are collectively referred to as “we” or “the Company”. SINTX was incorporated in the state of Delaware on December 10, 1996 (and was previously known as Amedica Corporation). The Company is an OEM advanced ceramics materials company focused on providing solutions in a variety of medical, industrial, armor and antipathogenic applications. SINTX is a 25-year-old company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields, which has enabled the business to focus on core competencies. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures silicon nitride powders and components in its FDA registered, ISO 13485:2016 certified, and ASD9100D certified manufacturing facility. The Company’s products are primarily sold in the United States.

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

The Company’s initial focus was the development and commercialization of products made from silicon nitride for use in spinal fusion and hip and knee replacement applications. SINTX believes it is the first and only manufacturer to use silicon nitride in medical applications primarily focused on spine fusion therapies. Since then, we have developed other applications for our silicon nitride technology as well as utilizing our expertise in the use of ceramic materials in other applications as well. In July 2021, the Company acquired the equipment and obtained certain proprietary know-how rights with which it intends to develop, manufacture and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses (see Note 3). The protective armor plate operations will be housed in SINTX Armor.

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

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company. In May 2020, the Company dissolved a wholly owned subsidiary ST Sub, Inc. At the time of dissolution, the subsidiary had no assets, liabilities, equity, or operations.

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

For the years ended December 31, 2021 and 2020, the Company incurred a net loss of $8.8 million and $7.0 million , respectively, and used cash in operations of $10.1 million and $9.1 million , respectively. The Company had an accumulated deficit of $249.9 million and $241.1 million as of December 31, 2021 and 2020, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. On February 6, 2020, the Company closed on a rights offering to its stockholders of units, consisting of convertible preferred stock and warrants, for gross proceeds of $9.4 million, which excludes underwriting discounts and commissions and offering expenses paid by the Company of approximately $1.2 million. Additionally, during the period of June 2020 through August 2020, the Company closed four registered direct offerings of shares of its common stock, priced at-the-market under Nasdaq rules, resulting in the issuance of a total of 11,015,000 shares of its common stock for gross proceeds of approximately $20.9 million, before considering issuance costs of approximately $1.6 million (see Note 8).

During the year ended December 31, 2019, the Company entered into an at-the-market (2019 ATM) equity distribution agreement with Maxim Group LLC (“Maxim”) under which the Company could sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. During the year ended December 31, 2020, the Company sold 354,381 shares of common stock under the 2019 ATM, raising approximately $0.8 million before deducting fees to the placement agent and other offering expenses of approximately $0.034 million. As of December 31, 2021, no funding capacity is available under the 2019 ATM. (see Note 8).

On February 25, 2021, the Company entered into an at-the-market Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim, pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15.0 million through Maxim, as agent. As of December 31, 2021, there have been no sales of shares of common stock under the 2021 Distribution Agreement.

Management has concluded existing capital resources will be sufficient to fund operations for at least the next 12 months, or through March 2023.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of December 31, 2021, the most significant estimate relates to derivative liabilities and stock based compensation.

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

As of December 31, 2021, three customer’s receivable balances accounted for 97% of the Company’s total accounts receivable . One customer accounted for 88% and 95% of the Company’s total revenues for the years ended December 31, 2021 and 2020 respectively.

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

Revenue Recognition

During the years ended December 31, 2021 and 2020 the Company derived its product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders to CTL Medical, with whom the Company signed a 10-year exclusive sales agreement in October 2018. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost for manufactured inventory determined under the standard costs, which approximate actual costs, determined on the first-in first-out (“FIFO”) method. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. The Company reviews the carrying value of inventory on a periodic basis for excess or obsolete items, and records any write-down as a cost of revenue, as necessary. Inventory that is not expected to be utilized within 12 months of December 31, 2021, and 2020, respectively is recorded as long term.

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

Long Lived Intangible Assets

The Company evaluates the carrying value of intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2021.

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

We expect to incur additional research and development costs as we continue to develop new biomedical and antipathogenic products.

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were not significant for each of the years ended December 31, 2021 and 2020.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2021 and 2020, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Net Loss Per Share – Basic and Diluted

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock, options and warrants for the purchase of common stock The Company had potentially dilutive securities, totaling approximately 1.8 million and 1.5 million shares of common stock as of December 31, 2021 and 2020, respectively.

Below are basic and diluted loss per share data for the year ended December 31, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(8,775)	$(696)	$(9,471)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(8,775)	$(696)	$(9,471)

Denominator:
Number of shares used in per common share calculations:	24,691,902	378,189	25,070,091

Net loss per common share:
Net loss	$(0.36)	$(0.02)	$(0.38)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.36)	$(0.02)	$(0.38)

Below are basic and diluted loss per share data for the year ended December 31, 2020, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(7,029)	$(2,293)	$(9,323)
Deemed dividend and accretion of a discount	(9,565)	-	(9,565)
Net loss attributable to common stockholders	$(16,594)	$(2,293)	$(18,888)

Denominator:
Number of shares used in per common share calculations:	16,406,556	1,039,592	17,446,148

Net loss per common share:
Net loss	$(0.43)	$(0.10)	$(0.53)
Deemed dividend and accretion of a discount	(0.58)	0.03	(0.55)
Net loss attributable to common stockholders	$(1.01)	$(0.07)	$(1.08)

2. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2021	2020
Raw materials	$411	$388
WIP	134	97
Finished goods	52	2
	$597	$487

3. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	As of December 31,
	2021	2020
Manufacturing and lab equipment	$4,286	$558
Leasehold improvements	936	941
Software and computer equipment	696	684
Furniture and equipment	82	82
	6,000	2,265
Less: accumulated depreciation	(1,975)	(1,794)
	$4,025	$471

Depreciation expense for 2021 was approximately $0.2 million. Depreciation expense for 2020 was approximately $0.1 million.

Of the $4.3 million in manufacturing and lab equipment listed as of December 31, 2021, $2.7 million is related to the purchase of equipment for SINTX Armor. As explained in Note 1, on July 20, 2021, the Company acquired the equipment and obtained certain intellectual know how with which it intends to develop, manufacture and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. The total purchase price for the assets was $2.8 million, $2.7 million of which has been paid and the remaining $0.1 million is to be paid upon completion of certain checkpoints.

As of December 31, 2021, the assets have not yet been placed in service, nor has the Company recognized any depreciation expense associated with these assets. The intention of the Company is to place these assets into service by mid 2022.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Trademarks	$50	$50
Less: accumulated amortization	(19)	(14)
	$31	$36

Amortization expense for 2021 was approximately $5.0 thousand. Amortization expense for 2020 was approximately $5.0 thousand.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of December 31, 2021 and 2020. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 and 2020.

	Fair Value Measurements as of December 31, 2021 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$347	$347

	Fair Value Measurements as of December 31, 2020 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,238	$1,238

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2021 and 2020. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021 and 2020 (in thousands):

Common Stock Warrants
Balance as of December 31, 2019	$(220)
Issuance of derivatives	(6,328)
Change in fair value	2,111
Exercise of warrants	3,199
Balance as of December 31, 2020	(1,238)
Change in fair value	696
Exercise of warrants	195
Balance as of December 31, 2021	$(347)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of December 31, 2021, and 2020, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted-average risk-free interest rate	0.06%-0.97%	0.09%-0.27%
Weighted-average expected life (in years)	0.07-3.10	0.63-4.10
Expected dividend yield	-%	-%
Weighted average expected volatility	71.5%-126.5%	138.3%-175.6%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Payroll and related expenses	$724	$600
Other	426	309
	$1,150	$909

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

2021 PPP Loan

On March 15, 2021, the Company received funding under the SBA Second Draw Program under the Paycheck Protection Program (“2021 PPP”) (the “2021 PPP Loan”) from the Lender. The principal amount of the 2021 PPP Loan is $0.5 million. The Company received notice on November 24, 2021, that the principal amount and accrued interest had been forgiven. The Company removed the 2021 PPP Loan obligation and recorded other income for forgiveness of debt totaling $0.5 million.

8. Equity

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim, pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15.0 million through Maxim, as agent.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company’s instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the 2021 Distribution Agreement and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2023. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of December 31, 2021 there have been no sales of shares of common stock under the 2021 Distribution Agreement.

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

During the year ended December 31, 2021, Series B Convertible Preferred stockholders of the Company converted no shares of Series B Convertible Preferred Stock, and Series C Convertible Preferred stockholders of the Company converted no shares of Series C Convertible Preferred Stock.

Also, during the year ended December 31, 2021, holders of warrants elected to exercise the warrants using both the cashless and cash options. The cashless exercise option exercised 2,700 warrants, which resulted in the issuance of 1,890 shares of common stock. The cash option exercised 130,275 warrants, which resulted in the issuance of 130,275 shares of common stock, and the receipt of $0.2 million of cash.

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

A summary of the Company’s outstanding stock option activity for the years ended December 31, 2021 and 2020 is as follows:

		December 31, 2021
		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Price	(Years)	Value
As of December 31, 2020	465,393	$5.53	9.3	511,518
Granted	368,500	1.93	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1)	139,158.00	-	-
As of December 31, 2021	833,892	$3.91	8.7	$87,553
Exercisable at December 31, 2021	268,185	$10.04	8.3	$46,449
Vested and expected to vest at December 31, 2021	830,292	$3.91	8.7	$86,703

		December 31, 2020
		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Price	(Years)	Value
As of December 31, 2019	377	$7,446.69	5.3	-
Granted	465,017	0.47	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1)	-	-	-
As of December 31, 2020	465,393	$5.53	9.3	$511,518
Exercisable at December 31, 2020	376	$6,977.42	4.3	$-
Vested and expected to vest at December 31, 2020	465,393	$5.53	9.3	$511,518

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees and non-employees during the year ended December 31, 2021.

Year Ended
December 31, 2021
Weighted-average risk-free interest rate	0.73%-0.85%
Weighted-average expected life (in years)	5.3-5.9
Expected dividend yield	-%
Weighted-average expected volatility	138%-139%

Of the 368,500 options granted during 2021, 60,000 were to non-employees.

Unrecognized stock-based compensation as of December 31, 2021, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$531	1.9
Stock grants	11	1.3

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax expense:

	December 31,
	2021	2020
Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(4.7)%	(4.4)%
Equity related expenses	(1.7)%	(2.6)%
Tax exempt income	(2.2)%	-%
Change in valuation allowance	29.6%	28.0%
Total income tax expense	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$52,559	$50,005
Stock-based compensation	3,006	2,929
Federal R&D credit	2,222	2,222
Accrued expenses	156	135
Intangibles	216	103
Right of use asset/liabilities	3	-
Total deferred tax assets	58,162	55,394
Deferred tax liabilities:
Depreciation	(221)	(29)
Right of Use Asset/Liabilities	-	(11)

Total deferred tax liabilities	(221)	(40)
Less valuation allowance	(57,941)	(55,354)
Net deferred tax liability	$-	$-

	December 31,
	2021	2020

Pre-tax book income tax at statutory rate	$(1,843)	$(1,476)
State taxes, net of federal benefit	(409)	(312)
Return to provision	-	1
Equity related expenses	(146)	(182)
Change in valuation allowance	2,587	1,970
Other	189	(1)
Total income tax expense	$-	$-

As of December 31, 2021 and 2020, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $210.7 million and $200.4 million, respectively. The federal and state net operating loss carryforwards will expire from 2023 to 2037 unless previously utilized. Additionally, the Company believes an ownership change has occurred that would trigger the limitation on usage of net operating losses imposed by Internal Revenue Code section 382. Because of this limitation, a significant portion of the net operating losses would more likely than not expire unused.

During the years ended December 31, 2021 and 2020, the Company recognized no amounts related to interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance increased by approximately $2.6 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively.

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

12. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $0.1 million relating to retirement contributions for each of the years ended December 31, 2021 and 2020.

13. Note Receivable

On October 1, 2018, the Company completed the sale of its spine implant business to CTL Medical. The sale included a $6.0 million noninterest bearing note receivable payable over a 36 month term to mature on October 1, 2021. The note receivable included an imputed interest rate of 10%. The note was paid in full in May 2021.

14. Leases

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

As of December 31, 2021, the operating lease right-of-use assets totaled approximately $2.4 million and the operating lease liability totaled approximately $2.4 million. Non-cash operating lease expense during the year ended December 31, 2021, totaled approximately $0.5 million. As of December 31, 2021, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Operating lease future minimum payments together with the present values as of December 31, 2021, are summarized as follows:

December 31, 2021
2022	$641
2023	660
2024	679
2025	123
2026	127
Beyond	669
Total future minimum lease payments	2,899
Less amounts representing interests	(501)
Present value of lease liability	2,398

Current-portion of operating lease liability	500
Long-term portion operating lease liability	$1,898

15. Subsequent Events

Federal Grant

On March 9, 2022, the Company was notified by the National Institutes of Health (NIH) of the awarding of a $300k grant to the Company to develop, design, and characterize 3D printed implants for craniomaxillofacial applications using a composite of silicon nitride and polyetherketoneketone. This grant will be in addition to the $308k awarded by the NIH to the company in November of 2021.

