Form 10-Q
period 2022-03-31
Sintx Technologies, Inc.
filed 2022-05-13
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,710,574 shares of common stock, $0.01 par value, were outstanding at May 10, 2022.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$10,863	$14,273
Account and other receivables, net of allowance	106	102
Prepaid expenses and other current assets	721	350
Inventories	299	303
Total current assets	11,989	15,028

Inventories	325	294
Property and equipment, net	4,186	4,025
Intangible assets, net	30	31
Operating lease right of use asset	2,254	2,385
Other long-term assets	99	77
Total assets	$18,883	$21,840

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$490	$242
Accrued liabilities	833	1,150
Debt	524	509
Derivative liabilities	306	347
Current portion of operating lease liability	513	500
Other current liabilities	3	-
Total current liabilities	2,669	2,748

Operating lease liability, net of current portion	1,763	1,898
Total liabilities	4,432	4,646

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 51 shares issued and outstanding as of March 31, 2022 and December 31, 2021.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 24,713,574 and 24,684,574 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	247	247
Additional paid-in capital	267,466	267,364
Accumulated deficit	(253,262)	(250,417)
Total stockholders’ equity	14,451	17,194
Total liabilities and stockholders’ equity	$18,883	$21,840

The condensed consolidated balance sheet as of December 31, 2021, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Product revenue	$101	$101
Grant income	28	-
Total revenue	129	101
Costs of revenue	80	61
Gross profit	49	40
Operating expenses:
Research and development	1,653	1,595
General and administrative	856	1,000
Sales and marketing	394	286
Grant expenses	26	-
Total operating expenses	2,929	2,881
Loss from operations	(2,880)	(2,841)
Other income (expenses):
Interest income	2	47
Change in fair value of derivative liabilities	41	(242)
Interest expense	(8)	-
Forgiveness of PPP loan	-	391
Other income (net)	-	12
Total other income, net	35	208
Net loss before income taxes	(2,845)	(2,633)
Provision for income taxes	-	-
Net loss	(2,845)	(2,633)
Deemed dividend related to the beneficial conversion feature and accretion of a discount on preferred stock	-	-
Net loss attributable to common stockholders	$(2,845)	$(2,633)

Net loss per share – basic and diluted
Basic – net loss	$(0.12)	$(0.11)
Basic - deemed dividend and accretion of a discount on conversion of preferred stock	-	-
Basic – attributable to common stockholders	$(0.12)	$(0.11)

Diluted – loss	$(0.12)	$(0.11)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	-	-
Diluted – attributable to common stockholders	$(0.12)	$(0.11)
Weighted average common shares outstanding:
Basic	24,712,224	24,668,106
Diluted	24,712,224	24,668,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	26	$-	51	$-	24,552,409	$245	$266,666	$(241,107)	$25,804
Stock based compensation	-	-	-	-	-	-	36	-	36
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	195	-	195
Issuance of common stock upon exercise of warrants for cash	-	-	-	-	130,275	2	194	-	196
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	1,890	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,633)	(2,633)
Balance as of March 31, 2021	26	$-	51	$-	24,684,574	$247	$267,091	$(243,740)	$23,598

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	26	$-	51	$-	24,710,574	$247	$267,364	$(250,417)	$17,194
Stock based compensation	-	-	-	-	3,000	-	102	-	102
Net loss	-	-	-	-	-	-	-	(2,845)	(2,845)
Balance as of March 31, 2022	26	$-	51	$-	24,713,574	$247	$267,466	$(253,262)	$14,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flow From Operating Activities
Net loss	$(2,845)	$(2,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	68	33
Amortization of right of use asset	130	107
Amortization of intangible assets	1	1
Non-cash interest income	-	(43)
Stock based compensation	102	36
Change in fair value of derivative liabilities	(41)	242
Forgiveness of PPP loan	-	(391)
Gain on disposal of property and equipment	-	(14)
Changes in operating assets and liabilities:
Trade accounts receivable	(4)	(26)
Prepaid expenses and other current assets	(391)	(555)
Inventories	(27)	(28)
Accounts payable and accrued liabilities	(54)	380
Other liabilities	3	(3)
Payments on operating lease liability	(122)	(98)
Net cash used in operating activities	(3,180)	(2,992)
Cash Flows From Investing Activities
Purchase of property and equipment	(230)	(191)
Proceeds from notes receivable, net of imputed interest	-	583
Proceeds from sale of property and equipment	-	14
Net cash provided by (used in) investing activities	(230)	406
Cash Flows From Financing Activities
Proceeds from issuance of common stock in connection with exercise of warrants	-	196
Proceeds from issuance of debt	-	510
Net cash provided by financing activities	-	706
Net decrease in cash and cash equivalents	(3,410)	(1,880)
Cash and cash equivalents at beginning of period	14,273	25,351
Cash and cash equivalents at end of period	$10,863	$23,471

Noncash Investing and Financing Activities
Extinguishment of derivative liabilities through exercise of warrants	$-	$195
Supplemental Cash Flow Information
Cash paid for interest	$25	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiary, SINTX Armor, Inc. (“SINTX Armor”), which are collectively referred to as “we” or “the Company”. SINTX was incorporated in the state of Delaware on December 10, 1996 (and was previously known as Amedica Corporation). The Company is an OEM advanced ceramics materials company focused on providing solutions in a variety of medical, industrial, and antipathogenic applications. SINTX is a 25-year-old company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields, which has enabled the business to focus on core competencies. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures silicon nitride powders and components in its FDA registered, ISO 13485:2016 certified, and ASD9100D certified manufacturing facility. The Company’s products are primarily sold in the United States.

The Company is focused on building revenue generating opportunities in three business industries, namely, antipathogenic, industrial (including armor), and biomedical connecting with current and new customers, partners and manufacturers to help realize the goal of leveraging expertise in high-tech ceramics to create new, innovative opportunities across these sectors. We also expect our continued investment in research and development to provide additional revenue opportunities.

The Company’s initial focus was the development and commercialization of products made from silicon nitride for use in spinal fusion and hip and knee replacement applications. SINTX believes it is the first and only manufacturer to use silicon nitride in medical applications primarily focused on spine fusion therapies. Since then, we have developed other applications for our silicon nitride technology as well as utilizing our expertise in the use of ceramic materials in other applications. In July 2021, the Company acquired the equipment and obtained certain proprietary know-how rights with which it intends to develop, manufacture and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses (see Note 3). The protective armor plate operations are housed in SINTX Armor.

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

The Company’s new corporate brand reflects both the Company’s core competence in the research, development and manufacturing of silicon nitride ceramics and other ceramics, as well as encouraging prospects for the future, as an OEM supplier of spine implants to CTL Amedica, and multiple opportunities outside of spine.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company.

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of March 31, 2022, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the three months ended March 31, 2022, and 2021, the Company incurred a net loss of $2.8 million and $2.6 million, respectively, and used cash in operating activities of $3.2 million and $3.0 million, respectively. The Company had an accumulated deficit of $253.3 million and $250.4 million as of March 31, 2022, and December 31, 2021, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. On January 3, 2022, the Company received a notice from Nasdaq Listing Qualifications department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of the Company’s common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2). The Nasdaq notification letter does not result in the immediate delisting of the Company’s common stock, and the stock will continue to trade uninterrupted on the The Nasdaq Capital Market under the symbol “SINT”. If the Company does not regain compliance with Rule 5550(a)(2) by July 5, 2022, the Company may be eligible for additional time to regain compliance. Delisting of the Company’s common shares from The Nasdaq Capital Market may adversely impact its ability to raise capital on the public markets. The Company intends to actively monitor the closing bid price for its common stock and will consider available options to resolve the deficiency and regain compliance with Nasdaq Listing Rule 5550(a)(2).

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent. As of March 31, 2022, there have been no sales of shares of common stock under the 2021 Distribution Agreement.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $2.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2023. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of March 31, 2022 there have been no sales of shares of common stock under the 2021 Distribution Agreement.

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

These uncertainties create substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Grant Revenue

Revenues from grants and awards provided by governmental agencies are recorded based upon the terms of the specific grant agreements, which generally provide that revenue is earned when the allowable costs specified in the applicable grant agreement have been incurred. Cash received from federal grants and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

Grant and award receivables relate to allowable amounts expended or otherwise incurred in connection with the terms of a grant or award and for which reimbursement or draw upon the grant funds have not yet taken place.

Correction of an Immaterial Error

Subsequent to March 31, 2022, the Company identified an error related to the removal of a loan obligation and the recording of other income for forgiveness of debt totaling approximately $0.5 million, which forgiveness was recorded on November 24, 2021. The Company has determined that the Company should not have removed the loan obligation and recorded approximately $0.5 million of other income in the financial statements as of December 31, 2021, and for the year then ended. The error affected the 2021 net loss attributable to common stockholders and net loss per share—basic and diluted. The error also affected total liabilities and accumulated deficit (and total stockholders’ equity) as of December 31, 2021. The error did not affect 2021 cash flows from operating activities and total cash flow.

In accordance with the SEC Staff Accounting Bulletin (SAB) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was immaterial to the March 31, 2022 and December 31, 2021, financial statements. Consequently, only the December 31, 2021, consolidated balance sheet and the December 31, 2021, balance in the statement of stockholders’ equity contained in these financial statements have been restated. The change resulted a reduction of stockholders’ equity of $0.5 million as of December 31, 2021.

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

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. For the three months ended March 31, 2022, there is no difference in the number of shares and net loss used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive. The Company had potentially dilutive securities, totaling approximately 2.1 million and 1.8 million as of March 31, 2022, and 2021, respectively.

Below are basic and diluted loss per share data for the three months ended March 31, 2022, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net income (loss)	$(2,845)	$-	$(2,845)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(2,845)	$-	$(2,845)

Denominator:
Number of shares used in per common share calculations:	24,712,224	-	24,712,224

Net loss per common share:
Net income (loss)	$(0.12)	$-	$(0.12)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.12)	$-	$(0.12)

Below are basic and diluted loss per share data for the three months ended March 31, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net income (loss)	$(2,633)	$-	$(2,633)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(2,633)	$-	$(2,633)

Denominator:
Number of shares used in per common share calculations:	24,668,106	-	24,668,106

Net loss per common share:
Net income (loss)	$(0.11)	$-	$(0.11)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.11)	$-	$(0.11)

3. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$429	$411
WIP	128	134
Finished goods	67	52
	$624	$597

As of March 31, 2022, inventories totaling approximately $0.3 million and $0.3 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of March 31, 2022, that management estimates will be sold or used by March 31, 2023.

4. Fair Value Measurements

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of March 31, 2022, and December 31, 2021. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022, and December 31, 2021 (in thousands):

	Fair Value Measurements as of March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$306	$306

	Fair Value Measurements as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$347	$347

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2022, and 2021. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022, and 2021 (in thousands):

Common Stock Warrants
Balance as of December 31, 2020	$(1,238)
Change in fair value	(242)
Exercise of warrants	195
Balance as of March 31, 2021	$(1,285)

Balance as of December 31, 2021	$(347)
Change in fair value	41
Balance as of March 31, 2022	$(306)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of March 31, 2022, and December 31, 2021, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability as of March 31, 2022, and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Weighted-average risk-free interest rate	1.63%-2.45%	0.06%-0.97%
Weighted-average expected life (in years)	0.82-2.86	0.07-3.10
Expected dividend yield	-%	-%
Weighted-average expected volatility	70.3%-129.4%	71.5%-126.5%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Payroll and related expense	$426	$724
Other	407	426
	$833	$1,150

6. Debt

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

2021 PPP Loan

On March 15, 2021, the Company received funding under the SBA Second Draw Program under the Paycheck Protection Program (“2021 PPP”) (the “2021 PPP Loan”) from the Lender. The principal amount of the 2021 PPP Loan is $0.5 million. The Company received notice on November 24, 2021, that the principal amount and accrued interest had been forgiven. The Company removed the 2021 PPP Loan obligation and recorded other income for forgiveness of debt totaling approximately $0.5 million during the year ended December 31, 2021.

Since receiving the 2021 PPP Loan and learning that the principal amount of the loan and accrued interest had been forgiven, the Company has determined that due to its status as a publicly traded company with common shares trading on the Nasdaq Stock Market it was not eligible to receive a loan under the SBA Second Draw Program under the Paycheck Protection Program. As a result, the Company will repay the loan together with processing fees and interest, which totaled $0.5 at March 31, 2022 and December 31, 2021 (see Note 1).

7. Equity

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company’s instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the 2021 Distribution Agreement and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $2.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2023. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of March 31, 2022 there have been no sales of shares of common stock under the 2021 Distribution Agreement.

8. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended March 31, 2022, and 2021 is as follows:

		March 31, 2022
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2021	833,892	$3.91	8.7	87,553
Granted	357,000	0.49	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(3)	139,237.86	-	-
As of March 31, 2022	1,190,889	$2.38	8.9	$114,500
Exercisable at March 31, 2022	387,212	$6.02	8.3	$44,652
Vested and expected to vest at March 31, 2022	1,178,659	$2.44	8.9	$117,100

		March 31, 2021
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2020	465,393	$5.53	9.3	-
Granted	368,500	1.93	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of March 31, 2021	833,893	$3.98	9.4	$698,913
Exercisable at March 31, 2021	376	$6,977.42	4.1	$-
Vested and expected to vest at March 31, 2021	833,893	$3.98	9.4	$698,913

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees and non-employees during the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company granted stock options with an estimated fair value of approximately $0.2 million.

March 31, 2022
Weighted-average risk-free interest rate	1.66%
Weighted-average expected life (in years)	5.3-10
Expected dividend yield	-%
Weighted-average expected volatility	130%-132%

Of the 357,000 options granted during the three months ended March 31, 2022, 60,000 were to non-executive members of the board of directors. Of the 1,190,889 options outstanding as of March 31, 2022, 355,000 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of March 31, 2022, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$609	2.0
Stock grants	$44	2.1

9. Commitments and Contingencies

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

10. Note Receivable

On October 1, 2018, the Company completed the sale of its spine implant business to CTL Medical. The sale included a $6.0 million noninterest bearing note receivable payable over a 36 month term to mature on October 1, 2021. The note receivable included an imputed interest rate of 10%. The note was paid in full in May 2021.

11. Leases

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

As of March 31, 2022, the operating lease right-of-use assets totaled approximately $2.3 million, and the operating lease liability totaled approximately $2.3 million. Non-cash operating lease expense during the three months ended March 31, 2022 and 2021, totaled approximately $0.1 and $0.1 million, respectively. As of March 31, 2022, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Operating lease future minimum payments together with the present values as of March 31, 2022, are summarized as follows:

Years Ending December 31,	March 31, 2022
2022	$481
2023	660
2024	680
2025	123
2026	127
Thereafter	668
Total future minimum lease payments	2,739
Less amounts representing interests	(463)
Present value of lease liability	2,276

Current-portion of operating lease liability	513
Long-term portion operating lease liability	$1,763

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2021 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q and in other filings with the Securities and Exchange Commission we may make from time-to-time.

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

Antipathogenic Applications: Today, there is a global need to improve protection against pathogens in everyday life. SINTX believes that by incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks, filters, and wound care devices, it is possible to manufacture surfaces that inactivate pathogens, thereby limiting the spread of infection and disease. The discovery in 2020 that SINTX silicon nitride inactivates SARS-CoV-2, the virus which causes the disease COVID-19, has opened new markets and applications for our material and we have refocused many of our resources on these opportunities.

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

We derive grant revenue from grants and awards provided by governmental agencies.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Product revenue	$101	$101	$0	0%
Grant revenue	28	-	28	100%
Total revenue	129	101	28	28%
Costs of revenue	80	61	19	31%
Gross profit	49	40	9	23%
Operating expenses:
Research and development	1,653	1,595	58	4%
General and administrative	856	1,000	(144)	-14%
Sales and marketing	394	286	108	38%
Grant expenses	26	-	26	100%
Total operating expenses	2,929	2,881	48	2%
Loss from operations	(2,880)	(2,841)	(39)	1%
Other income, net	35	208	(173)	-83%
Net income (loss) before income taxes	(2,845)	(2,633)	(212)	8%
Provision for income taxes	-	-	-	N/A
Net income (loss)	(2,845)	(2,633)	(212)	8%

Revenue

For the three months ended March 31, 2022, and 2021 total product revenue was relatively unchanged at $0.1 million. During the quarter ended March 31, 2022 the Company received grant revenue of $0.03 million. Grant revenue did not exist during the same period of the prior year.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2022, our cost of revenue did not significantly change as compared to the same period in 2021.

Research and Development Expenses

For the three months ended March 31, 2022, research and development expenses increased $0.1 million, or 4%, as compared to the same period in 2021. This increase was primarily attributable to a general increase in products and services due to price inflation.

General and Administrative Expenses

For the three months ended March 31, 2022, general and administrative expenses decreased $0.1 million, or 14%, as compared to the same period in 2021. This decrease is primarily due to the decrease in external consulting costs and patent application expenses.

Sales and Marketing Expenses

For the three months ended March 31, 2022, sales and marketing expenses increased $0.1 million, or 38%, as compared to the same period in 2021. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Grant Expenses

For the three months ended March 31, 2022, the Company incurred grant expenses of less than $0.1 million. The Company had no grant expenses for the same period in 2021 due to the Company being awarded federal grant income subsequent to the first quarter of 2021 (and incurring related grant expense during 2022 and incurring none during 2021).

Other Income, Net

For the three months ended March 31, 2022, other income decreased $0.2 million, or 83%, as compared to the same period in 2021. This decrease was primarily due to other income of $0.4 million associated with the forgiveness of the 2020 PPP Loan in the prior year, which was partially offset in the prior year by the incurring of a change in the fair value of the derivative liabilities in the amount of $0.2 million.

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

For the three months ended March 31, 2022, and 2021 , the Company incurred a net loss of $2.8 million and $2.6 million, respectively, and used cash in operating activities of $3.2 million and $3.0 million, respectively. The Company had an accumulated deficit of $253.3 million and $250.4 million as of March 31, 2022, and December 31, 2021, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of its our common stock, $0.01 par value per share, having an aggregate offering price of up to $2.0 million through Maxim, as agent. No shares have been sold under the 2021 Distribution Agreement as of March 31, 2022.

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

These uncertainties create substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Correction of an Immaterial Error

Subsequent to March 31, 2022, the Company identified an error related to the removal of a loan obligation and the recording of other income for forgiveness of debt totaling approximately $0.5 million, which forgiveness was recorded on November 24, 2021. The Company has determined that the Company should not have removed the loan obligation and recorded approximately $0.5 million of other income in the financial statements as of December 31, 2021, and for the year then ended. The error affected the 2021 net loss attributable to common stockholders and net loss per share—basic and diluted. The error also affected total liabilities and accumulated deficit (and total stockholders’ equity) as of December 31, 2021. The error did not affect 2021 cash flows from operating activities and total cash flow. The December 31, 2021, consolidated balance sheet and the December 31, 2021, balance in the statement stockholders’ equity contained in these financial statements have been restated. The change resulted a reduction of stockholders’ equity of $0.5 million as of December 31, 2021.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(3,180)	$(2,992)
Net cash provided by (used in) investing activities	(230)	406
Net cash provided by financing activities	-	706
Net decrease in cash	$(3,410)	$(1,880)

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.2 million during the three months ended March 31, 2022, compared to $3.0 million used during the three months ended March 31, 2021, an increase of $0.2 million. The increase in cash used for operating activities during 2022 was primarily due to changes in the movement of working capital items during 2022 as compared to the same period in 2021 as follows: a $0.5 million increase in cash used in accounts payable, offset by a $0.2 million decrease in cash used in prepaid expenses. The decrease in the net loss for operations, and related non-cash add backs to the net loss, was $0.1 million from 2022 when compared to 2021.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $0.2 million during the three months ended Monarch 31, 2022, compared to $0.4 million provided by investing activities during the same period in 2021, a decrease of $0.6 million. The decrease in cash provided in investing activities during 2022 was primarily due to the decrease in cash received of $0.6 million from the proceeds from notes receivable in 2021.

Net Cash Provided by Financing Activities

There was no cash provided by financing activities during the three months ended March 31, 2022, compared to $0.7 million during the same period in 2021. The $0.7 million decrease to net cash provided by financing activities was primarily attributable to $0.5 million in proceeds from a PPP loan and $0.2 million in proceeds from the exercise of warrants for cash in the prior year.

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

Since receiving the 2021 PPP Loan and learning that the principal amount of the loan and accrued interest had been forgiven, The Company has determined that the Company should not have removed the loan obligation and recorded approximately $0.5 million of other income in the financial statements as of December 31, 2021, and for the year then ended. As a result, the Company will repay the loan together with processing fees and interest.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those policies for the three months ended March 31, 2022. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2022. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 25, 2022. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.

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

SINTX Technologies, Inc.

Date: May 13, 2022	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

