Form 10-Q
period 2022-06-30
Sintx Technologies, Inc.
filed 2022-08-12
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

24,723,856 shares of common stock, $0.01 par value, were outstanding at August 9, 2022.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$7,747	$14,273
Account and other receivables, net of allowance	268	102
Prepaid expenses and other current assets	762	350
Inventories	346	303
Other current assets	105	-
Total current assets	9,228	15,028

Inventories	429	294
Property and equipment, net	5,085	4,025
Intangible assets, net	29	31
Operating lease right of use asset	2,643	2,385
Other long-term assets	80	77
Total assets	$17,494	$21,840

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$372	$242
Accrued liabilities	1,552	1,150
Current portion of debt	6	509
Current portion of related party debt	142
Derivative liabilities	198	347
Current portion of operating lease liability	705	500
Other current liabilities	2	-
Total current liabilities	2,977	2,748

Debt, net of current portion	393	-
Related party debt, net of current portion	107	-
Operating lease liability, net of current portion	1,968	1,898
Total liabilities	5,445	4,646

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 51 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 24,719,574 and 24,710,574 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.	247	247
Additional paid-in capital	267,576	267,364
Accumulated deficit	(255,774)	(250,417)
Total stockholders’ equity	12,049	17,194
Total liabilities and stockholders’ equity	$17,494	$21,840

The condensed consolidated balance sheet as of December 31, 2021, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	$80	$101	$181	$202
Grant revenue	160	-	189	-
Total revenue	240	101	370	202
Costs of revenue	66	73	146	134
Gross profit	174	28	224	68
Operating expenses:
Research and development	1,476	1,204	3,128	2,799
General and administrative	993	858	1,849	1,858
Sales and marketing	338	329	732	615
Grant expenses	150	-	176	-
Total operating expenses	2,957	2,391	5,885	5,272
Loss from operations	(2,783)	(2,363)	(5,661)	(5,204)
Other income (expenses):
Interest expense	-	(1)	(8)	(1)
Interest income	2	49	3	96
Loss on disposal of assets	(1)	-	(1)	-
Change in fair value of derivative liabilities	108	(14)	148	(256)
Forgiveness of PPP loan	-	-	-	391
Other income, net	162	130	162	142
Total other income (expense), net	271	164	304	372
Net loss before income taxes	(2,512)	(2,199)	(5,357)	(4,832)
Provision for income taxes	-	-	-	-
Net loss	$(2,512)	$(2,199)	$(5,357)	$(4,832)

Net loss per share – basic and diluted
Basic – net loss	$(0.10)	$(0.09)	$(0.22)	$(0.20)
Diluted –net loss	$(0.10)	$(0.09)	$(0.22)	$(0.20)
Weighted average common shares outstanding:
Basic	24,716,558	24,687,916	24,714,403	24,678,084
Diluted	25,078,721	24,687,916	25,080,590	24,678,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	26	$-	51	$-	24,552,409	$245	$266,666	$(241,107)	$25,804
Stock based compensation	-	-	-	-	-	-	36	-	36
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	195	-	195
Issuance of common stock upon exercise of warrants for cash	-	-	-	-	130,275	2	194	-	196
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	1,890	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,633)	(2,633)
Balance as of March 31, 2021	26	-	51	-	24,684,574	247	267,091	(243,740)	23,598
Stock based compensation	-	-	-	-	15,500	-	80	-	80
Net loss	-	-	-	-	-	-	-	(2,199)	(2,199)

Balance as of June 30, 2021	26	$-	51	$-	24,700,074	$247	$267,171	$(245,939)	$21,479

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	26	$-	51	$-	24,710,574	$247	$267,364	$(250,417)	$17,194
Stock based compensation	-	-	-	-	3,000	-	102	-	102
Net loss	-	-	-	-	-	-	-	(2,845)	(2,845)
Balance as of March 31, 2022	26	-	51	-	24,713,574	247	267,466	(253,262)	14,451
Stock based compensation	-	-	-	-	6,000	-	88	-	88
Acquisition of subsidiary	-	-	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	-	-	(2,512)	(2,512)

Balance as of June 30, 2022	26	$-	51	$-	24,719,574	$247	$267,576	$(255,774)	$12,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six months Ended June 30,
	2022	2021
Cash Flow From Operating Activities
Net loss	$(5,357)	$(4,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	137	70
Amortization of right of use asset	262	215
Amortization of intangible assets	3	2
Non-cash interest income	-	(88)
Stock based compensation	190	116
Change in fair value of derivative liabilities	(148)	256
Forgiveness of PPP loan	-	(391)
Gain on disposal of property and equipment	(1)	(144)
Changes in operating assets and liabilities:
Trade accounts receivable	27	(12)
Prepaid expenses and other current assets	(498)	(408)
Inventories	(178)	(267)
Accounts payable and accrued liabilities	84	318
Other liabilities	2	-
Payments on operating lease liability	(245)	(198)
Net cash used in operating activities	(5,722)	(5,339)
Cash Flows From Investing Activities
Purchase of property and equipment	(598)	(626)
Proceeds from notes receivable, net of imputed interest	-	1,944
Cash acquired in acquisition (see Note 2)	303	-
Proceeds from sale of property and equipment	-	144
Net cash provided by (used in) investing activities	(295)	1,462
Cash Flows From Financing Activities
Proceeds from issuance of common stock in connection with exercise of warrants	-	196
Proceeds from issuance of debt	-	510
Payments on debt	(509)	(5)
Net cash provided by (used in) financing activities	(509)	701
Net decrease in cash and cash equivalents	(6,526)	(3,176)
Cash and cash equivalents at beginning of period	14,273	25,351
Cash and cash equivalents at end of period	$7,747	$22,175

Noncash Investing and Financing Activities
Extinguishment of derivative liabilities through exercise of warrants	$-	$195
Acquisition of subsidiary through assumption of debt (see Note 2)	22	-
Reduction of debt through increase in accrued liabilities	100	-
Supplemental Cash Flow Information
Cash paid for interest	$21	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”) and SINTX TA&T, Inc. (TA&T), which are collectively referred to as “we” or “the Company”. SINTX was incorporated in the state of Delaware on December 10, 1996 (and was previously known as Amedica Corporation). The Company is an OEM advanced ceramics materials company focused on providing solutions in a variety of medical, industrial, and antipathogenic applications. SINTX is a 25-year-old company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields, which has enabled the Company to focus on core competencies. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures silicon nitride powders and components in its Salt Lake City and Maryland facilities. The SINTX Salt Lake City facility is FDA and ANVISA registered, ISO 13485:2016 certified, and ASD9100D certified. The Company’s products are primarily sold in the United States.

The Company is focused on building revenue generating opportunities in three business industries - antipathogenic, industrial (including armor), and biomedical – thereby connecting with current and new customers, partners and manufacturers to help realize the goal of leveraging expertise in high-tech ceramics to create new, innovative opportunities across these sectors. We expect our continued investment in research and development to provide additional revenue opportunities.

The Company’s initial focus was the development and commercialization of products made from silicon nitride for use in spinal fusion and hip and knee replacement applications. SINTX believes it is the first and only manufacturer to use silicon nitride in medical applications primarily focused on spine fusion therapies. Since then, we have developed other applications for our silicon nitride technology as well as utilized our expertise in the use of ceramic materials in other applications. In July 2021, the Company acquired the equipment and obtained certain proprietary know-how rights with which it intends to develop, manufacture, and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. The protective armor plate operations are housed in SINTX Armor. In June 2022, the Company acquired Technology Assessment and Transfer, Inc. (TA&T), a nearly 40-year-old business with a mission to transition advanced materials and process technologies from a laboratory environment to commercial products and services (see Note 2).

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of June 30, 2022, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the six months ended June 30, 2022, and 2021, the Company incurred a net loss of $5.4 million and $4.8 million, respectively, and used cash in operating activities of $5.7 million and $5.3 million, respectively. The Company had an accumulated deficit of $255.8 million and $250.4 million as of June 30, 2022, and December 31, 2021, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. We believe the publication of such data would help sales efforts as the Company approaches new prospects. The Company continues to make changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications. The Company has also acquired equipment and certain proprietary know-how for the purpose of developing, manufacturing and commercializing armored plates made from boron carbide and a composite of boron carbide and silicon carbide for military, law enforcement and other civilian uses. We also expect the acquisition of TA&T will further broaden the Company’s sources of revenue.

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014. On January 3, 2022, the Company received a notice from Nasdaq Listing Qualifications department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of the Company’s common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2). The Nasdaq notification letter does not result in the immediate delisting of the Company’s common stock, and the stock will continue to trade uninterrupted on the The Nasdaq Capital Market under the symbol “SINT”. The letter from the Staff further indicated that if the Company did not regain compliance with Rule 5550(a)(2) by July 5, 2022, the Company may be eligible for additional time to regain compliance. On July 6, 2022, the Company received notice from the Staff that the Company was eligible for an additional 180 calendar day period, or until January 2, 2023, to regain compliance. Delisting of the Company’s common shares from The Nasdaq Capital Market may adversely impact its ability to raise capital on the public markets. The Company intends to actively monitor the closing bid price for its common stock and will consider available options to resolve the deficiency and regain compliance with Nasdaq Listing Rule 5550(a)(2).

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent. As of June 30, 2022, there have been no sales of shares of common stock under the 2021 Distribution Agreement.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $2.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2023. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of June 30, 2022 there have been no sales of shares of common stock under the 2021 Distribution Agreement.

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

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we temporarily restricted access to the Salt Lake City facility, with our administrative employees continuing their work remotely and limited the number of staff in our manufacturing facility. We implemented protective measures such as wearing of face masks, maintaining social distancing, and additional cleaning. Beginning in 2021, we have offered vaccination incentives. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

Correction of an Immaterial Error

During the first quarter 2022, the Company identified an error related to the removal of a loan obligation and the recording of other income for forgiveness of debt totaling approximately $0.5 million, which forgiveness was recorded on November 24, 2021. The Company has determined that the Company should not have removed the loan obligation and recorded approximately $0.5 million of other income in the financial statements as of December 31, 2021, and for the year then ended. The error affected the 2021 net loss attributable to common stockholders and net loss per share—basic and diluted. The error also affected total liabilities and accumulated deficit (and total stockholders’ equity) as of December 31, 2021. The error did not affect 2021 cash flows from operating activities and total cash flow.

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

2. Business Acquisition

On June 30, 2022, the Company entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company acquired all of the outstanding shares of common stock of Technology Assessment and Transfer, Inc. (TA&T), a corporation organized under the Laws of the State of Maryland. As a result, TA&T is a wholly owned subsidiary of the Company.

The Purchase Agreement sets forth approximately $760,000, including accrued interest, in loan obligations that the Company agreed to assume in connection with the purchase. Further the Purchase Agreement provides for potential earnout payments to the sellers on the achievement of certain pre-determined gross revenue targets by TA&T for calendar years 2022 and 2023. Earnouts, if any, will be expensed as incurred , as management does not expect the earnouts to be achieved as of the date of acquisition.

The following table summarizes the purchase price allocation (in thousands):

June 30, 2022
Assets
Current assets
Cash and cash equivalents	$303
Accounts and other receivables, net of allowance	193
Prepaid expenses and other receivables, net of allowance	14
Total current assets	510

Property and equipment, net	599
Operating lease right of use asset	521
Other long-term assets	7
Total assets	1,637

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	105
Accrued liabilities	241
Current portion of debt	6
Current portion of related party debt	242
Current portion of operating lease liability	179
Total current liabilities	773

Debt, net of current portion	393
Related party debt, net of current portion	107
Operating lease liability, net of current portion	342
Total liabilities	1,615

Net assets acquired	$22

The following proforma unaudited revenue and net loss are presented as if the acquisition had been included in the consolidated results of the Company for the six months ended June 30, 2022 (in thousands).

Six Months Ended June 30, 2022
Revenue	$959
Net loss	$(5,373)

No amounts are included in the condensed consolidated statement of operations relating to TA&T for the six months ended June 30, 2022, as the transaction was closed the end of day June 30, 2022.

3. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. For the six months ended June 30, 2022, there is no difference in the number of shares and net loss used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive. The Company had potentially dilutive securities, totaling approximately 2.4 million and 1.8 million as of June 30, 2022, and 2021, respectively.

Below are basic and diluted loss per share data for the three months ended June 30, 2022, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net income (loss)	$(2,512)	$(108)	$(2,620)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(2,512)	$(108)	$(2,620)

Denominator:
Number of shares used in per common share calculations:	24,716,558	362,163	25,078,721

Net loss per common share:
Net income (loss)	$(0.10)	$-	$(0.10)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.10)	$-	$(0.10)

Below are basic and diluted loss per share data for the six months ended June 30, 2022, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net income (loss)	$(5,357)	$(148)	$(5,505)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(5,357)	$(148)	$(5,505)

Denominator:
Number of shares used in per common share calculations:	24,714,403	366,188	25,080,590

Net loss per common share:
Net income (loss)	$(0.22)	$-	$(0.22)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.22)	$-	$(0.22)

Below are basic and diluted loss per share data for the three months ended June 30, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net income (loss)	$(2,199)	$-	$(2,199)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(2,199)	$-	$(2,199)

Denominator:
Number of shares used in per common share calculations:	24,687,916	-	24,687,916

Net loss per common share:
Net income (loss)	$(0.09)	$-	$(0.09)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.09)	$-	$(0.09)

Below are basic and diluted loss per share data for the six months ended June 30, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net income (loss)	$(4,832)	$-	$(4,832)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(4,832)	$-	$(4,832)

Denominator:
Number of shares used in per common share calculations:	24,678,084	-	24,678,084

Net loss per common share:
Net income (loss)	$(0.20)	$-	$(0.20)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.20)	$-	$(0.20)

4. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$551	$411
WIP	126	134
Finished goods	98	52
	$775	$597

As of June 30, 2022, inventories totaling approximately $0.3 million and $0.4 million were classified as current and long-term, respectively. As of December 31, 2021, inventories totaling approximately $0.3 million and $0.3 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of June 30, 2022, that management estimates will be sold or used by June 30, 2023.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of June 30, 2022, and December 31, 2021. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022, and December 31, 2021 (in thousands):

	Fair Value Measurements as of June 30, 2022
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$198	$198

	Fair Value Measurements as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$347	$347

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2022, and 2021. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2022, and 2021 (in thousands):

Common Stock Warrants
Balance as of December 31, 2020	$(1,238)
Change in fair value	(256)
Exercise of warrants	195
Balance as of June 30, 2021	$(1,299)

Balance as of December 31, 2021	$(347)
Change in fair value	148
Other, net	1
Balance as of June 30, 2022	$(198)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of June 30, 2022, and December 31, 2021, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability as of June 30, 2022, and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Weighted-average risk-free interest rate	2.51%-2.99%	0.06%-0.97%
Weighted-average expected life (in years)	0.57-2.61	0.07-3.10
Expected dividend yield	-%	-%
Weighted-average expected volatility	74.9%-127.1%	71.5%-126.5%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Payroll and related expense	$743	$724
Accrued payables	290	-
Other	519	426
	$1,552	$1,150

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

Since receiving the 2021 PPP Loan and learning that the principal amount of the loan and accrued interest had been forgiven, the Company has determined that due to its status as a publicly traded company with common shares trading on the Nasdaq Capital Market it was not eligible to receive a loan under the SBA Second Draw Program under the Paycheck Protection Program. As a result, the Company repaid the loan on June 14, 2022, together with processing fees and interest, which totaled $0.5 million, resulting in no balance outstanding at June 30, 2022 (see Note 1).

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). Under the Business Loan, the Company will make monthly installment payments, including principal and interest, of $1,754. Payments are to begin 18 months from the date of the loan. The balance of principal and interest is payable 30 years from July 20, 2021. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The Business Loan contains other standard provisions that are customary of loans of this type.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000, $100,000 of which was recorded in accrued liabilities at June 30, 2022, .The remaining $249,000 is to be paid in 12 equal monthly installments beginning September 1, 2022. The related party debt in not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of June 30, 2022, the line of credit with Wells Fargo had an outstanding balance of $48,707.

8. Equity

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company’s instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the 2021 Distribution Agreement and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $2.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2023. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of June 30, 2022 there have been no sales of shares of common stock under the 2021 Distribution Agreement.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended June 30, 2022, and 2021 is as follows:

		June 30, 2022
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2021	833,892	$3.91	8.7	87,553
Granted	357,000	0.45	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(3)	139,237.86	-	-
As of June 30, 2022	1,190,889	$2.38	8.6	$-
Exercisable at June 30, 2022	462,229	$5.22	8.1	$-
Vested and expected to vest at June 30, 2022	1,117,329	$2.47	8.6	$-

		June 30, 2021
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2020	465,393	$5.53	9.3	-
Granted	368,500	1.93	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of June 30, 2021	833,893	$3.98	9.2	$743,089
Exercisable at June 30, 2021	376	$6,977.42	3.8	$-
Vested and expected to vest at June 30, 2021	833,893	$3.98	9.2	$743,089

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees and non-employees during the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company granted stock options with an estimated fair value of approximately $0.2 million.

June 30, 2022
Weighted-average risk-free interest rate	1.70%
Weighted-average expected life (in years)	5.5
Expected dividend yield	-%
Weighted-average expected volatility	131.1%

Of the 357,000 options granted during the six months ended June 30, 2022, 60,000 were to non-executive members of the board of directors. Of the 1,190,889 options outstanding as of June 30, 2022, 355,000 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of June 30, 2022, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$515	1.7
Stock grants	$38	1.9

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

12. Leases

The Company has entered into multiple operating leases from which it conducts its business.

SINTX

With respect to SINTX operations, the Company leases 29,534 square feet of office, warehouse and manufacturing space under a single operating lease. This lease expires at the end of 2024. The lease has two five-year extension options.

SINTX Armor

On August 19, 2021, the Company, on behalf of SINTX Armor, entered into an Industrial Lease Agreement (the “SINTX Armor Lease”) pursuant to which the Company has agreed to lease approximately 10,936 square feet of office and manufacturing space from which SINTX Armor will conduct its operations. The term of the SINTX Armor Lease is 122 months through October 2031.

TA&T

In connection with operation of its business, TA&T has entered into various leases from which it conducts its research, development and manufacturing activities. The leases have various expiration dates ranging from the end of 2022 through April 2025.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

As of June 30, 2022, the consolidated operating lease right-of-use assets totaled approximately $2.6 million, and the operating lease liability totaled approximately $2.7 million. Non-cash operating lease expense during the six months ended June 30, 2022 and 2021, totaled approximately $0.3 and $0.2 million, respectively. As of June 30, 2022, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Operating lease future minimum payments together with the present values as of June 30, 2022, are summarized as follows:

Years Ending December 31,	June 30, 2022
2022	$424
2023	871
2024	897
2025	161
2026	127
Thereafter	669
Total future minimum lease payments	3,149
Less amounts representing interests	(476)
Present value of lease liability	2,673

Current-portion of operating lease liability	705
Long-term portion operating lease liability	$1,968

13. Subsequent Events

NASDAQ minimum bid compliance

On July 6, 2022, the Company received notification from the NASDAQ Stock Market indicating that the Company will have an additional 180-day grace period, until January 2, 2023, to regain compliance with NASDAQ’s $1.00 minimum bid requirement. The notification indicated that the Company did not regain compliance during the initial 180-day grace period provided under the rule. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company is eligible for the additional grace period because it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and provided written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

Biomedical Applications: Since its inception, SINTX has been focused on medical grade silicon nitride. SINTX silicon nitride products are biocompatible, bioactive, antipathogenic, and have shown superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the US, Europe, Brazil, and Taiwan. This established use, along with its inherent resistance to bacterial adhesion and bone affinity – mean that it may also be suitable in other fusion device applications such as hip, knee and dental implants. Bacterial infection of any biomaterial implants is always a concern. SINTX silicon nitride is inherently resistant to bacterial colonization and biofilm formation, making it antibacterial. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

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

In June 2022, the Company acquired Technology Assessment and Transfer, Inc. (TA&T), a nearly 40 year old business with a mission to transition advanced materials and process technologies from a laboratory environment to commercial products and services TA&T has supplied ceramics for use in several biomedical applications. These products were made via 3D printing and include components for surgical instruments as well as conceptual and prototype dental implants.

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

TA&T’s primary area of expertise is material processing and fabrication know how for a broad spectrum of monolithic ceramic, ceramic composite, and coating materials. Primary technologies include Additive Manufacturing (3D Printing) of ceramics and metals, low cost fabrication of fiber reinforced ceramic matrix composites (CMCs) and refractory chemical vapor deposited (CVD) coatings, transparent ceramics for ballistic armor and optical applications, and magnetron sputtered (PVD) coatings for lubrication, wear resistance and environmental barrier coatings for CMCs. TA&T also provides a host of services that include 3D printing, PVD-CVD coatings, material processing-CMCs, CIP, PS, HP, HIP, and material characterization for powders and finished parts-TGA/DSC, PSD. SA, Dilatometry, UV-VIS and FTIR transmission, haze and clarity.

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

We derive grant and contract revenue from awards provided by governmental agencies.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Product revenue	$80	$101	$(21)	-21%	$181	$202	$(21)	-10%
Grant revenue	160	-	160	100%	189	-	189	100%
Total revenue	240	101	139	138%	370	202	168	83%
Cost of revenue	66	73	(7)	-10%	146	134	12	9%
Gross profit	174	28	146	521%	224	68	156	229%

Operating expenses:
Research and development	1,476	1,204	272	23%	3,128	2,799	329	12%
General and administrative	993	858	135	16%	1,849	1,858	(9)	0%
Sales and marketing	338	329	9	3%	732	615	117	19%
Grant expenses	150	-	150	100%	176	-	176	100%
Total operating expenses	2,957	2,391	566	24%	5,885	5,272	613	12%
Loss from operations	(2,783)	(2,363)	(420)	18%	(5,661)	(5,204)	(457)	9%
Other income (expense)	271	164	107	65%	304	372	(68)	-18%
Net loss before taxes	(2,512)	(2,199)	(313)	14%	(5,357)	(4,832)	(525)	11%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(2,512)	$(2,199)	$(313)	14%	$(5,357)	$(4,832)	$(525)	11%

Revenue

For the three months ended June 30, 2022, and 2021 total product revenue was relatively unchanged at $0.1 million. During the quarter ended June 30, 2022 the Company received grant revenue of $0.2 million. Grant revenue did not exist during the same period of the prior year.

For the six months ended June 30, 2022, and 2021 total product revenue was relatively unchanged at $0.2 million. During the quarter ended June 30, 2022 the Company received grant revenue of $0.2 million. Grant revenue did not exist during the same period of the prior year.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2022, our cost of revenue did not significantly change as compared to the same period in 2021.

For the six months ended June 30, 2022, our cost of revenue did not significantly change as compared to the same period in 2021.

Research and Development Expenses

For the three months ended June 30, 2022, research and development expenses increased $0.3 million, or 23%, as compared to the same period in 2021. This increase was primarily attributable to a general increase in products and services due to price inflation and an increase in payroll related expenses.

For the six months ended June 30, 2022, research and development expenses increased $0.3 million, or 12%, as compared to the same period in 2021. This increase was primarily attributable to a general increase in products and services due to price inflation.

General and Administrative Expenses

For the three months ended June 30, 2022, general and administrative expenses increased $0.1 million, or 16%, as compared to the same period in 2021. This increase is primarily due to the increase in patent application expenses.

For the six months ended June 30, 2022, general and administrative expenses remained relatively unchanged as compared to the prior year.

Sales and Marketing Expenses

For the three months ended June 30, 2022, sales and marketing remained relatively unchanged as compared to the same period in 2021.

For the six months ended June 30, 2022, sales and marketing expenses increased $0.1 million, or 19%, as compared to the same period in 2021. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Grant Expenses

For the three months ended June 30, 2022, the Company incurred grant expenses of $0.2 million. The Company had no grant expenses for the same period in 2021 due to the Company being awarded federal grant income subsequent to the second quarter of 2021 (and incurring related grant expense during 2022 and incurring none during 2021).

For the six months ended June 30, 2022, the Company incurred grant expenses of $0.2 million. The Company had no grant expenses for the same period in 2021 due to the Company being awarded federal grant income subsequent to the second quarter of 2021 (and incurring related grant expense during 2022 and incurring none during 2021).

Other Income, Net

For the three months ended June 30, 2022, other income increased $0.1 million, or 65%, as compared to the same period in 2021. This increase was primarily due to the incurring of a change in the fair value of the derivative liabilities in the amount of $0.1 million.

For the six months ended June 30, 2022, other income decreased $0.1 million, or 18%, as compared to the same period in 2021. This decrease was primarily due to other income of $0.4 million associated with the forgiveness of the 2020 PPP Loan in the prior year and a change in interest income of $0.1 million, which was partially offset in the prior year by the incurring of a change in the fair value of the derivative liabilities in the amount of $0.4 million.

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

For the six months ended June 30, 2022, and 2021 , the Company incurred a net loss of $5.4 million and $4.8 million, respectively, and used cash in operating activities of $5.7 million and $5.3 million, respectively. The Company had an accumulated deficit of $255.8 million and $250.4 million as of June 30, 2022, and December 31, 2021, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of its our common stock, $0.01 par value per share, having an aggregate offering price of up to $2.0 million through Maxim, as agent. No shares have been sold under the 2021 Distribution Agreement as of June 30, 2022.

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

Risks Related to COVID-19 Pandemic

The COVID-19 pandemic is affecting the United States and global economies and may affect the Company’s operations and those of third parties on which the Company relies. In response to the spread of COVID-19 and to ensure safety of employees and continuity of business operations, we temporarily restricted access to the Salt Lake City facility, with our administrative employees continuing their work remotely and limited the number of staff in our manufacturing facility. We implemented protective measures such as wearing of face masks, maintaining social distancing, and additional cleaning. Beginning in 2021, we have offered vaccination incentives. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company does not yet know the full extent of potential delays or impacts on its business, financing or other activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of the third parties on which we rely.

Correction of an Immaterial Error

During the first quarter of 2022 the Company identified an error related to the removal of a loan obligation and the recording of other income for forgiveness of debt totaling approximately $0.5 million, which forgiveness was recorded on November 24, 2021. The Company has determined that the Company should not have removed the loan obligation and recorded approximately $0.5 million of other income in the financial statements as of December 31, 2021, and for the year then ended. The error affected the 2021 net loss attributable to common stockholders and net loss per share—basic and diluted. The error also affected total liabilities and accumulated deficit (and total stockholders’ equity) as of December 31, 2021. The error did not affect 2021 cash flows from operating activities and total cash flow. The December 31, 2021, consolidated balance sheet and the December 31, 2021, balance in the statement stockholders’ equity contained in these financial statements have been restated. The change resulted a reduction of stockholders’ equity of $0.5 million as of December 31, 2021.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(5,722)	$(5,339)
Net cash provided by (used in) investing activities	(295)	1,462
Net cash provided by (used in) financing activities	(509)	701
Net decrease in cash	$(6,526)	$(3,176)

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.7 million during the six months ended June 30, 2022, compared to $5.3 million used during the six months ended June 30, 2021, an increase of $0.4 million. The increase in cash used for operating activities during 2022 was primarily due to changes in the movement of working capital items during 2022 as compared to the same period in 2021 as follows: a $0.2 million increase in cash used in accounts payable, a $0.1 million increase in cash used in prepaid expenses, a $0.1 million increase in cash used in payments on operating lease liability, all offset by a $0.1 million decrease in cash used in inventory. The decrease in the net loss for operations, and related non-cash add backs to the net loss, was $0.1 million from 2022 when compared to 2021.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $0.3 million during the six months ended June 30, 2022, compared to $1.5 million in cash provided by investing activities during the same period in 2021, a decrease of $1.8 million. The decrease in cash provided in investing activities during 2022 was primarily due to the decrease in cash received of $1.9 million from the proceeds from notes receivable in 2021 and a $0.2 million decrease in cash received for the sale of property and equipment offset by a $0.3 million increase in acquisition net of cash acquired.

Net Cash Provided by Financing Activities

Net cash used in financing activities was $0.5 million during the six months ended June 30, 2022, compared to $0.7 million provided by financing activities during the same period in 2021. The $1.2 million decrease to net cash provided by financing activities was primarily attributable to $0.5 million in repayment of a PPP loan in the current year, $0.5 million in proceeds from a PPP loan and $0.2 million in proceeds from the exercise of warrants for cash in the prior year.

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

Since receiving the 2021 PPP Loan and learning that the principal amount of the loan and accrued interest had been forgiven, The Company determined that the Company should not have removed the loan obligation and recorded approximately $0.5 million of other income in the financial statements as of December 31, 2021, and for the year then ended. As a result, the Company has repaid the loan together with processing fees and interest.

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). Under the Business Loan, the Company will make monthly installment payments, including principal and interest, of $1,754. Payments are to begin 18 months from the date of the loan. The balance of principal and interest is payable 30 years from July 20, 2021. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The Business Loan contains other standard provisions that are customary of loans of this type.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000, $100,000 of which was recorded in accrued liabilities at June 30, 2022. The remaining $249,000 is to be paid in 12 equal monthly installments beginning September 1, 2022. The related party debt in not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of June 30, 2022, the line of credit with Wells Fargo had an outstanding balance of $48,707.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those policies for the three months ended June 30, 2022. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2022. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

2.1*+	Stock Purchase Agreement		Form 8-K (Exhibit 2.1)	07/06/22	001-33624
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	A portion of Exhibit 10.1 has been omitted as it contains information that (i) is not material and (ii) would be competitively harmful if publicly disclosed.

* Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

+ A portion of Exhibit 2.1 has been omitted as it contains information that (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: August 12, 2022	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

