Form 10-Q
period 2022-09-30
Sintx Technologies, Inc.
filed 2022-11-14
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

51,933,095 shares of common stock, $0.01 par value, were outstanding at November 9, 2022.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$4,779	$14,273
Account and other receivables, net of allowance	230	102
Prepaid expenses and other current assets	667	350
Inventories	326	303
Other current assets	46	-
Total current assets	6,048	15,028

Inventories	423	294
Property and equipment, net	5,493	4,025
Intangible assets, net	27	31
Operating lease right of use asset	2,491	2,385
Other long-term assets	81	77
Total assets	$14,563	$21,840

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$289	$242
Accrued liabilities	1,554	1,150
Current portion of debt	5	509
Current portion of related party debt	163	-
Derivative liabilities	139	347
Current portion of operating lease liability	720	500
Other current liabilities	2	-
Total current liabilities	2,872	2,748

Debt, net of current portion	393	-
Related party debt, net of current portion	72	-
Operating lease liability, net of current portion	1,811	1,898
Total liabilities	5,148	4,646

Commitments and Contingencies

Stockholders’ Equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of September 30, 2022 and December 31, 2021.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 and 51 shares issued and outstanding as of September 30, 2022 and December 31, 2021 respectively.	-	-

Common stock, $0.01 par value, 250,000,000 shares authorized; 24,729,289 and 24,710,574 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.	247	247
Additional paid-in capital	267,666	267,364
Accumulated deficit	(258,498)	(250,417)
Total stockholders’ equity	9,415	17,194
Total liabilities and stockholders’ equity	$14,563	$21,840

The condensed consolidated balance sheet as of December 31, 2021, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$173	$239	$354	$441
Grant and contract revenue	253	-	442	-
Total revenue	426	239	796	441
Costs of revenue	89	190	235	324
Gross profit	337	49	561	117
Operating expenses:
Research and development	1,523	1,603	4,651	4,402
General and administrative	1,069	933	2,918	2,791
Sales and marketing	291	338	1,023	953
Grant and contract expenses	247	-	423	-
Total operating expenses	3,130	2,874	9,015	8,146
Loss from operations	(2,793)	(2,825)	(8,454)	(8,029)
Other income (expenses):
Interest expense	(4)	(1)	(12)	(2)
Interest income	5	3	8	99
Loss on disposal of assets	-	-	(1)	-
Change in fair value of derivative liabilities	60	481	208	225
Forgiveness of PPP loan	-	-	-	391
Other income, net	8	(1)	170	141
Total other income (expense), net	69	482	373	854
Net loss before income taxes	(2,724)	(2,343)	(8,081)	(7,175)
Provision for income taxes	-	-	-	-
Net loss	$(2,724)	$(2,343)	$(8,081)	$(7,175)

Net loss per share – basic and diluted
Basic – net loss	$(0.11)	$(0.09)	$(0.33)	$(0.29)
Diluted –net loss	$(0.11)	$(0.11)	$(0.33)	$(0.29)
Weighted average common shares outstanding:
Basic	24,724,792	24,703,156	24,717,904	24,686,533
Diluted	25,086,999	25,069,343	25,084,092	25,097,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	26	$-	51	$-	24,552,409	$245	$266,666	$(241,107)	$25,804
Stock based compensation	-	-	-	-	-	-	36	-	36
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	-	-	195	-	195
Issuance of common stock upon exercise of warrants for cash	-	-	-	-	130,275	2	194	-	196
Issuance of common stock from the cashless exercise of warrants	-	-	-	-	1,890	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,633)	(2,633)
Balance as of March 31, 2021	26	-	51	-	24,684,574	247	267,091	(243,740)	23,598
Stock based compensation	-	-	-	-	15,500	-	80	-	80
Net loss	-	-	-	-	-	-	-	(2,199)	(2,199)
Balance as of June 31, 2021	26	-	51	-	24,700,074	247	267,171	(245,939)	21,479
Stock based compensation	-	-	-	-	6,000	-	104	-	104
Net loss	-	-	-	-	-	-	-	(2,343)	(2,343)
Balance as of September 30, 2021	26	$-	51	$-	24,706,074	$247	$267,275	$(248,282)	$19,240

	Preferred B Stock		Preferred C Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	26	$-	51	$-	24,710,574	$247	$267,364	$(250,417)	$17,194
Stock based compensation	-	-	-	-	3,000	-	102	-	102
Net loss	-	-	-	-	-	-	-	(2,845)	(2,845)
Balance as of March 31, 2022	26	-	51	-	24,713,574	247	267,466	(253,262)	14,451
Stock based compensation	-	-	-	-	6,000	-	88	-	88
Acquisition of subsidiary	-	-	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	-	-	(2,512)	(2,512)
Balance as of June 30, 2022	26	-	51	-	24,719,574	247	267,576	(255,774)	12,049
Stock based compensation	-	-	-	-	9,039	-	90	-	90
Common stock issued on conversion of preferred stock	-	-	(1)	-	676	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,724)	(2,724)
Balance as of September 30, 2022	26	$-	50	$-	24,729,289	$247	$267,666	$(258,498)	$9,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine months Ended September 30,
	2022	2021
Cash Flow From Operating Activities
Net loss	$(8,081)	$(7,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	237	119
Amortization of right of use asset	441	331
Amortization of intangible assets	4	3
Non-cash interest income	-	(88)
Stock based compensation	280	220
Change in fair value of derivative liabilities	(208)	(225)
Forgiveness of PPP loan	-	(391)
Loss (gain) on disposal of property and equipment	1	(144)
Bad debt expense	(2)	-
Changes in operating assets and liabilities:
Trade accounts receivable	66	(140)
Prepaid expenses and other current assets	(346)	(177)
Inventories	(151)	(203)
Accounts payable and accrued liabilities	25	417
Other liabilities	(32)	-
Payments on operating lease liability	(414)	(294)
Net cash used in operating activities	(8,180)	(7,747)
Cash Flows From Investing Activities
Purchase of property and equipment	(1,109)	(3,210)
Proceeds from notes receivable, net of imputed interest	-	1,944
Cash acquired in acquisition (see Note 2)	303	-
Proceeds from sale of property and equipment	1	144
Net cash used in investing activities	(805)	(1,122)
Cash Flows From Financing Activities
Proceeds from issuance of common stock in connection with exercise of warrants	-	196
Proceeds from issuance of debt	-	510
Payments on debt	(509)	(5)
Net cash provided by (used in) financing activities	(509)	701
Net decrease in cash and cash equivalents	(9,494)	(8,168)
Cash and cash equivalents at beginning of period	14,273	25,351
Cash and cash equivalents at end of period	$4,779	$17,183

Noncash Investing and Financing Activities
Right-of-Use Assets and assumption of operating lease liability	$27	$918
Extinguishment of derivative liabilities through exercise of warrants	-	195
Acquisition of subsidiary through assumption of debt (see Note 2)	22	-
Supplemental Cash Flow Information
Cash paid for interest	$32	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Organization

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”) and SINTX TA&T, Inc. (TA&T), which are collectively referred to as “we” or “the Company”. SINTX was incorporated in the state of Delaware on December 10, 1996 (and was previously known as Amedica Corporation). The Company is an OEM advanced ceramics materials company focused on providing solutions in a variety of medical, industrial, and antipathogenic applications. SINTX is a 25-year-old company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields, and this has enabled the Company to focus on core competencies. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures ceramic powders and components in its Salt Lake City and Maryland facilities. The SINTX Salt Lake City facility is FDA and ANVISA registered, ISO 13485:2016 certified, and ASD9100D certified. The Company’s products are primarily sold in the United States.

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

The Company’s initial focus was the development and commercialization of products made from silicon nitride for use in spinal fusion and hip and knee replacement applications. SINTX believes it is the first and only manufacturer to use silicon nitride in medical applications primarily focused on spine fusion therapies. Since then, we have developed other applications for our silicon nitride technology as well as utilized our expertise in the use of ceramic materials in other applications. In July 2021, the Company acquired the equipment and obtained certain proprietary know-how rights with which it intends to develop, manufacture, and commercialize protective armor from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. The protective armor operations are housed in SINTX Armor. In June 2022, the Company acquired Technology Assessment and Transfer, Inc. (TA&T), a nearly 40-year-old business with a mission to transition advanced materials and process technologies from a laboratory environment to commercial products and services (see Note 2).

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of September 30, 2022, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the nine months ended September 30, 2022, and 2021, the Company incurred a net loss of $8.1 million and $7.2 million, respectively, and used cash in operating activities of $8.2 million and $7.7 million, respectively. The Company had an accumulated deficit of $258.5 million and $250.4 million as of September 30, 2022, and December 31, 2021, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $2.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2023. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of September 30, 2022, there have been no sales of shares of common stock under the 2021 Distribution Agreement.

On October 17, 2022, the Company closed on the sale of 4,656 Units for gross proceeds of approximately $4.7 million pursuant to the terms of a Rights Offering to holders of the Company’s common stock, Series B and Series C preferred stock and holders of certain outstanding common stock warrants. See Subsequent Events below for a more detailed discussion of the Rights Offering.

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

Grant Revenue

Revenues from grants, contracts, and awards provided by governmental agencies are recorded based upon the terms of the specific grant agreements, which generally provide that revenue is earned when the allowable costs specified in the applicable grant agreement have been incurred. Cash received from federal grants and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required.

Grant, contract, and award receivables relate to allowable amounts expended or otherwise incurred in connection with the terms of a grant or award and for which reimbursement or draw upon the grant funds have not yet taken place.

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

New Accounting Pronouncements Not Yet Adopted

In August 2020, the Financial Statement Accounting Board (the “FASB”) issued ASU 2020-06 which simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. For contracts in an entity’s own equity, the new guidance eliminates some of the current requirements for equity classification such as the requirement that settlement in unregistered shares is permitted. In addition, the new guidance reduces the number of accounting models that require separating embedded conversion features from convertible instruments, including eliminating the requirement to recognize a beneficial conversion feature if the conversion feature is in the money and does not require bifurcation as a derivative liability. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance is effective for the Company for annual periods beginning after December 15, 2023, and interim periods within that year, with early adoption permitted. The Company plans to adopt the new standards January 1, 2023. The adoption of this standard will result in certain warrants currently classified as fair value liabilities to be reclassified within stockholder’s equity. We are currently assessing any other impact that adoption will have on our financial position and results of operations.

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

The Purchase Agreement sets forth approximately $760,000, including accrued interest, in loan obligations that the Company agreed to assume in connection with the purchase. Further, the Purchase Agreement provides for potential earnout payments to the sellers on the achievement of certain pre-determined gross revenue targets by TA&T for calendar years 2022 and 2023. Earnouts, if any, will be expensed as incurred , as management does not expect the earnouts to be achieved.

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

Liabilities and net assets acquired
Current liabilities
Accounts payable	105
Accrued liabilities	241
Current portion of debt	6
Current portion of related party debt	242
Current portion of operating lease liability	179
Total current liabilities	773

Debt, net of current portion	393
Related party debt, net of current portion	107
Operating lease liability, net of current portion	342
Total liabilities	1,615

Net assets acquired	$22

The following proforma unaudited revenue and net loss are presented as if the acquisition had been included in the consolidated results of the Company for the nine months ended September 30, 2022 (in thousands).

Nine Months Ended September 30, 2022
Revenue	$1,385
Net loss	$(8,097)

No amounts are included in the condensed consolidated statement of operations relating to TA&T for the six months ended June 30, 2022, as the transaction was closed the end of day June 30, 2022. TA&T’s operations are included in the Company’s condensed consolidated statement of operations beginning July 1, 2022.

3. Basic and Diluted Net Loss per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. For the nine months ended September 30, 2022, there is no difference in the number of shares and net loss used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive. The Company had potentially dilutive securities, totaling approximately 2.4 million and 1.8 million as of September 30, 2022, and 2021, respectively.

Below are basic and diluted loss per share data for the three months ended September 30, 2022, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,724)	$(60)	$(2,784)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(2,724)	$(60)	$(2,784)

Denominator:
Number of shares used in per common share calculations:	24,724,792	362,207	25,086,999

Net loss per common share:
Net loss	$(0.11)	$-	$(0.11)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.11)	$-	$(0.11)

Below are basic and diluted loss per share data for the nine months ended September 30, 2022, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(8,081)	$(208)	$(8,289)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(8,081)	$(208)	$(8,289)

Denominator:
Number of shares used in per common share calculations:	24,717,904	366,188	25,084,092

Net loss per common share:
Net loss	$(0.33)	$-	$(0.33)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.33)	$-	$(0.33)

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

Below are basic and diluted loss per share data for the nine months ended September 30, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(7,175)	$(225)	$(7,400)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(7,175)	$(225)	$(7,400)

Denominator:
Number of shares used in per common share calculations:	24,686,533	410,605	25,097,138

Net loss per common share:
Net loss	$(0.29)	$-	$(0.29)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.29)	$-	$(0.29)

4. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$509	$411
WIP	148	134
Finished goods	92	52
	$749	$597

As of September 30, 2022, inventories totaling approximately $0.3 million and $0.4 million were classified as current and long-term, respectively. As of December 31, 2021, inventories totaling approximately $0.3 million and $0.3 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of September 30, 2022, that management estimates will be sold or used by September 30, 2023.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of September 30, 2022, and December 31, 2021. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022, and December 31, 2021 (in thousands):

	Fair Value Measurements as of September 30, 2022
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$139	$139

	Fair Value Measurements as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$347	$347

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2022, and 2021. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2022, and 2021 (in thousands):

Common Stock Warrants
Balance as of December 31, 2020	$(1,238)
Change in fair value	225
Exercise of warrants	195
Balance as of September 30, 2021	$(818)

Balance as of December 31, 2021	$(347)
Change in fair value	208
Balance as of September 30, 2022	$(139)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of September 30, 2022, and December 31, 2021, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability as of September 30, 2022, and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Weighted-average risk-free interest rate	3.33%-4.22%	0.06%-0.97%
Weighted-average expected life (in years)	0.32-2.36	0.07-3.10
Expected dividend yield	-%	-%
Weighted-average expected volatility	81.9%-121.7%	71.5%-126.5%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Payroll and related expense	$673	$724
Accrued payables	321	-
Other	560	426
	$1,554	$1,150

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

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the Personal Loans”). The total amount of the Personal Loans at September 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of September 30, 2022, the related party debt had an outstanding balance of $235,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of September 30, 2022, the line of credit with Wells Fargo had an outstanding balance of $47,000.

8. Equity

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company’s instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the 2021 Distribution Agreement and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $2.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2023. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of September 30, 2022 there have been no sales of shares of common stock under the 2021 Distribution Agreement.

On October 17, 2022, the Company closed on the sale of 4,656 Units for gross proceeds of approximately $4.7 million pursuant to the terms of a Rights Offering to holders of the Company’s common stock, Series B and Series C preferred stock and holders of certain outstanding common stock warrants. See Subsequent Events below for a more detailed discussion of the Rights Offering. See Note 13.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended September 30, 2022, and 2021 is as follows:

		September 30, 2022
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2021	833,892	$3.91	8.7	87,553
Granted	357,000	0.45	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(3)	139,237.86	-	-
As of September 30, 2022	1,190,889	$2.38	8.4	$-
Exercisable at September 30, 2022	537,246	$4.64	7.8	$-
Vested and expected to vest at September 30, 2022	1,105,071	$2.48	8.4	$-

		September 30, 2021
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2020	465,393	$5.53	9.3	-
Granted	368,500	1.93	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of September 30, 2021	833,893	$3.98	8.9	$417,164
Exercisable at September 30, 2021	221,834	$12.26	8.6	$-
Vested and expected to vest at September 30, 2021	833,893	$3.98	8.9	$417,164

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees and non-employees during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company granted stock options with an estimated fair value of approximately $0.2 million.

September 30, 2022
Weighted-average risk-free interest rate	1.70%
Weighted-average expected life (in years)	5.5
Expected dividend yield	-%
Weighted-average expected volatility	131.1%

Of the 357,000 options granted during the nine months ended September 30, 2022, 60,000 were to non-executive members of the board of directors. Of the 1,190,889 options outstanding as of September 30, 2022, 355,000 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of September 30, 2022, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$431	1.5
Stock grants	$32	1.7

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

As of September 30, 2022, the consolidated operating lease right-of-use assets totaled approximately $2.5 million, and the operating lease liability totaled approximately $2.5 million. Non-cash operating lease expense during the nine months ended September 30, 2022 and 2021, totaled approximately $0.4 and $0.3 million, respectively. As of September 30, 2022, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Operating lease future minimum payments together with the present values as of September 30, 2022, are summarized as follows:

Years Ending December 31,	September 30, 2022
2022	$213
2023	870
2024	896
2025	194
2026	127
Thereafter	669
Total future minimum lease payments	2,969
Less amounts representing interests	(438)
Present value of lease liability	2,531

Current-portion of operating lease liability	720
Long-term portion operating lease liability	$1,811

13. Subsequent Events

Rights Offering

On October 17, 2022, the Company completed a rights offering (the “Rights Offering”) to holders of the Company’s Series B Preferred Shares, Series C Preferred Shares, and warrants issued March 6, 2018, May 8, 2018, May 14, 2018, and February 6, 2020 (collectively, the “Security Holders”) for subscriptions of 4,656 rights resulting in gross proceeds to the Company of approximately $4.7 million. Under the Rights Offering, the Company distributed to the Security Holders, at no charge, one non-transferable subscription right for each share of common stock, share of Series B Preferred Stock, share of Series C Preferred Stock, and each participating warrant (on an as-if-converted-to-common-stock basis) held on the record date, September 23, 2022. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series D Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into shares of SINTX’s common stock at a conversion price equal to $0.15102 (the “Conversion Price”)), and 2,713 common stock purchase warrants expiring five years from the date of issuance, which we refer to as the Class A Warrants, and (iii) 2,713 common stock purchase warrants expiring three years from the date of issuance, which we refer to as the Class B Warrants and, together with the Class A Warrants, the Warrants with each warrant exercisable for one share of common stock at an exercise price of $0.15102 per share.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Product revenue	$173	$239	$(66)	-28%	$354	$441	$(87)	-20%
Grant and contract revenue	253	-	253	100%	442	-	442	100%
Total revenue	426	239	187	78%	796	441	355	80%
Cost of revenue	89	190	(101)	-53%	235	324	(89)	-27%
Gross profit	337	49	288	588%	561	117	444	379%

Operating expenses:
Research and development	1,523	1,603	(80)	-5%	4,651	4,402	249	6%
General and administrative	1,069	933	136	15%	2,918	2,791	127	5%
Sales and marketing	291	338	(47)	-14%	1,023	953	70	7%
Grant and contract expenses	247	-	247	100%	423	-	423	100%
Total operating expenses	3,130	2,874	256	9%	9,015	8,146	869	11%
Loss from operations	(2,793)	(2,825)	32	-1%	(8,454)	(8,029)	(425)	5%
Other income (expense)	69	482	(413)	-86%	373	854	(481)	-56%
Net loss before taxes	(2,724)	(2,343)	(381)	16%	(8,081)	(7,175)	(906)	13%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(2,724)	$(2,343)	$(381)	16%	$(8,081)	$(7,175)	$(906)	13%

Revenue

For the three months ended September 30, 2022, and 2021 total product revenue was relatively unchanged at $0.2 million. During the quarter ended September 30, 2022 the Company received grant and contract revenue of $0.3 million. Grant and contract revenue did not exist during the same period of the prior year.

For the nine months ended September 30, 2022, and 2021 total product revenue was relatively unchanged at $0.4 million. During the quarter ended September 30, 2022 the Company received grant and contract revenue of $0.4 million. Grant and contract revenue did not exist during the same period of the prior year.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2022, our cost of revenue decreased $0.1 million, or 53%, as compared to the same period in 2021. This decrease is primarily attributed to a decrease in product revenue, and a change in the mix of products being sold. Gross profit increased $0.3 million or 588%. This increase in gross profit is attributed to the increase in grant and contract revenue. Gross profit margin percentage totaled 79% and 21% for the three months ended September 30 for 2022 and 2021, respectively.

For the nine months ended September 30, 2022, our cost of revenue decreased $0.1 million, or 27%, as compared to the same period in 2021. This decrease is primarily attributed to a decrease in product revenue. Gross profit increased $0.4 million or 379%. This increase in gross profit is attributed to the increase in grant and contract revenue. Gross profit margin percentage totaled 70% and 27% for the nine months ended September 30 for 2022 and 2021, respectively.

Research and Development Expenses

For the three months ended September 30, 2022, research and development expenses increased by $0.1 million, or 5%, as compared to the same period in 2021. This increase was primarily attributable to a general increase in products and services due to price inflation.

For the nine months ended September 30, 2022, research and development expenses increased $0.2 million, or 6%, as compared to the same period in 2021. This increase was primarily attributable to a general increase in products and services due to price inflation.

General and Administrative Expenses

For the three months ended September 30, 2022, general and administrative expenses increased $0.1 million, or 15%, as compared to the same period in 2021. This increase is primarily due to the increase in patent application expenses.

For the nine months ended September 30, 2022, general and administrative expenses increased $0.1 million, or 5%, as compared to the same period in 2021. This increase is primarily due to the increase in patent application expenses.

Sales and Marketing Expenses

For the three months ended September 30, 2022, sales and marketing expenses decreased $0.1 million, or 14%, as compared to the same period in 2021. The decrease is primarily attributable to a decrease in outside consulting services.

For the nine months ended September 30, 2022, sales and marketing expenses increased $0.1 million, or 7%, as compared to the same period in 2021. This increase was primarily attributable to an overall increase in marketing activities to generate interest in and exposure to the Company’s potential new product lines.

Grant and Contract Expenses

For the three months ended September 30, 2022, the Company incurred grant and contract expenses of $0.2 million. The Company had no grant and contract expenses for the same period in 2021 due to the Company being awarded federal grant and contract income subsequent to the third quarter of 2021 (and incurring related grant and contract expense during 2022 and incurring none during 2021).

For the nine months ended September 30, 2022, the Company incurred grant and contract expenses of $0.4 million. The Company had no grant and contract expenses for the same period in 2021 due to the Company being awarded federal grant and contract income subsequent to the third quarter of 2021 (and incurring related grant and contract expense during 2022 and incurring none during 2021).

Other Income, Net

For the three months ended September 30, 2022, other income decreased $0.4 million, or 86%, as compared to the same period in 2021. This decrease was primarily due to the incurring of a change in the fair value of the derivative liabilities in the amount of $0.4 million.

For the nine months ended September 30, 2022, other income decreased $0.5 million, or 56%, as compared to the same period in 2021. This decrease was primarily due to other income of $0.4 million associated with the forgiveness of the 2020 PPP Loan in the prior year and a change in interest income of $0.1 million.

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

For the nine months ended September 30, 2022, and 2021, the Company incurred a net loss of $8.1 million and $7.2 million, respectively, and used cash in operating activities of $8.1 million and $7.7 million, respectively. The Company had an accumulated deficit of $258.5 million and $250.4 million as of September 30, 2022, and December 31, 2021, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of its our common stock, $0.01 par value per share, having an aggregate offering price of up to $2.0 million through Maxim, as agent. No shares have been sold under the 2021 Distribution Agreement as of September 30, 2022.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(8,180)	$(7,747)
Net cash provided by (used in) investing activities	(805)	(1,122)
Net cash provided by (used in) financing activities	(509)	701
Net decrease in cash	$(9,494)	$(8,168)

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.1 million during the nine months ended September 30, 2022, compared to $7.7 million used during the nine months ended September 30, 2021, an increase of $0.4 million. The increase in cash used for operating activities during 2022 was primarily due to changes in the movement of working capital items during 2022 as compared to the same period in 2021 as follows: a $0.4 million increase in cash used in accounts payable, a $0.2 million increase in cash used in prepaid expenses, a $0.1 million increase in cash used in payments on operating lease liability, all offset by a $0.2 million increase in cash provided by accounts receivable, and a $0.1 million decrease in cash used in inventory.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.8 million during the nine months ended September 30, 2022, compared to $1.1 million in cash provided by investing activities during the same period in 2021, a decrease of $0.3 million. The decrease in cash used in investing activities during 2022 was primarily due to a $2.1 million decrease in cash used to obtain property and equipment, a $0.3 million increase in acquisition net of cash acquired, offset by the decrease in cash received of $1.9 million from the proceeds from notes receivable in 2021 and a $0.2 million decrease in cash received for the sale of property and equipment.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $0.5 million during the nine months ended September 30, 2022, compared to $0.7 million provided by financing activities during the same period in 2021. The $1.2 million decrease to net cash provided by financing activities was primarily attributable to $0.5 million in repayment of a PPP loan in the current year, $0.5 million in proceeds from a PPP loan and $0.2 million in proceeds from the exercise of warrants for cash in the prior year.

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

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the Personal Loans”). The total amount of the Personal Loans at September 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000, $100,000 of which was recorded in accrued liabilities at September 30, 2022. The remaining $249,000 is to be paid in 12 equal monthly installments beginning September 1, 2022. The related party debt in not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of September 30, 2022, the line of credit with Wells Fargo had an outstanding balance of $47,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to those policies for the three months ended September 30, 2022. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2022. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

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

SINTX Technologies, Inc.

Date: November 14, 2022	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

