Form 10-K
period 2022-12-31
Sintx Technologies, Inc.
filed 2023-03-29
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,677,442.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 24, 2023 was 3,924,336.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. SINTX Technologies, Inc. (“we”, “us”, “ourselves”, “the Company”) has tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “will,” “aim,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly and annual results, our ability to manage our growth, our ability to achieve and sustain profitability, demand for our products, our ability to compete successfully, our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

SUMMARY OF PRINCIPAL RISK FACTORS

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Related to Our Capital Resources and Impairments

●	We will require additional financing and our failure to obtain additional funding would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital by issuing securities or through debt financings or licensing arrangements may dilute existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Risks Related to Our Business and Strategy

●	We have incurred net losses since our inception and may never achieve or sustain profitability.
●	Our success depends on our ability to successfully commercialize advanced ceramic products for biomedical, technical, and antipathogenic applications, which to date have experienced only limited market acceptance and which we may not be able to successfully commercialize.
●	We may not be able to compete effectively against the larger, well-established companies that dominate these markets or emerging and small innovative companies seeking to increase their share of the market.
●	We depend on CTL Medical’s ability to sell the spinal fusion products we manufacture. If CTL Medical is not able to sell such products, our business and operating results will be adversely affected.
●	If we are unable to manufacture our advanced ceramic products on a timely basis consistent with our quality standards, our results of operation will be adversely impacted.
●	We depend on a limited number of third-party suppliers for key raw materials, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.
●	Part of our strategy is to establish and develop OEM partnerships and arrangements, which subjects us to various risks.
●	If hospitals and other healthcare providers are unable to obtain coverage or adequate reimbursement for procedures performed with our products, it is unlikely our products will be widely used.
●	Prolonged negative economic conditions in domestic and international markets may adversely affect us and could harm our financial position.
●	We are dependent on our senior management team, engineering team, and external advisors, and the loss of any of them could harm our business.
●	Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to business disruptions, data loss, litigation and liability, and our reputation and operating results could be significantly harmed.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

●	Contracting with government entities exposes us to additional risks and regulatory requirements.
●	We cannot be certain that we will be able to obtain regulatory clearance or approval and thereafter commercialize our biomedical or antipathogenic product candidates in a timely manner or at all.

●	We have little experience conducting clinical trials, they may proceed more slowly than anticipated, and we cannot be certain that our product candidates will be shown to be safe and effective for human use.
●	Our current and future relationships with third-party payers and current and potential customers in the United States and elsewhere may be subject, directly or indirectly, to various laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	U.S. federal income tax reform could adversely affect us.
●	Legislation may increase the difficulty and cost for us to obtain and monitor regulatory approval or clearance of our product candidates and affect the prices we may obtain for our products.

Risks Related to Our Intellectual Property and Litigation

●	If our patents, trade secrets and contractual provisions are inadequate to protect our intellectual property, we may not be able to successfully commercialize our products or operate our business profitably.
●	We have no patent protection covering the composition of matter for our solid silicon nitride or components of the related manufacturing process, and competitors may create formulations or processes substantially similar to ours.
●	We could become subject to intellectual property litigation that could consume significant amounts of our resources and adversely affect our business and results of operations.
●	We may be subject to damages resulting from claims that we have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition agreements with our competitors or non-solicitation agreements.
●	If our advanced ceramic products or our product candidates’ conflict with the rights of others, we may not be able to manufacture or market our products or product candidates.

Risks Related to Potential Litigation from Operating Our Business

●	We may become subject to potential product liability claims or claims relating to our improper handling, storage or disposal of biological or hazardous materials, which could be time consuming and costly.

Risks Related to Public Companies

●	We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

PART I

ITEM 1.	BUSINESS

Overview – SINTX Technologies

SINTX Technologies is a 26-year-old advanced ceramics company formed in December 1996, focused on providing solutions in a variety of biomedical, technical, and antipathogenic applications. We have grown from focusing primarily on the research, development and commercialization of medical devices manufactured with silicon nitride to becoming an advanced ceramics company engaged in diverse fields, including biomedical, technical and antipathogenic applications. This diversification enables us to focus on our core competencies which are the manufacturing, research, and development of products comprised from advanced ceramic materials for external partners. We seek to connect with new customers, partners and manufacturers to help them realize the goal of leveraging our expertise in advanced ceramics to create new, innovative products across these sectors.

SINTX Core Business

Biomedical Applications: Since its inception, SINTX has been focused on medical grade silicon nitride. SINTX biomedical products have been shown to be biocompatible, bioactive, antipathogenic, and to have superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the US, Europe, Brazil, and Taiwan. This established use, along with its inherent resistance to bacterial adhesion and bone affinity suggests that it may also be suitable in other fusion device applications such as arthroplasty implants, foot wedges, and dental implants. Bacterial infection of any biomaterial implants is always a concern. SINTX silicon nitride has been shown to be resistant to bacterial colonization and biofilm formation, making it antibacterial. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

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

In June 2022, we acquired Technology Assessment and Transfer, Inc. (TA&T), a nearly 40-year-old business with a mission to transition advanced materials and process technologies from a laboratory environment to commercial products and services. TA&T has supplied ceramics for use in several biomedical applications. These products were made via 3D printing and include components for surgical instruments as well as conceptual and prototype dental implants.

Technical Applications: It is our belief that our silicon nitride has the best combination of mechanical, thermal, and electrical properties of any technical ceramic material. It is a high-performance technical ceramic with high strength, toughness, and hardness, and is extremely resistant to thermal shock and impact. It is also an electrically insulating ceramic material. Typically, it is used in applications where high load-bearing capacity, thermal stability, and wear resistance are required. We have obtained AS9100D certification and ITAR registration to facilitate entry into the aerospace and protective armor markets.

We recently entered the ceramic armor market through the purchase of assets from B4C, LLC and a technology partnership with Precision Ceramics USA. We will develop and manufacture high-performance ceramics for personnel, aircraft, and vehicle armor including a 100% Boron Carbide material for ultimate lightweight performance in ballistic applications, and a composite material made of Boron Carbide and Silicon Carbide for exceptional multi-hit performance against ballistic threats. We have signed a 10-year lease at a building near our headquarters in Salt Lake City, Utah to house development and manufacturing activities for SINTX Armor.

TA&T’s primary area of expertise is material processing and fabrication know-how for a broad spectrum of monolithic ceramic, ceramic composite, and coating materials. Primary technologies include Additive Manufacturing (3D Printing) of ceramics and metals, low-cost fabrication of fiber reinforced ceramic matrix composites (CMCs) and refractory chemical vapor deposited (CVD) coatings, transparent ceramics for ballistic armor and optical applications, and magnetron sputtered (PVD) coatings for lubrication, wear resistance and environmental barrier coatings for CMCs. TA&T also provides a host of services that include 3D printing, PVD-CVD coatings, material processing-CMCs, CIP, PS, HP, HIP, and material characterization for powders and finished parts-TGA/DSC, PSD. SA, Dilatometry, UV-VIS and FTIR transmission, haze and clarity.

Antipathogenic Applications: Today, there is a global need to improve protection against pathogens in everyday life. SINTX believes that by incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks, filters, and wound care devices, it is possible to manufacture surfaces that inactivate pathogens, thereby limiting the spread of infection and disease. The discovery in 2020 that SINTX silicon nitride inactivates SARS-CoV-2, the virus which causes the disease COVID-19, has opened new markets and applications for our material and we have focused many of our resources on these opportunities.

We presently manufacture advanced ceramic powders and components in our manufacturing facilities based in Salt Lake City, Utah.

Our Products

Silicon Nitride

To control the quality, cost and availability of our silicon nitride products and product candidates, we operate our own silicon nitride manufacturing facility. Our 30,000 square foot corporate facility includes an 18,000 square foot FDA registered ISO 13485:2016 certified, and AS9100D certified manufacturing space. It is equipped with state-of-the-art powder processing, spray drying, pressing and computerized machining equipment, sintering furnaces, and other testing equipment that enables us to control the entire manufacturing process for our silicon nitride products and product candidates. All operations with the exception of raw material production are performed in-house. We purchase raw materials, consisting of silicon nitride ceramic powder and dopant chemical compounds, from several vendors which are ISO registered and approved by us. These raw materials are characterized and tested in accordance with our specifications and then blended to formulate our silicon nitride. We believe that there are multiple vendors that can supply us these raw materials and we continually monitor the quality and pricing offered by our vendors to ensure high quality and cost-effective supply of these materials.

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

We currently produce silicon nitride for use in our commercial products and product candidates in the following forms:

●	Solid Silicon Nitride. This form of silicon nitride is a fully dense, load-bearing solid which can be used for devices that require high strength, toughness, fracture resistance and low wear. Applications include medical devices – such as interbody spinal fusion implants – and non-medical such as electrical and aerospace components.

●	Porous Silicon Nitride. While this form of silicon nitride has a chemical composition that is identical to that of our monolithic solid silicon nitride, this formulation has a porous structure, which is engineered to mimic cancellous bone, the spongy bone tissue that typically makes up the interior of human bones. Our porous silicon nitride has interconnected pores ranging in size between about 90 and 600 microns, which is similar to that of cancellous bone. This form of silicon nitride can be used for the promotion of bone in-growth and attachment. We believe our porous silicon nitride can act as a substitute for the orthobiologics currently used to fill interbody devices in an effort to stimulate fusion, as a bone void filler, and as a porous scaffold for medical devices.

●	Silicon Nitride Powder. We can produce silicon nitride powder that is osteogenic and antipathogenic. This powder can then be utilized to produce composites or coatings.

●	Composite of Silicon Nitride and PEEK. We have demonstrated in the laboratory that it is possible to compound our silicon nitride powder and the polymer PEEK and that the ensuing composite material maintains the bioactive properties of silicon nitride. We have engaged academic and commercial partners to assist us in developing this technology and have received an NIH grant to assist in advancing this work. This composite material would allow the straightforward machinability of a complex device that would be more challenging to manufacture from silicon nitride alone.

●	Silicon Nitride Coating. With a similar chemical composition as our other forms of silicon nitride, this form of silicon nitride can be applied as an adherent coating to metallic substrates, including cobalt-chromium, titanium and steel alloys, polymers, and ceramics. We believe applying an extremely thin layer of silicon nitride as a coating may provide a highly wear-resistant articulation surface, such as on femoral heads, which may reduce problems associated with metal or polymer wear debris. We also believe that the silicon nitride coating can be applied to devices that require firm fixation and functional connections between the device or implant and the surrounding tissue, such as hip stems and screws. The use of silicon nitride coating may also create an antibacterial, antiviral, and antifungal barrier between the device and the adjacent bone or tissue. We are currently evaluating several different coating technologies.

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

Other Advanced Ceramic Products

Ceramic Armor

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

We have signed a 10-year lease at a building near our headquarters in Salt Lake City, Utah to house development and manufacturing activities for SINTX Armor. The Company has relocated the B4C assets from Dayton into this facility and has made necessary upgrades to the facility infrastructure to operate the equipment.

Technology Assessment and Transfer (“TA&T”)

TA&T’s primary area of expertise is material processing and fabrication know how for a broad spectrum of monolithic ceramic, ceramic composite, and coating materials. Primary technologies include Additive Manufacturing (3D Printing) of ceramics and metals, low-cost fabrication of fiber reinforced ceramic matrix composites (CMCs) and refractory chemical vapor deposited (CVD) coatings, transparent ceramics for ballistic armor and optical applications, and magnetron sputtered (PVD) coatings for lubrication, wear resistance and environmental barrier coatings for CMCs.

Our Competitive Strengths

We believe we can use our silicon nitride technology platform to become a leading advanced ceramic company and have the following principal competitive strengths:

●	Sole Provider of Silicon Nitride Medical Devices. We believe we are the only company that designs, develops, manufactures and sells medical grade silicon nitride-based products. Due to its key characteristics, we believe our silicon nitride enables us to offer new and transformative products across multiple medical specialties. In addition, with the FDA clearance of our silicon nitride Valeo products, we are the only company to develop and manufacture a ceramic for use in FDA cleared spinal fusion medical devices in the United States.

●	In-House Manufacturing Capabilities. We operate an 18,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. This operation complies with the FDA’s quality system regulation, or QSR, and is certified under the International Organization for Standardization’s, or ISO, standard 13485:2016 for medical devices. This facility allows us to rapidly design and produce silicon nitride products while controlling the entire manufacturing process from raw material to finished components. We have signed a 10-year lease at a building near its headquarters in Salt Lake City, Utah to house development and manufacturing activities for SINTX Armor. TA&T operates out of two facilities in Millersville, MD totaling 15,840 square feet.

●	Extensive Network of Scientific Collaborators. We have developed strong, multi-year, collaborative relationships with surgeons who have used our products. These surgeons have supported us in collecting clinical data on silicon nitride and on reporting the successful patient outcomes they have observed. We also have long standing relations with university laboratories in Japan and the US and participate in a European consortium on silicon nitride.

●	Highly Experienced Management and Technical Advisory Team. Members of our management team have extensive experience in silicon nitride, ceramics, research and development, manufacturing and operations, product development, launching of new silicon nitride products into multiple industries. We also collaborate with a network of leading technical advisors in the design, development and use of our silicon nitride products and product candidates.

Our Strategy

Our goal is to become a leading advanced ceramics company. Key elements of our strategy to achieve this goal are the following:

●	Develop new products with anti-pathogenic properties, including inactivation of the SARS-CoV-2 virus, utilizing our silicon nitride technology. We have conducted multiple tests over the last nine years which have identified and verified the antipathogenic properties of our silicon nitride powders, fully dense components, and silicon nitride-containing composites. Our research has explored the fundamental mechanisms responsible for these antipathogenic properties with the objective of developing commercial products and revenue from them. We have several partnerships exploring opportunities in face masks, filters, wound care, and coatings.

●	Develop additional commercial opportunities outside of the medical device market. We have pursued the development of non-medical uses for our silicon nitride since selling the retail spine business in 2018. In 2019, we became ITAR-registered and obtained AS9100D certification of our quality management system. We have hired experienced business development employees to identify new markets and applications for our materials and develop commercial relationships. We made the first shipments of non-medical products in our history in 2020, and several of these have transitioned from prototype to regular production orders. The launch of SINTX Armor will generate revenue from new products. The acquisition of TA&T brings revenue from multiple markets that we have previously not participated in.

●	Develop new silicon nitride manufacturing technologies. Our current manufacturing process has allowed us to successfully produce spinal implants for over 10 years. We have made advancements in our processes – including the purchase of new manufacturing equipment – which we have leveraged to develop new porous and textured implants. In 2021, SINTX purchased new equipment for its research and development team to develop new composite products of silicon nitride with rigid polymers and fabrics. We have received three NIH grants over the last fifteen months in order to develop 3D printed silicon nitride / polymer implantable medical devices.

●	Apply our silicon nitride technology platform to new medical opportunities. We believe our biomaterial expertise, flexible manufacturing process, and strong intellectual property will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using silicon nitride and our technology platform to improve their characteristics. We are seeking partnerships to utilize our capabilities and manufacture products for medical OEM and private label partnerships. We see specific opportunities in markets such as foot and ankle, dental, maxillofacial, and arthroplasty.

Market Opportunity

Biomedical

We believe our silicon nitride biomaterial technology platform provides us with numerous competitive advantages in the biomaterials market. We manufacture interbody spinal fusion devices for CTL Amedica and have approximately 5 years remaining of a 10-year exclusive right to continue to manufacture them for CTL Amedica. We are developing products on our own behalf and for third party manufacturers – including CTL – for use as components in spine, total hip and knee joint replacements, as well as dental and maxillofacial applications. We believe we can also utilize our silicon nitride technology platform to develop future products in additional medical and non-medical markets.

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

Technical Ceramics

We believe there is significant potential for us to leverage our experience and operational discipline with silicon nitride spinal implants and enter non-medical markets for technical ceramics. The excellent mechanical, electrical, and thermal properties of our silicon nitride make it ideal for highly demanding applications in aerospace, welding, and other industrial applications. Our AS9100D certification and ITAR registration for the silicon nitride factory have allowed us to obtain orders for aerospace components – initially prototype orders which have now become regular production orders. Furthermore, there are few US-based manufacturers of silicon nitride which means there are limited options for those markets that require domestically produced material.

Since announcing our intent to enter the ceramic armor market in 2021, we have received many inquiries for aircraft, vehicle, and body armor. The war in Ukraine has further increased the worldwide need for ceramic armor. Our Salt Lake City armor facility will produce boron carbide and boron carbide/silicon carbide composite armor – materials which are some of the strongest, lightest weight options for ceramic armor. We are developing female-specific torso plates with a partner and expect this market to grow. We also have early-stage relationships with integrators for body armor and aircraft armor.

The acquisition of TA&T has brought well-established relationships with multiple US government agencies to produce new ceramic materials for leading-edge applications in aerospace and energy. TA&T has wide ranging manufacturing capabilities for ceramic coatings, 3D printed ceramics, and transparent ceramic armor. These technologies have been used in over a hundred government research contracts throughout TA&T’s history and are still utilized in the development of novel ceramic-matrix composites. We believe that we can successfully build on TA&T’s legacy, obtain new government contracts, and leverage its wide range of capabilities with materials and manufacturing technologies to increase revenue from non-government sources.

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

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, nondisclosure agreements, proprietary information ownership agreements and other intellectual property measures to protect our intellectual property rights. We believe that to have a competitive advantage, we must continue to develop and maintain the proprietary aspects of our technologies.

We have eleven issued U.S. patents, five foreign patents, eighteen pending U.S. non-provisional patent applications, no pending U.S. provisional patent applications, eighty-five pending foreign applications and six pending PCT patent applications. Our first issued patent expired in 2016, with the last of these patents expiring in 2039.

We have three U.S. patents directed to articulating implants using our high-strength, high toughness doped silicon nitride solid ceramic. These issued patents, which include US 7,666,229; US 9,051,639; and US 9,517,136 will expire in November 2023, September 2032, and March 2034, respectively.

We also have one U.S. patent related to our CSC technology that are directed to implants that have both a dense load-bearing, or cortical, component and a porous, or cancellous, component, together with a surface coating. The issued patent US 9,649,197 will expire in July 2035.

In addition, U.S. Patent No. 10,806,831 directed to antibacterial implants and U.S. Patent No. 11,191,787 directed to antipathogenic devices were recently issued which will expire in 2037 and 2039, respectively.

With respect to PCT patent application serial no. PCT/US2018/014781 directed to antibacterial biomedical implants, we entered the national stage in Europe, Australia, Brazil, Canada, China, Japan, Hong Kong, and South Korea as well as one divisional patent application filed in Europe and two divisional applications filed in Japan to seek potential patent protection for our proprietary technologies in those countries.

With respect to PCT patent application serial no. PCT/US2019/026789 directed to methods for improving the wear performance of ceramic-polyethylene or ceramic-ceramic articulation couples utilized in orthopaedic joint prostheses, we entered the national stage in Australia, Brazil, Canada, Europe, Japan, Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2019/048072 directed to antipathogenic devices and methods, we entered the national stage in Europe, Japan, Mexico, Australia, Brazil, Canada, South Korea, China, and India to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2020/037170 directed to methods of surface functionalization of zirconia-toughened alumina with silicon nitride, we entered the national stage in Europe, Australia, Brazil, Canada, China, India, Japan, and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2021/014725 directed to antifungal composites and methods thereof, we entered the national stage in Europe, Brazil, Japan, Australia, Canada, China, India, Mexico, and South Korea to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2021/027258 directed to antipathogenic face mask, we entered the national stage in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2021/027263 directed to systems and methods for rapid inactivation of SARS-CoV2 by silicon nitride, copper, and aluminum nitride, we entered the national stage in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2021/038364 directed to antipathogenic devices and methods thereof for antifungal applications, we entered the national stage in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2021/028975 directed to methods for laser coating of silicon nitride on a metal substrate, we entered the national stage in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no PCT/US2021/028641 directed to methods of silicon nitride laser cladding, we entered the national stage in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

In relation to the sale of our spine implant business to CTL Medical under the Asset Purchase Agreement dated September 5, 2018, we assigned our entire right to forty-eight (48) U.S. patents, two (2) foreign patents and three (3) pending patent applications from our patent portfolio to CTL Medical under that transaction. In addition, three (3) U.S. patents (U.S. patent nos. 9,399,309; 9,517,136; and 9,649,197) directed to silicon nitride manufacturing processes were licensed to CTL Medical under an irrevocable, fully paid-up, worldwide license for a ten-year term with CTL Medical also having a Right of First Negotiation to acquire these patents if SINTX decides to later sell these IP assets to a third party.

Our remaining issued patents and pending applications are directed to additional aspects of our products and technologies including, among other things:

●	designs for intervertebral fusion devices;

●	designs for hip implants;

●	designs for knee implants;

●	implants with improved antibacterial characteristics;

●	implants with improved wear performance and surface functionalization

●	antipathogenic, antibacterial, antimicrobial, antifungal, and antiviral compositions, devices, and methods; and

●	methods and systems for laser cladding, laser coating, and laser sintering of silicon nitride.

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

Employees

As of March 1, 2023, we had 41 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions. We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity.

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

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2022 was $6.2 million. In February 2023 we closed the public offering of $12 million of units consisting of shares of common stock, Pre-funded Warrants, Class C Warrants and Class D Warrants, resulting in net proceeds to us of approximately $10.9 million. We expect our current cash and cash equivalents will be sufficient to fund our operations through the first quarter of 2025. We will require substantial future capital in order to continue to continue operating our business, conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates.

We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates for spinal fusion, joint replacement and coated metals or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

●	future clinical trial results we may choose to conduct;

●	potential changes in government regulation; and

●	the timing and receipt of any regulatory approvals.

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

Raising additional capital by issuing securities or through debt financings or licensing arrangements will likely cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will likely be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business and Strategy

We have incurred net losses since our inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred substantial net losses since our inception. For the years ended December 31, 2022 and 2021 we incurred a net loss of $12.0 million and $9.3 million, respectively, and used cash in operations of $10.3 million and $10.1 million, respectively. We have an accumulated deficit of $262.5 and $250.4 million as of December 31, 2022 and 2021 respectively. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching new products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to manufacture products for CTL Medical and other OEM customers and research and develop and seek regulatory approvals for our product candidates.

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

Our current biomedical products and our future products may not be accepted by hospitals and surgeons and may not become commercially successful.

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

We continue to monitor the rapidly evolving situation and guidance from domestic and international authorities, including federal, state and local public health authorities, regarding the COVID-19 pandemic, and we may need to make changes to our business based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. Although the Company cannot reasonably estimate the length or severity of the impact that the pandemic will have on its financial results, the Company has experienced, and may continue to experience, a material adverse impact on its sales, results of operations, and cash flows in fiscal 2023.

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

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

Contracting with government entities exposes us to additional risks inherent in the government procurement process.

We provide products and services, directly and indirectly, to a variety of domestic government entities, which introduces certain risks, including extended sales and collection cycles, varying governmental budgeting processes and adherence to complex procurement regulations and other government-specific contractual requirements. We have been, are currently and may in the future be subject to audits and investigations relating to our government contracts and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, payment of fines and suspension or debarment from future government business, as well as harm to our reputation and financial results.

Changes in U.S. government defense spending could negatively impact our financial position, results of operations, liquidity and overall business.

U.S. government sales constitute a portion of our consolidated sales. Our U.S. government revenues largely result from contracts awarded under various U.S. government programs, primarily defense-related programs with the U.S. Department of Defense (DoD). Changes in U.S. government defense spending for various reasons, including as a result of potential changes in policy positions or priorities, could negatively impact our results of operations, financial condition and liquidity. Our programs are subject to U.S. government policies, budget decisions and appropriation processes which are driven by numerous factors including: (1) geopolitical events; (2) macroeconomic conditions; and (3) the ability of the U.S. government to enact relevant legislation, such as appropriations bills. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation, and the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and congress providing only enough funds for U.S. government agencies to continue operating at prior-year levels. Further, if the U.S. government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. government could default on its debts. As a result, U.S. government defense spending levels are subject to a wide range of outcomes and are difficult to predict beyond the near-term due to numerous factors, including the external threat environment, future governmental priorities and the state of governmental finances. Significant changes in U.S. government defense spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition and liquidity.

We design, manufacture and service products that incorporate advanced technologies; the introduction of new products and technologies involves risks and we may not realize the degree or timing of benefits initially anticipated; competition may reduce our revenues and segment share and limit our future opportunities.

We seek to achieve growth through the design, development, production, sale and support of innovative commercial products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; receiving regulatory approvals; execution of internal and external performance plans; availability of supplier and internally produced parts and materials; performance of suppliers and subcontractors; availability of supplier and internal facility capacity to perform maintenance, repair and overhaul services on our products; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends for our target end-customers (such as sustainable technologies, as described below); validation of innovative technologies; risks associated with the development of complex software; the level of customer interest in new technologies and products; and customer acceptance of products we manufacture or that incorporate technologies we develop. In addition, many of our products must adhere to strict regulatory and market-driven safety and performance standards in a variety of jurisdictions. The evolving nature of these standards, along with the long duration of development, production and aftermarket support programs, creates uncertainty regarding program profitability, particularly with our aircraft engine products. Development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the industries for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products or those of our customers or third party manufacturers that incorporate our products into theirs or our customers’ products, we may experience delays in completing the development and introduction of new products or we may experience the suspension of production after these products enter into service due to safety concerns. Delays and/or suspension of production could result in increased development costs or deflect resources from other projects. We operate in highly competitive industries and our competitors may have more extensive or more specialized engineering, manufacturing, marketing and servicing capabilities than we do. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Furthermore, our competitors, including our customers, may develop competing technologies which gain industry acceptance in advance of or instead of our products, or meet particular in-demand technological needs before us or with technology that is superior to our existing or new technologies. For example, the enhanced focus on climate change has increased demand for more environmentally sustainable products and services, as described below. Our competitors may develop sustainable products or services that are available to our customers before our products or services, or that are adopted more readily than our products or services. In addition, our competitors or customers might develop new technologies or offerings that might cause our existing technologies and offerings to become obsolete or otherwise decrease demand for our offerings. In addition, the possibility exists that competitors or customers will develop aftermarket services and aftermarket parts for our products that attract customers and adversely impact our return on investment on new products. If we are unable to continue to compete successfully against our current or future competitors in our core businesses, we may experience declines in revenues and industry segment share. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

Exports and imports of certain of our products are subject to various export control, sanctions and import regulations and may require authorization from regulatory agencies of the U.S. or other countries.

We must comply with various laws and regulations relating to the export and import of products, services and technology from and into the U.S. and other countries having jurisdiction over our operations. In the U.S., these laws and regulations include, among others, the EAR administered by the U.S. Department of Commerce, the ITAR administered by the U.S. Department of State, embargoes and sanctions regulations administered by the U.S. Department of the Treasury, and import regulations administered by the U.S. Department of Homeland Security and the U.S. Department of Justice. Certain of our products, services and technologies have military or strategic applications and we are required to obtain licenses and authorizations from the appropriate U.S. government agencies before selling these products outside of the U.S. or importing these products into the U.S. U.S. foreign policy or foreign policy of other licensing jurisdictions may affect the licensing process or otherwise prevent us from engaging in business dealings with certain individuals, entities or countries. Any failure by us, our customers or our suppliers to comply with these laws and regulations could result in civil or criminal penalties, fines, seizure of our products, adverse publicity, restrictions on our ability to export or import our products, or the suspension or debarment from doing business with the U.S. government. Moreover, any changes in export control, sanctions or import regulations may further restrict the export of our products or services, and the possibility of such changes requires constant monitoring to ensure we remain compliant. Our ability to obtain required licenses and authorizations on a timely basis or at all is subject to risks and uncertainties, including changing U.S. government foreign policies or laws, delays in Congressional action, or geopolitical and other factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be prevented or delayed, and revenue and profit previously recognized may be reversed. Any restrictions on the export or import of our products or product lines could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

As a U.S. government contractor, we are subject to risks relating to U.S. government audits, investigations, and disputes.

We are subject to U.S. government investigations relating to our U.S. government contracts. Such U.S. government investigations often take years to complete and could result in administrative, civil or criminal liabilities, including repayments, fines, treble and other damages, forfeitures, restitution or penalties, or could lead to suspension or debarment of U.S. government contracting or of export privileges. For instance, if we or one of our business units were charged with wrongdoing in connection with a U.S. government investigation (including fraud, or violation of certain environmental or export laws, as further described below), the U.S. government could suspend us from bidding on or receiving awards of new U.S. government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could fine and debar us from new U.S. government contracting for a period generally not to exceed three years and could void any contracts found to be tainted by fraud. We also could suffer reputational harm if allegations of impropriety were made against us, even if such allegations are later determined to be unsubstantiated. Further, our U.S. government contracts are subject to audit. An adverse outcome of any audit or investigation could result in civil and criminal penalties and fines, which could negatively impact our results of operations, financial condition and liquidity. In addition, if allegations of impropriety were made against us, we could suffer serious reputational harm, which could negatively affect our financial position, results of operations and liquidity.

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

Proposed legislation in the U.S. Congress, including changes in U.S. tax law, and the recently enacted Inflation Reduction Act of 2022 may adversely impact us and the value of common shares, pre-funded warrants, and Warrants.

Changes to U.S. tax laws (which changes may have retroactive application) could adversely affect us or holders of common shares, pre-funded warrants and Warrants. In recent years, many changes to U.S. federal income tax laws have been proposed and made, and additional changes to U.S. federal income tax laws are likely to continue to occur in the future.

The U.S. Congress is currently considering numerous items of legislation which may be enacted prospectively or with retroactive effect, which legislation could adversely impact our financial performance and the value of common shares, pre-funded warrants, and Warrants. Additionally, states in which we operate or own assets may impose new or increased taxes. If enacted, most of the proposals would be effective for the current or later years. The proposed legislation remains subject to change, and its impact on us and holders of common shares, pre-funded warrants, or Warrants is uncertain.

In addition, the Inflation Reduction Act of 2022 was recently signed into law and includes provisions that will impact the U.S. federal income taxation of corporations. Among other items, this legislation includes provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. It is unclear how this legislation will be implemented by the U.S. Department of the Treasury and we cannot predict how this legislation or any future changes in tax laws might affect us or holders of common shares, pre-funded warrants or Warrants.

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

In connection with operation of Maryland based subsidiary Technology Assessments and Transfer, Inc., we have entered into various leases from which we conduct research, development and manufacturing activities. The leases have various expiration dates ranging from July 2023 through April 2025.

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

Market Information

Our shares of common stock are currently quoted on The NASDAQ Capital Market under the symbol “SINT”.

The following table sets forth the high and low sale prices of our common stock, as reported by NASDAQ Capital Markets for the periods indicated:

	2022
	High	Low
First Quarter	$72.00	$40.00
Second Quarter	$66.00	$36.00
Third Quarter	$70.80	$30.49
Fourth Quarter	$33.60	$6.46

	2021
	High	Low
First Quarter	$344.00	$151.00
Second Quarter	$206.00	$123.00
Third Quarter	$204.00	$122.00
Fourth Quarter	$136.00	$59.00

Holders of Record

As of January 23, 2023, we had approximately 158 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

Dividends

We have not declared or paid dividends to stockholders since inception and do not plan to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth.

Issuer Purchases of Equity Securities

None

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an advanced materials company that develops and commercializes advanced ceramics for biomedical, technical, and antipathogenic applications. The core strength of SINTX Technologies is the manufacturing, research, and development of advanced ceramics for external partners.

Biomedical Applications: Since our inception, we have been focused on medical grade silicon nitride. SINTX silicon nitride products are biocompatible, bioactive, antipathogenic, and have shown superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the US, Europe, Brazil, and Taiwan. This established use, along with its inherent resistance to bacterial adhesion and bone affinity – mean that it may also be suitable in other fusion device applications such as arthroplasty implants, foot wedges, and dental implants. Bacterial infection of any biomaterial implants is always a concern. SINTX silicon nitride is inherently resistant to bacterial colonization and biofilm formation, making it antibacterial. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

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

In June 2022, we acquired TA&T, a nearly 40-year-old business with a mission to transition advanced materials and process technologies from a laboratory environment to commercial products and services. TA&T has supplied ceramics for use in several biomedical applications. These products were made via 3D printing and include components for surgical instruments as well as conceptual and prototype dental implants.

Technical Applications: It is our belief that our silicon nitride has the best combination of mechanical, thermal, and electrical properties of any technical ceramic material. It is a high-performance technical ceramic with high strength, toughness, and hardness, and is extremely resistant to thermal shock and impact. It is also an electrically insulating ceramic material. Typically, it is used in applications where high load-bearing capacity, thermal stability, and wear resistance are required. We have obtained AS9100D certification and ITAR registration to facilitate entry into the aerospace portion of this market.

We recently entered the ceramic armor market through the purchase of assets from B4C, LLC and a technology partnership with Precision Ceramics USA. We intend to develop and manufacture high-performance ceramics for personnel, aircraft, and vehicle armor including a 100% Boron Carbide material for ultimate lightweight performance in ballistic applications, and a composite material made of Boron Carbide and Silicon Carbide for exceptional multi-hit performance against ballistic threats. We have signed a 10-year lease at a building near its headquarters in Salt Lake City, UT to house development and manufacturing activities for SINTX Armor.

TA&T’s primary area of expertise is material processing and fabrication know-how for a broad spectrum of monolithic ceramic, ceramic composite, and coating materials. Primary technologies include Additive Manufacturing (3D Printing) of ceramics and metals, low-cost fabrication of fiber reinforced ceramic matrix composites (CMCs) and refractory chemical vapor deposited (CVD) coatings, transparent ceramics for ballistic armor and optical applications, and magnetron sputtered (PVD) coatings for lubrication, wear resistance and environmental barrier coatings for CMCs. TA&T also provides a host of services that include 3D printing, PVD-CVD coatings, material processing-CMCs, CIP, PS, HP, HIP, and material characterization for powders and finished parts-TGA/DSC, PSD. SA, Dilatometry, UV-VIS and FTIR transmission, haze and clarity.

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

We presently manufacture advanced ceramic powders and components in our manufacturing facilities based in Salt Lake City, Utah.

Components of our Results of Operations

We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Revenue

The majority of our product revenue is derived from the manufacture and sale of spinal fusion products used in the treatment of spine disorders to CTL, with whom we entered into a 10-year exclusive sales agreement in October 2018. We are currently pursuing other sales opportunities for silicon nitride products outside the spinal fusion application and have shipped new orders for these products. In 2021, we made progress in diversifying our revenue by selling a composite product of silicon nitride and PEEK as well as products for the industrial silicon nitride market, the ceramic armor market, and for the antipathogenic market. The acquisition of TA&T brings revenue from multiple markets that we have previously not participated in. We generally recognize revenue from sales where control transfers at a point in time as the title and risk of loss passes to the customer, which is at the time the product is shipped. In general, our customer does not have rights of return or exchange.

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

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2022 and 2021 (dollars, in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Product revenue	$601	$606	$(5)	-1%
Grant and contract revenue	960	-	960	100%
Total revenue	1,561	606	955	158%
Costs of revenue	265	449	(184)	-41%
Gross profit	1,296	157	1,139	725%
Operating expenses:
Research and development	6,450	5,886	564	10%
General and administrative	3,990	3,603	387	11%
Sales and marketing	1,336	1,288	48	4%
Grant and contract expense	855	-	855	100%
Total operating expenses	12,631	10,777	1,854	17%
Loss from operations	(11,335)	(10,620)	(715)	7%
Other income (expense), net	(704)	1,311	(2,015)	-154%
Net loss before income taxes	(12,039)	(9,309)	(2,730)	29%
Provision for income taxes	-	-	-	-%
Net loss	$(12,039)	$(9,309)	$(2,730)	29%

Product Revenue

Total product revenue was $0.6 million in both 2022 and 2021, remaining largely unchanged. During the year ended December 31, 2022, the Company received grant and contract revenue of $1.0 million. Grant and contract revenue did not exist during the same period of the prior year.

Costs of Revenue and Gross Profit

Cost of revenue decreased $0.2 million, or 41% as compared to the same period in 2021. This decrease was primarily attributable to a shift in customer base and product mix. Gross profit increased $1.1 million, or 725%, as compared to the same period in 2021. This increase was primarily attributed to grant and contract revenue in 2022 that did not occur in the prior year.

Research and Development Expenses

Research and development expenses increased $0.6 million, or 10%, as compared to the same period in 2021. This increase was primarily attributable to a general increase in the cost of products and services due to price inflation, and additional costs associated with the acquisition of TA&T in 2022.

General and Administrative Expenses

General and administrative expenses increased $0.4 million, or 11%, as compared to the same period in 2021. This increase is largely due to an increase in patent application expenses and services due to price inflation, and additional costs associated with the acquisition of TA&T in 2022.

Sales and Marketing Expenses

Sales and marketing expenses remained primarily unchanged when comparing 2022 to 2021.

Grant and Contract Expenses

For the year ended December 31, 2022, the Company incurred grant and contract expenses of $0.9 million. The Company had no grant and contract expenses for the same period in 2021 due to the Company being awarded federal grant and contract income subsequent to 2021 (and incurring related grant and contract expense during 2022 and incurring none during 2021).

Other Income (Expense), Net

Other expenses increased $2.0 million, or 154%, as compared to the same period in 2021. This increase was primarily due to the change in the fair value of the derivative liabilities in the amount of $1.8 million, the forgiveness of PPP loans of $0.4 million and a $0.1 million gain on the disposal of assets in the prior year, offset by a $0.3 million increase in other income.

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

For the years ended December 31, 2022 and 2021, the Company incurred a net loss of $12.0 million and $9.3 million, respectively, and used cash in operations of $10.3 million and $10.1 million, respectively. The Company had an accumulated deficit of $262.5 million and $250.4 million as of December 31, 2022 and 2021, respectively. The Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On October 17, 2022, the Company completed a rights offering of units consisting of convertible preferred stock and common stock warrants, resulting in gross proceeds to the Company of approximately $4.7 million, after deducting expenses relating to the offering, including dealer-manager fees and expenses,

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim, pursuant to which we may sell from time to time, shares of its our common stock, $0.01 par value per share, having an aggregate offering price of up to $2.0 million through Maxim, as agent. No shares have been sold under the 2021 Distribution Agreement as of December 31, 2022.

On February 6, 2020, the Company closed on a rights offering to its stockholders of units, consisting of convertible preferred stock and warrants, for gross proceeds of $9.4 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company. Additionally, during the period of June 2020 through August 2020, the Company closed four registered direct offerings of shares of its common stock, priced at-the-market under Nasdaq rules, resulting in the issuance of a total of 110,150 shares of its common stock for gross proceeds of approximately $20.9 million, which excludes underwriting discounts and commissions and offering expenses payable by the Company.

During the year ended December 31, 2019, the Company entered into an ATM equity distribution agreement in which the Company may sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. During the year ending December 31, 2020 the Company sold 3,544 shares of common stock, raising approximately $0.8 million before considering issuance costs. As a result of the sales during the first half of 2021 there are no longer any funds available to the Company under the ATM.

On October 1, 2018, the Company sold the retail spine implant business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. CTL Medical has paid this note in full as of the quarter ended June 30, 2021, and the Company does not expect any future cashflows associated with the note.

Management has concluded that its existing capital resources will be sufficient to fund operations for at least the next 12 months, or through March 2024.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(10,263)	$(10,127)
Net cash provided by (used in) investing activities	(1,101)	(1,656)
Net cash provided by financing activities	3,336	705
Net cash provided (used)	$(8,028)	$(11,078)

Net Cash Used in Operating Activities

Net cash used in operating activities was $10.3 million in 2022, compared to $10.1 million used in 2021, an increase of $0.1 million. The increase in cash used for operating activities during 2022 was primarily due to the movement of working capital items during 2022 as compared to the same period in 2021 as follows: a $0.2 million increase in payments on operating lease liabilities, a $0.1 million increase in cash used for other liabilities, offset by a $0.2 decrease in cash used in prepaids.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.1 million during 2022, compared to $1.7 million used in investing activities during the same period in 2021, a decrease of $0.6 million. The decrease in cash used in investing activities during 2022 was primarily due to a decrease in cash of $2.3 million for the purchase of property and equipment, and a $0.3 million increase in cash acquired in acquisition, offset by $1.9 million of proceeds from notes receivable in the prior year, and a $0.1 million decrease in proceeds from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.3 million during 2022, compared to $0.7 million provided by financing activities during the same period in 2021, an increase of $2.6 million. This increase was primarily attributable to proceeds from issuance of preferred stock recorded as derivative liabilities of $3.8 million, offset by a $0.5 million decrease in proceeds from the issuance of debt, $0.5 million increase in payments on debt, and $0.2 million decrease in proceeds from issuance of common stock in connection with exercise of warrants.

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

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. Under the Business Loan, the Company will make monthly installment payments, including principal and interest, of $1,754. Payments are to begin 18 months from the date of the loan. The balance of principal and interest is payable 30 years from July 20, 2021. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The Business Loan contains other standard provisions that are customary of loans of this type. The outstanding balance at December 31, 2022 was $315,000.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the “Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of December 31, 2022, the related party debt had an outstanding balance of $212,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of December 31, 2022, the line of credit with Wells Fargo had no outstanding balance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Related-Party Transactions

We have not entered into any transactions since January 1, 2021 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock, on an as converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements.

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

Seasonality and Backlog

Our business is generally not seasonal in nature. The majority of our product revenue is derived from the manufacture and sale of spinal fusion products, used in the treatment of spine disorders, to CTL Medical. We also retained CTL Medical to act as our exclusive broker to offer for sale, and sell, our manufacturing services to third party developers of spinal implants and spinal devices that incorporate silicon nitride technology, which has a remaining term of 5-years. CTL Medical’s sales generally consist of products that are in stock with them or maintained at hospitals or with their sales distributors. Accordingly, we do not have a backlog of sales orders.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those policies for the year ended December 31, 2022. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our consolidated financial statements.

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

Long Lived Intangible Assets

The Company evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2022. As explained above, the Company sold most intangible assets that had a carrying value, retaining the carrying value of only one trademark asset.

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

As of December 31, 2022, $4.3 million of property and equipment is related to the purchase of equipment for SINTX Armor. As explained in Note 1, on July 20, 2021, the Company acquired the equipment and obtained certain intellectual know how with which it intends to develop, manufacture and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. As of December 31, 2022, the assets have not yet been placed in service, nor has the Company recognized any depreciation expense associated with these assets.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2022 and 2021, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2022. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.

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

Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting that occurred during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, and positions with SINTX for each of our directors.

Name	Age	Positions
B. Sonny Bal, M.D.	60	Chairman of the Board of Directors, President and Chief Executive Officer
David W. Truetzel	66	Director
Jeffrey S. White	69	Director
Eric A. Stookey	52	Director
Mark Froimson, M.D.	62	Director

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

B. Sonny Bal, M.D. has served on our Board of Directors since February 2012, as Chairman of our Board of Directors since August 2014 and as our President and Chief Executive Officer since October 2014. Dr. Bal was a tenured Professor in Orthopaedic Surgery at the University of Missouri, Columbia, and has an extensive history of research into silicon nitride ceramics. He was Adjunct Professor of Material Sciences at Missouri Science and Technology University at Rolla. Dr. Bal is a member of the American Academy of Orthopaedic Surgeons, the American Association of Hip and Knee Surgeons, and the International Society of Technology in Arthroplasty. Dr. Bal received his M.D. degree from Cornell University and an M.B.A. from Northwestern University, a J.D. from the University of Missouri, and a Ph.D. in Engineering from the Kyoto Institute of Technology in Japan. We believe that Dr. Bal’s breadth of experience and scientific expertise in silicon nitride qualifies him to serve as our Chairman, President and Chief Executive Officer.

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

Class II Directors — continuing directors with a term expiring at the 2025 annual meeting of stockholder.

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

Class I Director — continuing director with a term expiring at the 2024 annual meeting of stockholders.

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

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
B. Sonny Bal, M.D.	60	Chairman of the Board of Directors, President and Chief Executive Officer, Principal Financial Officer
David O’Brien	58	Chief Operating Officer

The following is a brief summary of the background of each of our executive officers.

B. Sonny Bal, M.D. has served on our Board of Directors since February 2012, as Chairman of our Board of Directors since August 2014 and as our President and Chief Executive Officer since October 2014. Dr. Bal was a tenured Professor in Orthopaedic Surgery at the University of Missouri, Columbia, and has an extensive history of research into silicon nitride ceramics. He was Adjunct Professor of Material Sciences at Missouri Science and Technology University at Rolla. Dr. Bal is a member of the American Academy of Orthopaedic Surgeons, the American Association of Hip and Knee Surgeons, and the International Society of Technology in Arthroplasty. Dr. Bal received his M.D. degree from Cornell University and an M.B.A. from Northwestern University, a J.D. from the University of Missouri, and a Ph.D. in Engineering from the Kyoto Institute of Technology in Japan. We believe that Dr. Bal’s breadth of experience and scientific expertise in silicon nitride qualifies him to serve as our Chairman, President and Chief Executive Officer.

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

The Board and Committees

Our Board of Directors has five members. The Chairman of the Board and our Chief Executive Officer, B. Sonny Bal, MD, PhD, is a member of the Board and is a full-time employee of SINTX. David W. Truetzel, Eric A. Stookey, Jeffrey S. White, and Mark Froimson are non-employee directors, and the Board has determined that these persons (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board met ten (10) times during the year ended December 31, 2022. All directors attended more than seventy-five percent (75%) of the meetings of the Board and committee meetings of which such director was a member held during 2022.

In accordance with our restated Certificate of Incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following such election. Our directors are divided among the three classes as follows:

●	The Class I director is Mark Froimson and his term will expire at the annual meeting of stockholders to be held in 2024.

●	The Class II directors are David W. Truetzel and Eric A. Stookey, and their terms will expire at the 2025 annual meeting of stockholders.

●	The Class III directors are B. Sonny Bal, M.D. and Jeffrey S. White, and their terms will expire at the annual meeting of stockholders to be held in 2023

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is currently comprised of the following members: Eric A. Stookey (Chairman), David W. Truetzel and Jeffrey S White. Among other items, the Corporate Governance and Nominating Committee is tasked by the Board to: (1) identify individuals qualified to serve as members of the Board and, recommend individuals to be nominated by the Board for election by the stockholders or to be appointed by the Board to fill vacancies consistent with the criteria approved by the Board; (2) develop and periodically evaluate and recommend changes to SINTX’s Corporate Governance Guidelines and Code of Ethics, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stakeholders; and (3) oversee an annual evaluation of the performance of the Board. The Board has determined that each of the members of the Corporate Governance and Nominating Committee is “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Corporate Governance and Nominating Committee did not meet as a separate committee in 2022, but rather, because the committee is comprised of all three independent directors, governance matters were addressed as necessary in meetings of the Board. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Corporate Governance and Nominating Committee.

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

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the Nasdaq Listing Rules. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of the following members: David W. Truetzel (Chairman), Eric A. Stookey and Jeffrey S White. The Audit Committee provides oversight for financial reporting matters, internal controls, and compliance with the Company’s financial policies, and meets with its auditors when appropriate. The Audit Committee did not meet as a separate committee in 2022, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Board has determined that David W. Truetzel is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee.

Compensation Committee

The Compensation Committee of the Board is comprised of the following members: Jeffrey S. White, (Chairman), David W. Truetzel and Eric A. Stookey. The Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee recommends to the Board for determination compensation of our executive officers, including the chief executive officer, and addresses salary and benefit matters for other key personnel and employees of the Company. The Compensation Committee did not meet as a separate committee in 2022, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee.

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

Summary Compensation Table

The following table sets forth information about certain compensation awarded or paid to our named executive officers for the 2022 and 2021 fiscal years.

Name and Principal Position	Year	Salary		Bonus	Non-Equity Incentive Plan Compensation	Stock Awards	Option Awards	All Other Comp (1)	Total Compensation
B. Sonny Bal	2022	$400,000		$31,500	$-	$7,616	$62,207	$10,462	$511,784
Chief Executive Officer	2021	$400,000		$40,989	$-	$-	$38,291	$3,807	$483,087

Bryan McEntire (2)	2022	9,283	(3)	-	-	-	-	-	9,283
Chief Scientific Officer	2021	252,388		21,523	-	-	28,053	10,096	312,060

David O’Brien	2022	300,710		20,300	-	15,677	44,179	11,037	391,903
Chief Operating Officer	2021	300,000		25,279	-	7,888	28,053	8,999	370,219

(1)	Amount reflects matching of 401(k) contributions paid by us, unless otherwise noted.
(2)	Dr. McEntire retired on December 31, 2021 and is no longer an employee of the Company.
(3)	Represents final payout of accrued PTO.

Narrative Disclosure to Summary Compensation Table. We do not have written employment agreements with any of our executive officers. All of our executive officers serve on an at-will basis. The base salaries for our named executive officers were determined by our compensation committee after reviewing a number of factors, including: the responsibilities associated with the position, the seniority of the executive’s position, the base salary level in prior years, and our financial position; and for executive officers other than our Chief Executive Officer, recommendations made by our Chief Executive Officer. The Board, on an annual basis, adopts an executive bonus payment plan that is designed to provide executive officers with annual incentive compensation based on the achievement of certain pre-established performance objectives. By utilizing a combination of objective and subjective performance factors critical to our success, this program incentivizes our executive officers to achieve results that benefit them and the Company. Performance factors include the achievement of predetermined financial performance objectives, adherence to financial discipline measures and achievement of business development, product development and long-term business stability. The Board may modify or re-weight the objectives during the course of the fiscal year, if necessary, to reflect changes in our business plan.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding equity awards held by our named executive officers as of December 31, 2022:

	Number of Securities Underlying Unexercised Options (#)(1)			Option Exercise	Option Expiration	Number of Restricted Stock Units that have not vested	Market value of shares or units of stock that have not vested ($)
Name	Exercisable	Unexercisable		Price	Date
Sonny Bal	440	60	(2)	$47.00	4/21/2030	-	$-
	413	337	(3)	193.00	3/2/2031	32	308
	-	750	(4)	49.00	1/26/2032	214	2,074
						-	-
David O’Brien	440	60	(5)	47.00	4/21/2030	60	581
	275	225	(6)	193.00	3/2/2031	20	189
	0	500	(7)	49.00	1/26/2032	138	1,334

(1)	The options have not been, and may never be, exercised, and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.

(2)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(3)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(4)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(5)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(6)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(7)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

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

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2022 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Total ($)
David W. Truetzel (1)	$120,780	$-	$20,069	$140,849
Jeffrey S. White (2)	40,000	-	20,069	60,069
Eric A. Stookey (3)	40,000	-	20,069	60,069
Mark Froimson (4)	40,000	-	19,257	59,257

(1)	As of December 31, 2022 Mr. Truetzel had 900 option awards outstanding.

(2)	As of December 31, 2022 Mr. White had 900 option awards outstanding.

(3)	As of December 31, 2022 Mr. Stookey had 900 option awards outstanding.

(4)	As of December 31, 2022 Mr. Froimson had 850 option awards outstanding.

(5)	The amounts in this column do not reflect compensation actually received by our non-employee directors nor do they reflect the actual value that will be recognized by the non-employee directors. Instead, the amounts reflect the aggregate grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) 718 of awards of stock options made to non-employee directors for the fiscal year ended December 31, 2022 but excludes an estimate for forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

The following compensation schedule sets forth compensation for non-employee directors (paid on a quarterly basis) as approved by the Board:

●	Annual Retainer of $40,000 paid in 12 equal monthly installments of $3,333 each;

●	$1,000 for each board and committee meeting attended in person;

●	$500 for each board and committee meeting attended via telephone or other remote medium; and

●	Reimbursement of reasonable expenses as supported by documentation and receipts.

A new Board appointee receives an award of 400 stock options upon appointment. Further, each non-employee member of the Board is awarded an option grant for 150 stock options on an annual basis.

The chair of the Audit Committee is paid an annual retainer of $120,000 payable in monthly increments of $10,000 each.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 relating to all of our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	12,912	(1)	$239.43	(2)	6,268
Equity compensation plans not approved by Stockholders	-		-		-
Total	12,912	(1)	$239.43	(2)	6,268

(1)	Includes options outstanding under our 2012 Equity Incentive Plan.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

2020 Equity Incentive Plan

The 2020 Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and performance share awards to employees, officers, consultants, advisors, non-employee directors and independent contractors designated by either the board of directors of the Company or if so authorized by the board of directors, the Compensation Committee (the “Committee”) of the Board of Directors. Under the 2020 Plan, the maximum number of shares of common stock which may be issued, subject to adjustment as described below, is 19,025 shares of common stock, which includes 25 shares that have been rolled over from our 2012 Plan. In addition, 4 shares that were subject to outstanding awards under our 2012 Plan were forfeited or reacquired by the Company due to termination or cancellation of the awards and are now part of the total number of shares of common stock permitted to be granted under the 2020 Plan. For stock options and SARs, the aggregate number of shares with respect to which such awards are exercisable, rather than the number of shares actually issued upon exercise, will be counted against the number of shares available for awards under the 2020 Plan. If awards under the 2020 Plan expire or otherwise terminate without being exercised, the shares not acquired pursuant to such awards again become available for issuance under the 2020 Plan in accordance with its terms. However, under the following circumstances, shares will not again be available for issuance under the 2020 Plan: (i) shares unissued due to a “net exercise” of a stock option, (ii) any shares withheld, or shares tendered to satisfy tax withholding obligations with respect to a stock option or SAR, (iii) shares covered by a SAR that is not settled in shares upon exercise and (iv) shares repurchased using stock option exercise proceeds.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2023 by:

●	each of our current directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group;

●	each stockholder known by us to own beneficially more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2023, pursuant to the exercise or vesting of options or warrants or conversion of convertible promissory notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of shares beneficially owned is based on 3,758,436 shares issued and outstanding on March 1, 2023.

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

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Five Percent Stockholders:
none
Directors and Named Executive Officers:
B. Sonny Bal, M.D. (1)	1,311	*
David W. Truetzel (2)	900	*
Jeffrey S. White (3)	900	*
Eric A. Stookey (4)	900	*
David O’Brien (5)	1,638	*
Mark Froimson, M.D. (6)	850	*
All executive officers and directors as a group (6 persons)	6,499	*

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.

(1)	Represents 25 shares of Common Stock, restricted stock units exercisable into 5 shares of Common Stock within 60 days of March 1, 2023 and options to purchase 1,281 shares of Common Stock that are currently exercisable within 60 days of March 1, 2023.

(2)	Represents options to purchase 900 shares of Common Stock that are currently exercisable within 60 days of March 1, 2023.

(3)	Represents options to purchase 900 shares of Common Stock that are currently exercisable within 60 days of March 1, 2023.

(4)	Represents options to purchase 900 shares of Common Stock that are currently exercisable within 60 days of March 1, 2023.

(5)	Represents 495 shares of Common Stock, restricted stock units exercisable into 63 shares of Common Stock within 60 days of March 1, 2023, and options to purchase 1,080 shares of Common Stock that are currently exercisable within 60 days of March 1, 2023

(6)	Represents options to purchase 850 shares of Common Stock that are currently exercisable within 60 days of March 1, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have not entered into any transactions since January 1, 2023 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock, on an as converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Executive and Director Compensation.”

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

The aggregate fees and expenses incurred from our principal accounting firm, Tanner LLC, for fiscal years ended December 31, 2022 and 2021, were as follows (in thousands):

	Year Ended December 31 , 2022	Year Ended December 31, 2021
Audit fees	$160,620	$127,064
Audit related fees	70,953	38,359
Total Fees	$231,573	$165,423

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

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements (i.e. consents and comfort letters associated with offerings) and are not reported under “Audit Fees”.

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Asset Purchase Agreement by and among Amedica Corporation, CTL Corporation and US Spine Inc. dated as of September 5, 2018		Form 8-K (Exhibit 2.1)	10/5/18	001-33624

2.2+†	Asset Purchase Agreement by and among SINTX Technologies, Inc. and B4C, LLC, dated July 20, 2021.		Form 8-K (Exhibit 2.1)	7/26/21	001-33624

2.3†	Stock Purchase Agreement		Form 8-K (Exhibit 2.1)	7/6/22	001-33624

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	11/16/17	001-33624

3.1.3	Certificate of Designation of Series B Preferred Stock		Form 8-K (Exhibit 3.1)	5/15/18	001-33624

3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	11/02/18	001-33624

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	7/26/19	001-33624

3.1.6	Certificate of Designation of Series C Preferred Stock		Form 8-K (Exhibit 3.1)	2/07/20	001-33624

3.1.7	Certificate of Designation of Series D Preferred Stock		Form 8-K (Exhibit 3.1)	10/17/22	001-33624

3.1.8	Certificate of Designation of Series E Preferred Stock		Form 8-K (Exhibit 3.1)	10/28/22	001-33624

3.1.9	Certificate of Amendment to the Restated Certificate of Incorporation of Sintx Technologies, Inc.		Form 8-K (Exhibit 3.1)	12/19/22	001-33624

3.2	Amended and Restated Bylaws of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	10/01/21	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.2	Common Stock Purchase Warrant		Form 8-K (Exhibit 4.1)	5/15/18	001-33624

4.3	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC		Form S-1 (Exhibit 4.28)	4/26/18	333-223032

4.4	Form of Common Stock Warrant		Form S-1/A	1/15/20	333-234438

4.5	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC, dated February 6, 2020		Form 8-K (Exhibit 10.1)	2/07/20	001-33624

4.6	Warrant Issued to Maxim Group LLC on February 6, 2020		Form 8-K (Exhibit 4.1)	2/07/20	001-33624

4.7	Warrant Issued to Ascendiant Capital Markets, LLC on February 6, 2020		Form 8-K (Exhibit 4.2)	2/07/20	001-33624

4.8	Form of Indenture		Form S-3 (Exhibit 4.2)	3/25/19	333-230492

4.9	Dealer Manager Warrants issued to Maxim Group LLC on October 17, 2022		Form 8-K (Exhibit 4.1)	10/17/22	001-33624

4.10	Dealer Manager Warrants issued to Ascendiant Capital Markets, LLC on October 17, 2022		Form 8-K (Exhibit 4.2)	10/17/22	001-33624

4.11	Form of Class A Warrant		Form 8-K (Exhibit 4.3)	10/17/22	001-33624

4.12	Form of Class B Warrant		Form 8-K (Exhibit 4.4)	10/17/22	001-33624

4.13	Form of Class C Warrant		Form S-1 (Exhibit 4.13)	2/7/23	333-269475

4.14	Form of Pre-Funded Warrant		Form S-1 (Exhibit 4.14)	2/6/23	333-269475

4.15	Form of Class D Warrant		Form S-1 (Exhibit 4.15)	2/7/23	333-269475

4.16	Form of Placement Agent Warrant		Form S-1 (Exhibit 4.16)	2/6/23	333-269475

4.17	Warrant Agency Agreement		Form 8-K (Exhibit 4.5)	2/9/23	001-33624

4.18	Description of Registrant’s Securities	X

10.1	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009		Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.2	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012		Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.3	Form of Change of Control Agreement*		Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.4	Form of Indemnification Agreement by and between the Registrant and its officers and directors		Amendment No. 2 Form S-1 (Exhibit 10.14)	12/20/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.5	Exchange Agreement dated April 4, 2016, by and among SINTX Corporation and Riverside Merchant Partners, LLC		Form 8-K (Exhibit 10.2)	4/05/16	001-33624

10.6	Form of Warrant Amendment Agreement		Form S-1 (Exhibit 10.26)	4/26/18	333-223032

10.7	Amendment to Centrepointe Business Park Lease Agreement, dated June 7, 2019, between SINTX Technologies, Inc. and Centrepointe Properties, LLC.		Form 8-K (Exhibit 10.1)	6/10/19	001-33624

10.8	Promissory Note issued by CTL Corporation in favor of Amedica Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.1)	10/5/18	001-33624

10.9	Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.2)	10/5/18	001-33624

10.10	Guaranty between Amedica Corporation and Daniel Chon dated as of October 1, 2018.		Form 8-K (Exhibit 10.3)	10/5/18	001-33624

10.11	ROFN Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		From 8-K (Exhibit 10.4)	10/5/18	001-33624

10.12	Promissory Note, dated April 28, 2020 between SINTX Technologies, Inc. and First State Community Bank.		Form 8-K (Exhibit 10.1)	4/30/20	001-33624

10.13	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	6/29/20	001-33624

10.14	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	6/29/20	001-33624

10.15	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	7/20/20	001-33624

10.16	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	7/20/20	001-33624

10.17	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	8/6/20	001-33624

10.18	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	8/6/20	001-33624

10.19	Form of Indenture		Form S-3 (Exhibit 4.18)	10/2/20	333-249267

10.20	Equity Distribution Agreement, dated as of February 25, 2021, by and between SINTX Technologies, Inc. and Maxim Group LLC		Form 8-K (Exhibit 10.1)	2/26/20	001-33624

10.21	2020 Equity Incentive Plan		Defn 14a Proxy Statement	7/10/2020	001-33624

10.22	Form of Warrant Agency Agreement between SINTX Technologies, Inc. and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 10.1)	10/17/22	001-33624

10.23	Amendment to Equity Distribution Agreement, dated as of January 10, 2023 by and between SINTX Technologies, Inc., and Maxim Group LLC		Form 8-K (Exhibit 10.1)	1/13/23

10.24	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	2/9/23	001-33624

10.25	Form of Placement Agent Agreement		Form S-1 (Exhibit 10.25)	2/6/23	333-269475

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm, Tanner LLC	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

101 SCH	Inline XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract of compensatory plan or arrangement
+	Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	A portion of this Exhibit has been omitted as it contains information that (i) is not material and (ii) would be competitively harmful if publicly disclosed.

(A)	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: March 29, 2023	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2023	/s/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: March 29, 2023	/s/ David W. Truetzel
David W. Truetzel, Director

Date: March 29, 2023	/s/ Jeffrey S. White
Jeffrey S. White, Director

Date: March 29, 2023	/s/ Eric A. Stookey
Eric A. Stookey, Director

Date: March 29, 2023	/s/ Mark Froimson
Mark Froimson, M.D., Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

SINTX Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SINTX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 29, 2023

SINTX Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$6,245	$14,273
Account and other receivables, net of allowance	328	102
Prepaid expenses and other current assets	344	350
Inventories	284	303
Other current assets	8	-
Total current assets	7,209	15,028

Inventories, net	453	294
Property and equipment, net	5,691	4,025
Intangible assets, net	26	31
Operating lease right of use asset	2,309	2,385
Other long-term assets	85	77
Total assets	$15,773	$21,840

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$434	$241
Accrued liabilities	1,618	1,150
Current portion of long-term debt	160	509
Derivative liabilities	5,126	347
Current portion of operating lease liability	738	500
Other current liabilities	2	-
Total current liabilities	8,078	2,747

Operating lease liability, net of current portion	1,621	1,898
Long term debt, net of current portion	368	-
Other long-term liabilities	2	-
Total liabilities	10,069	4,645

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of both December 31, 2022 and 2021.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 and 51 shares issued and outstanding as of December 31, 2022 and December 31, 2021 respectively.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 206 and no shares issued and outstanding of December 31, 2022 and December 31, 2021 respectively.	-	-
Convertible preferred stock Series E, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 1 and no shares issued and outstanding of December 31, 2022 and December 31, 2021 respectively.	-	-

Common stock, $0.01 par value, 250,000,000 shares authorized; 542,145 and 247,106 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	5	2
Additional paid-in capital	268,154	267,609
Accumulated deficit	(262,455)	(250,416)
Total stockholders’ equity	5,704	17,195
Total liabilities and stockholders’ equity	$15,773	$21,840

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Product revenue	$601	$606
Grant and contract revenue	960	-
Total revenue	1,561	606
Costs of revenue	265	449
Gross profit	1,296	157
Operating expenses:
Research and development	6,450	5,886
General and administrative	3,990	3,603
Sales and marketing	1,336	1,288
Grant and contract expenses	855	-
Total operating expenses	12,631	10,777
Loss from operations	(11,335)	(10,620)
Other income (expenses):
Interest expense	(17)	(25)
Interest income	23	101
Forgiveness of PPP loan	-	391
Gain (loss) on the disposal of assets	(1)	144
Change in fair value of derivative liabilities	(1,091)	696
Other income (expense)	382	4
Total other income (expense), net	(704)	1,311
Net loss before income taxes	(12,039)	(9,309)
Provision for income taxes	-	-
Net loss	(12,039)	(9,309)
Deemed dividend related to beneficial conversion feature on convertible preferred stock	(4,450)	-
Net loss attributable to common stockholders	$(16,489)	$(9,309)

Net loss per share – basic and diluted
Basic – net loss	$(39.92)	$(37.70)
Basic – deemed dividend and accretion of a discount on conversion of preferred stock	(14.75)	-
Basic – attributable to common stockholders	$(54.67)	$(37.70)

Diluted – net loss	$(46.79)	$(39.91)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	(14.02)	-
Diluted – attributable to common stockholders	$(60.81)	$(39.91)
Weighted average common shares outstanding:
Basic	301,610	246,919
Diluted	317,323	250,701

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	77	$-	245,524	$2	$266,909	$(241,107)	$25,804
Stock based compensation	-	-	260	-	309	-	309
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	195	-	195
Issuance of common stock upon exercise of warrants for cash	-	-	1,302	-	196	-	196
Issuance of common stock from the cashless exercise of warrants	-	-	19	-	-	-	-
Net loss	-	-	-	-	-	(9,309)	(9,309)
Balance as of December 31, 2021	77	-	247,105	2	267,609	(250,416)	17,195
Stock based compensation	-	-	219	-	370	-	370
Preferred stock issued for cash	1	-	-	-	2	-	2
Preferred stock issued for derivative liability	4,656	-	-	-	-	-	-
Issuance of common stock from conversion of preferred stock	(4,451)	-	294,672	3	(3)	-	-
Issuance of agent warrants	-	-	-	-	154	-	154
Deemed dividend related to the conversion of preferred stock	-	-	-	-	4,450	-	4,450
Deemed dividend related to the conversion of preferred stock	-	-	-	-	(4,450)	-	(4,450)
Acquisition of subsidiary	-	-	-	-	22	-	22
Round up shares issued in reverse split	-	-	149	-	-	-	-
Net loss	-	-	-	-	-	(12,039)	(12,039)
Balance as of December 31, 2022	283	$-	542,145	$5	$268,154	$(262,455)	$5,704

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flow from operating activities
Net loss	$(12,039)	$(9,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	335	185
Amortization of right of use asset	623	460
Amortization of intangible assets	5	5
Non-cash interest income	-	(88)
Non-cash interest expense	-	25
Stock based compensation	369	309
Change in fair value of derivative liabilities	1,091	(696)
Loss (gain) on disposal of equipment	1	(144)
Non-cash other income – forgiveness of loans	-	(391)
Changes in operating assets and liabilities:
Bad debt expense	(7)	-
Account and other receivables	(26)	(61)
Prepaid expenses and other assets	13	(149)
Inventories	(140)	(110)
Accounts payable and accrued liabilities	226	264
Other liabilities	(128)	(26)
Payments on operating lease liability	(586)	(401)
Net cash used in operating activities	(10,263)	(10,127)
Cash flows from investing activities
Purchase of property and equipment	(1,405)	(3,744)
Proceeds from note receivable, net of imputed interest	-	1,944
Proceeds from the sale of property and equipment	1	144
Cash acquired in acquisition (see Note 2)	303	-
Net cash used in investing activities	(1,101)	(1,656)
Cash flows from financing activities
Proceeds from issuance of preferred stock recorded as derivative liabilities, net	3,842	-
Proceeds from issuance of preferred stock, net	3	-
Proceeds from issuance of common stock in connection with exercise of warrants	-	196
Principal payment on debt	(509)	-
Proceeds from issuance of debt	-	509
Net cash provided by financing activities	3,336	705
Net decrease in cash and cash equivalents	(8,028)	(11,078)
Cash and cash equivalents at beginning of year	14,273	25,351
Cash and cash equivalents at end of year	$6,245	$14,273

	Years Ended December 31,
	2022	2021
Noncash investing and financing activities
Right-of-use assets and assumption of operating lease liability	$27	$918
Extinguishment of derivative liabilities through exercise of warrants	-	195
Acquisition of subsidiary through assumption of debt (see Note 2)	22	-
Conversion of preferred stock to common stock	3	-
Supplemental cash flow information
Cash paid for interest	$1	$-

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”) and Technology Assessment and Transfer, Inc. (TA&T), which are collectively referred to as “we” or “the Company”. SINTX was incorporated in the state of Delaware on December 10, 1996 (and was previously known as Amedica Corporation). The Company is an OEM advanced ceramics materials company focused on providing solutions in a variety of medical, industrial, and antipathogenic applications. SINTX is a 25-year-old company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields, and this has enabled the Company to focus on core competencies. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures ceramic powders and components in its Salt Lake City and Maryland facilities. The SINTX Salt Lake City facility is FDA and ANVISA registered, ISO 13485:2016 certified, and ASD9100D certified. The Company’s products are primarily sold in the United States.

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

The Company’s initial focus was the development and commercialization of products made from silicon nitride for use in spinal fusion and hip and knee replacement applications. SINTX believes it is the first and only manufacturer to use silicon nitride in medical applications primarily focused on spine fusion therapies. Since then, we have developed other applications for our silicon nitride technology as well as utilized our expertise in the use of ceramic materials in other applications. In July 2021, the Company acquired the equipment and obtained certain proprietary know-how rights with which it intends to develop, manufacture, and commercialize protective armor from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. The protective armor operations are housed in SINTX Armor. In June 2022, the Company acquired TA&T, a nearly 40-year-old business with a mission to transition advanced materials and process technologies from a laboratory environment to commercial products and services (see Note 2).

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

Reverse Stock Split

On December 20, 2022, the Company effected a 1 for 100 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and preferred stock were not adjusted as a result of the reverse stock split. All common stock shares, equivalents, and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

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

For the years ended December 31, 2022 and 2021, the Company incurred a net loss of $12.0 million and $9.3 million, respectively, and used cash in operations of $10.3 million and $10.1 million , respectively. The Company had an accumulated deficit of $262.5 million and $250.4 million as of December 31, 2022 and 2021, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

During the year ended December 31, 2019, the Company entered into an at-the-market (2019 ATM) equity distribution agreement with Maxim Group LLC (“Maxim”) under which the Company could sell, from time to time, shares of common stock having an aggregate offering price of up to $2.5 million. During the year ended December 31, 2020, the Company sold 3,544 shares of common stock under the 2019 ATM, raising approximately $0.8 million before deducting fees to the placement agent and other offering expenses of approximately $0.034 million. As of December 31, 2021, funding was no longer available under the 2019 ATM. (see Note 8).

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $2.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2024. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of December 30, 2022, there have been no sales of shares of common stock under the 2021 Distribution Agreement.

On October 17, 2022, the Company closed on the sale of 4,656 Units for gross proceeds of approximately $4.7 million pursuant to the terms of a Rights Offering to holders of the Company’s common stock, Series B and Series C preferred stock and holders of certain outstanding common stock warrants. See Note 9 below for a more detailed discussion of the Rights Offering.

On February 10, 2023, the Company closed on a public offering of 2,150,000 units, with each unit consisting of one share of common stock, or one pre-funded warrant to purchase one share of its common stock, one Class C Warrant with each warrant to purchase one share of common stock, and one half of one Class D Warrant with each whole warrant to purchase one share of common stock. Each unit was sold at a public offering price of $5.60. Gross proceeds, before deducting placement agent fees and other offering expenses, were approximately $12.0 million, ($10.9 million net). See Subsequent Events below for a more detailed discussion of the February 10, 2023 public offering.

Management has concluded existing capital resources will be sufficient to fund operations for at least the next 12 months, or through March 2024.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of December 31, 2022, the most significant estimate relates to derivative liabilities and stock based compensation.

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

As of December 31, 2022, one commercial customer and government agencies represent 79% of the Company’s total revenues and 66% of the Company’s total accounts receivable as of and for the year ended December 31, 2022.

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

Correction of an Immaterial Error

During the first quarter of 2022 the Company identified an error related to the removal of a loan obligation and the recording of other income for forgiveness of debt totaling approximately $0.5 million, which forgiveness was recorded on November 24, 2021. The Company has determined that the Company should not have removed the loan obligation and recorded approximately $0.5 million of other income in the financial statements as of December 31, 2021, and for the year then ended. The error affected the 2021 net loss attributable to common stockholders and net loss per share—basic and diluted. The error also affected total liabilities and accumulated deficit (and total stockholders’ equity) as of December 31, 2021. The error did not affect 2021 cash flows from operating activities and total cash flow. The December 31, 2021, consolidated balance sheet and consolidated statement of stockholders’ equity and consolidated statement of operations for the year ended December 31, 2021, contained in these financial statements have been restated. The change resulted in a reduction of consolidated stockholders’ equity and an increase to the loss of approximately $0.5 million as of December 31, 2021 and for the year then ended, respectively.

Revenue Recognition

The Company derived its product revenue primarily from the sale of spinal fusion products, used in the treatment of spine disorders to CTL Medical, with whom the Company signed a 10-year exclusive sales agreement in October 2018. The Company also records revenue from grants, contracts, and awards provided by government agencies. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application.

Revenue is recognized when control of the goods or services promised under the contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as performed under the contract). The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. Contracts are reviewed to determine whether there is one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration, or the transaction price, is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation. Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred. Contract consideration is not adjusted for the effects of a significant financing component when, at contract inception, the period between when control transfers and when the customer will pay for that good or service is one year or less. Contact modifications that provide for additional distinct goods or services at the standalone selling price are treated as separate contracts. The transaction price for our contracts reflects our estimate of returns, rebates and discounts, which historically have not been significant. Amounts billed to customers for shipping and handling are included in the transaction price and generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer. The Company employs salespeople to actively seek additional customers; there are no incremental costs for obtaining customers that need to be capitalized.

The Company recognizes revenue from sales of products at the time the product is shipped.

Revenues from grants, contracts, and awards provided by governmental agencies are recorded based upon the terms of the specific agreements, which generally provide that revenue is earned when the allowable costs specified in the applicable agreement have been incurred or a milestone has been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required. The duration of the government grants, contracts, and awards varies by government entity as well as phase level. The general duration period during 2022 was 1.4 years.

Grant, contract, and award receivables relate to allowable amounts expended or otherwise incurred or earned in connection with the terms of a grant, contract, or award and for which reimbursement has not yet taken place. As of December 31, 2022, government grants, contracts, and awards accounted for approximately $0.2 million in accounts receivable. To be eligible to receive moneys from government agencies the Company must meet commitments as outlined in the grant, contract, and award agreements.

Costs of Revenue

The expenses that are included in costs of revenue associated with product sales include all raw material and in-house manufacturing costs for the products we manufacture.

Cash and Cash Equivalents

The Company considers all cash on deposit, money market accounts and highly-liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost for manufactured inventory determined under the standard costs, which approximate actual costs, determined on the first-in first-out (“FIFO”) method. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. The Company reviews the carrying value of inventory on a periodic basis for excess or obsolete items, and records any write-down as a cost of revenue, as necessary. Inventory that is not expected to be utilized within 12 months of December 31, 2022, and 2021, respectively is recorded as long term.

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

Long Lived Intangible Assets

The Company evaluates the carrying value of intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2022.

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

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were not significant for each of the years ended December 31, 2022 and 2021.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2022 and 2021, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

New Accounting Pronouncement, Not Yet Adopted

In August 2020, the Financial Statement Accounting Board (the “FASB”) issued ASU 2020-06 which simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. For contracts in an entity’s own equity, the new guidance eliminates some of the current requirements for equity classification such as the requirement that settlement in unregistered shares is permitted. In addition, the new guidance reduces the number of accounting models that require separating embedded conversion features from convertible instruments, including eliminating the requirement to recognize a beneficial conversion feature if the conversion feature is in the money and does not require bifurcation as a derivative liability. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance is effective for the Company for annual periods beginning after December 15, 2023, and interim periods within that year, with early adoption permitted. The Company plans to adopt the new standards January 1, 2023. The adoption of this standard will not have a material impact on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

Net Loss Per Share – Basic and Diluted

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock, options and warrants for the purchase of common stock The Company had potentially dilutive securities, totaling approximately 0.7 million and 0.02 million shares of common stock as of December 31, 2022 and 2021, respectively.

Below are basic and diluted loss per share data for the year ended December 31, 2022, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(12,039)	$(2,807)	$(14,846)
Deemed dividend and accretion of a discount	(4,450)	-	(4,450)
Net loss attributable to common stockholders	$(16,489)	$(2,807)	$(19,296)

Denominator:
Number of shares used in per common share calculations:	301,610	15,713	317,323

Net loss per common share:
Net loss	$(39.92)	$(6.87)	$(46.79)
Deemed dividend and accretion of a discount	(14.75)	0.73	(14.02)
Net loss attributable to common stockholders	$(54.67)	$(6.14)	$(60.81)

Below are basic and diluted loss per share data for the year ended December 31, 2021, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(9,309)	$(696)	$(10,005)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(9,309)	$(696)	$(10,005)

Denominator:
Number of shares used in per common share calculations:	246,919	3,782	250,701

Net loss per common share:
Net loss	$(37.70)	$(2.21)	$(39.91)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(37.70)	$(2.21)	$(39.91)

2. Business Acquisition

On June 30, 2022, the Company entered into and closed a Stock Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company acquired all of the outstanding shares of common stock of TA&T, a corporation organized under the Laws of the State of Maryland. As a result, TA&T is a wholly owned subsidiary of the Company.

The Purchase Agreement sets forth approximately $760,000, including accrued interest, in loan obligations that the Company agreed to assume in connection with the purchase. Further, the Purchase Agreement provides for potential earnout payments to the sellers on the achievement of certain pre-determined gross revenue targets by TA&T for calendar years 2022 and 2023. Earnouts, if any, will be expensed as incurred, as management does not expect the earnouts to be achieved.

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

The following proforma unaudited revenue and net loss are presented as if the acquisition had been included in the consolidated results of the Company for the years ended December 31, 2022 and 2021 (in thousands).

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue	$2,150	$2,086
Net loss	$(12,055)	$(9,844)

No amounts are included in the condensed consolidated statement of operations relating to TA&T for the six months ended June 30, 2022, as the transaction was closed the end of day June 30, 2022. TA&T’s operations are included in the Company’s condensed consolidated statement of operations beginning July 1, 2022.

3. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2022	2021
Raw materials	$552	$411
WIP	94	134
Finished goods	91	52
	$737	$597

4. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	As of December 31,
	2022	2021
Manufacturing and lab equipment	$6,192	$4,286
Leasehold improvements	951	936
Software and computer equipment	741	696
Furniture and equipment	119	82
	8,003	6,000
Less: accumulated depreciation	(2,312)	(1,975)
	$5,691	$4,025

Depreciation expense for 2022 and 2021 was approximately $0.3 million and approximately $0.2 million, respectively.

Of the $6.2 million in manufacturing and lab equipment listed as of December 31, 2022, $4.3 million is related to the purchase of equipment for SINTX Armor. As explained in Note 1, on July 20, 2021, the Company acquired the equipment and obtained certain intellectual know how with which it intends to develop, manufacture and commercialize protective armor plates from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses.

As of December 31, 2022, the SINTX Armor assets have not yet been placed in service, nor has the Company recognized any depreciation expense associated with these assets. The assets were placed into service in Q1 2023 (see Note 16).

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Trademarks	$50	$50
Less: accumulated amortization	(24)	(19)
	$26	$31

Amortization expense for 2022 was approximately $5.0 thousand. Amortization expense for 2021 was approximately $5.0 thousand.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of December 31, 2022 and 2021. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 and 2021.

	Fair Value Measurements as of December 31, 2022 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$5,126	$5,126

	Fair Value Measurements as of December 31, 2021 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$347	$347

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2022 and 2021. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021 (in thousands):

Common Stock Warrants
Balance as of December 31, 2020	$(1,238)
Change in fair value	696
Exercise of warrants	195
Balance as of December 31, 2021	(347)
Issuance of derivatives	(7,586)
Change in fair value	2,807
Balance as of December 31, 2022	$(5,126)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of December 31, 2022, and 2021, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted-average risk-free interest rate	3.99%-4.42%	0.06%-0.97%
Weighted-average expected life (in years)	0.07-4.80	0.07-3.10
Expected dividend yield	-%	-%
Weighted average expected volatility	103.6%-243.0%	71.5%-126.5%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Payroll and related expenses	$524	$724
Accrued payables	464	-
Other	630	426
	$1,618	$1,150

8. Debt

2020 PPP Loan

On April 28, 2020, the Company received funding under a Paycheck Protection Program (“PPP”) loan (the “PPP Loan”) from First State Community Bank (the “Lender”). The principal amount of the PPP Loan was $0.4 million. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). Loans made under the PPP may be partially or fully forgiven if the recipient complies with the provisions of the CARES Act, including the use of PPP Loan proceeds for payroll costs, rent, utilities and other expenses, provided that such amounts are incurred during a 24-week period that commenced on April 28, 2020 and at least 60% of any forgiven amount has been used for covered payroll costs as defined by the CARES Act. On January 5, 2021, the Lender provided notice to the Company that the principal amount and accrued interest had been forgiven. The Company removed the PPP Loan obligation and recorded other income for forgiveness of debt totaling approximately $0.4 million.

2021 PPP Loan

On March 15, 2021, the Company received funding under the SBA Second Draw Program under the Paycheck Protection Program (“2021 PPP”) (the “2021 PPP Loan”) from the Lender. The principal amount of the 2021 PPP Loan is approximately $0.5 million. The Company received notice on November 24, 2021, that the principal amount and accrued interest had been forgiven. The Company removed the 2021 PPP Loan obligation and recorded other income for forgiveness of debt totaling $0.5 million on November 24, 2021.

Subsequent to December 31, 2021, the Company has determined that due to its status as a publicly traded company with shares of common stock trading on the Nasdaq Capital Market it was not eligible to receive a loan under the SBA Second Draw Program under the Paycheck Protection Program. As a result, the Company repaid the loan on June 14, 2022, together with processing fees and interest, which totaled approximately $0.5 million (see Note 1 “Correction of an immaterial error”).

Business Loan

On July 20, 2021, TA&T (see Note 2), entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. Under the Business Loan, the Company will make monthly installment payments, including principal and interest, of $1,754. Payments are to begin 18 months from the date of the loan. The balance of principal and interest is payable 30 years from July 20, 2021. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The Business Loan contains other standard provisions that are customary of loans of this type. The outstanding balance at December 31, 2022 was $315,000.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition (see Note 2) of TA&T (the Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of December 31, 2022, the related party debt had an outstanding balance of $212,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition (see Note 2) of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of December 31, 2022, the line of credit with Wells Fargo had no outstanding balance.

9. Equity

2022 Rights Offering

On October 17, 2022, the Company completed a rights offering (the “Rights Offering”) to holders of the Company’s Series B Preferred Shares, Series C Preferred Shares, and warrants issued March 6, 2018, May 8, 2018, May 14, 2018, and February 6, 2020 (collectively, the “Security Holders”) for subscriptions of 4,656 rights resulting in gross proceeds to the Company of approximately $4.7 million. Under the Rights Offering, the Company distributed to the Security Holders, at no charge, one non-transferable subscription right for each share of common stock, share of Series B Preferred Stock, share of Series C Preferred Stock, and each participating warrant (on an as-if-converted-to-common-stock basis) held on the record date, September 23, 2022. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series D Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into shares of SINTX’s common stock at a conversion price equal to $15.102 (the “Conversion Price”)), and 66 common stock purchase warrants expiring five years from the date of issuance, which we refer to as the Class A Warrants, and (iii) 66 common stock purchase warrants expiring three years from the date of issuance, which we refer to as the Class B Warrants and, together with the Class A Warrants, the Warrants with each warrant exercisable for one share of common stock at an exercise price of $15.102 per share.

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim, pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent.

Subject to the terms and conditions of the 2021 Distribution Agreement, Maxim will use its commercially reasonable efforts to sell the Shares from time to time, based on the Company’s instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the 2021 Distribution Agreement and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2023. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of December 31, 2022 there have been no sales of shares of common stock under the 2021 Distribution Agreement. In connection with the February 2023 offering, the Company agreed to not make any sales of securities under the ATM for a period of six months from the date of closing the offering, February 10, 2023, until August 10, 2023 (see Note 16).

10. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the years ended December 31, 2022 and 2021 is as follows:

		December 31, 2022
		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Price	(Years)	Value
As of December 31, 2021	8,339	$391.00	8.7	87,553
Granted	3,570	44.60	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of December 31, 2022	11,909	$234.02	6.9	$-
Exercisable at December 31, 2022	11,301	$239.73	6.9	$-
Vested and expected to vest at December 31, 2022	10,026	$256.90	6.9	$-

		December 31, 2021
		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Price	(Years)	Value
As of December 31, 2020	4,654	$553	9.3	511,518
Granted	3,685	193	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of December 31, 2021	8,339	$391	8.7	$87,553
Exercisable at December 31, 2021	2,682	$1,004	8.3	$46,449
Vested and expected to vest at December 31, 2021	8,303	$391	8.7	$86,703

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The following weighted average assumptions were used in the calculation to estimate the fair value of options granted to employees and non-employees during the year ended December 31, 2022. During the year ended December 31, 2022, the Company granted stock options with an estimated fair value of approximately $0.2 million.

Year Ended
December 31, 2022
Weighted-average risk-free interest rate	1.70%
Weighted-average expected life (in years)	5.5
Expected dividend yield	-%
Weighted-average expected volatility	131%

Of the 3,570 options granted during 2022, 600 were to non-executive members of the board of directors. Of the 11,909 options outstanding as of December 31, 2022, 3,550 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of December 31, 2022, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$347	1.4
Stock grants	26	1.5

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax expense:

	December 31,
	2022	2021
Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(3.7)%	(4.7)%
Return to provision	(0.7)%	0.0%
Equity related expenses	1.9%	(1.7)%
Tax exempt income	(0.0)%	(2.2%
Change in valuation allowance	23.5%	29.6%
Total income tax expense	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$53,842	$52,559
Stock-based compensation	3,099	3,006
Federal R&D credit	2,222	2,222
Accrued expenses	101	156
Capitalized research expenses	1,448	-
Intangibles	347	216
Right of use asset/liabilities	12	3
Other	2	0
Total deferred tax assets	61,073	58,162
Deferred tax liabilities:
Depreciation	(287)	(221)
Right of Use Asset/Liabilities	-	-

Total deferred tax liabilities	(287)	(221)
Less valuation allowance	(60,786)	(57,941)
Net deferred tax liability	$-	$-

	December 31,
	2022	2021

Pre-tax book income tax at statutory rate	$(2,531)	$(1,843)
State taxes, net of federal benefit	(450)	(409)
Return to provision	(86)	-
Equity related expenses	229	(146)
Change in valuation allowance	2,845	2,587
Other	(7)	(189)
Total income tax expense	$-	$-

As of December 31, 2022 and 2021, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $215.8 million and $210.7 million, respectively. The federal and state net operating loss carryforwards will expire from 2023 to 2037 unless previously utilized. Additionally, the Company believes an ownership change has occurred that would trigger the limitation on usage of net operating losses imposed by Internal Revenue Code section 382. Because of this limitation, a significant portion of the net operating losses would more likely than not expire unused.

During the years ended December 31, 2022 and 2021, the Company recognized no amounts related to interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance increased by approximately $2.8 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively.

12. Commitment and Contingencies

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

13. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $0.1 million relating to retirement contributions for each of the years ended December 31, 2022 and 2021.

14. Note Receivable

On October 1, 2018, the Company completed the sale of its spine implant business to CTL Medical. The sale included a $6.0 million noninterest bearing note receivable payable over a 36 month term to mature on October 1, 2021. The note receivable included an imputed interest rate of 10%. The note was paid in full in May 2021.

15. Leases

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

TA&T

In connection with operation of its business (see Note 2), TA&T has entered into various leases from which it conducts its research, development and manufacturing activities. The leases have various expiration dates ranging from July 2023 through April 2025.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

As of December 31, 2022, the operating lease right-of-use assets totaled approximately $2.3 million and the operating lease liability totaled approximately $2.4 million. Non-cash operating lease expense during the year ended December 31, 2022, totaled approximately $0.6 million. As of December 31, 2022, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Operating lease future minimum payments together with the present values as of December 31, 2022, are summarized as follows:

December 31,
2023	$870
2024	896
2025	194
2026	127
2027	131
Beyond	539
Total future minimum lease payments	2,757
Less amounts representing interests	(398)
Present value of lease liability	2,359

Current-portion of operating lease liability	738
Long-term portion operating lease liability	$1,621

16. Subsequent Events

February 2023 Public Offering

On February 10, 2023, the Company closed on a public offering of 2,150,000 units, with each unit consisting of one share of common stock, or one pre-funded warrant to purchase one share of its common stock, one Class C Warrant with each warrant to purchase one share of common stock, and one half of one Class D Warrant with each whole warrant to purchase one share of common stock. Each unit was sold at a public offering price of $5.60. The Class C and Class D Warrants in the units are immediately exercisable at a price of $5.60 per share. The Class C Warrants expire five years from the date of issuance and the Class D Warrants expire three years from the date of issuance. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and were immediately separable upon issuance. In addition, the company issued a total of 86,000 common stock warrants to the placement agent, Maxim Group, and Ascendiant Capital. Gross proceeds, before deducting placement agent fees and other offering expenses, were approximately $12.0 million, ($10.9 million net). All proceeds were allocated to a derivative liability.

Amendment to Equity Distribution Agreement

On January 10, 2023, The Company entered into an amendment to our Equity Distribution Agreement (the “Distribution Agreement”) with Maxim, pursuant to which the expiration date of the Distribution Agreement was extended to the earlier of: (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2024. No other changes were made to the terms of the Distribution Agreement. Because the company’s public float is less than $75 million, we may not sell securities over a 12 month period in an amount greater than one-third of our public, or approximately $3.27 million, based on a share price of $2.68 on March 3, 2023.

NASDAQ Compliance

On January 6, 2023, the Company received notification from the NASDAQ Listing Qualifications Staff notifying the Company that it has regained compliance with NASDAQ’s minimum bid price requirements for continued listing on the Nasdaq Capital Market. The notification indicated that because the closing bid price of the Company’s common stock having been at $1.00 per share or greater for at least ten consecutive business days, from December 20, 2022 to January 4, 2023, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter is now closed.

SINTX Armor Facility

On February 28, 2023, the Company announced that equipment installation along with key renovations and upgrades to its SINTX Armor facility in Salt Lake City are complete.

