Form 10-Q
period 2023-03-31
Sintx Technologies, Inc.
filed 2023-05-15
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,050,302 shares of common stock, $0.01 par value, were outstanding at May 11, 2023.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$12,626	$6,245
Account and other receivables, net of allowance	467	328
Prepaid expenses and other current assets	785	344
Inventories	388	284
Other current assets	25	8
Total current assets	14,291	7,209

Inventories, net	238	453
Property and equipment, net	5,772	5,691
Intangible assets, net	25	26
Operating lease right of use asset	2,241	2,309
Other long-term assets	84	85
Total assets	$22,651	$15,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$486	$434
Accrued liabilities	1,504	1,618
Current portion of long-term debt	117	160
Derivative liabilities	2,267	5,126
Current portion of operating lease liability	750	738
Other current liabilities	2	2
Total current liabilities	5,126	8,078

Operating lease liability, net of current portion	1,547	1,621
Long term debt, net of current portion	33	368
Other long-term liabilities	-	2
Total liabilities	6,706	10,069

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 206 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	-	-
Convertible preferred stock Series E, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; zero and 1 share issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 4,050,236 and 542,145 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	40	5
Additional paid-in capital	278,653	268,154
Accumulated deficit	(262,748)	(262,455)
Total stockholders’ equity	15,945	5,704
Total liabilities and stockholders’ equity	$22,651	$15,773

The condensed consolidated balance sheet as of December 31, 2022, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Product revenue	$240	$101
Grant and contract revenue	299	28
Total revenue	539	129
Costs of revenue	118	80
Gross profit	421	49
Operating expenses:
Research and development	2,200	1,653
General and administrative	1,169	856
Sales and marketing	310	394
Grant expenses	299	26
Total operating expenses	3,978	2,929
Loss from operations	(3,557)	(2,880)
Other income (expenses):
Interest expense	(2)	(8)
Interest income	38	2
Change in fair value of derivative liabilities	4,006	41
Offering costs of derivative liabilities	(786)	-
Other income (net)	8	-
Total other income, net	3,264	35
Net loss before income taxes	(293)	(2,845)
Provision for income taxes	-	-
Net loss	$(293)	$(2,845)

Net loss per share – basic and diluted
Basic – net loss	$(0.13)	$(11.51)
Diluted – net loss	$(1.74)	$(11.51)
Weighted average common shares outstanding:
Basic	2,272,992	247,122
Diluted	2,558,059	247,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	77	-	247,105	2	267,609	(250,416)	17,195
Stock based compensation	-	-	30	-	102	-	102
Net loss	-	-	-	-	-	(2,845)	(2,845)
Balance as of March 31, 2022	77	$-	247,135	$2	$267,711	$(253,261)	$14,452

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	283	$-	542,145	$5	$268,154	$(262,455)	$5,704
Stock based compensation	-	-	15	-	86	-	86
Common stock issued for cash, net of cash fees	-	-	1,980,000	20	4,437	-	4,457
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	383	-	383
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	5,502	-	5,502
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	170,000	2	(2)	-	-
Issuance of common stock from the cashless exercise of warrants	-	-	1,337,600	13	(13)	-	-
Redemption of preferred stock	(1)	-	-	-	(2)	-	(2)
Issuance of agent warrants	-	-	-	-	108	-	108
Round up shares issued in reverse split	-	-	20,475	-	-	-	-
Net loss	-	-	-	-	-	(293)	(293)
Balance as of March 31, 2023	282	$-	4,050,235	$40	$278,653	$(262,748)	$15,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flow From Operating Activities
Net loss	$(293)	$(2,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	154	68
Amortization of right of use asset	183	130
Amortization of intangible assets	1	1
Stock based compensation	86	102
Change in fair value of derivative liabilities	(3,898)	(41)
Bad debt expense	(3)	-
Changes in operating assets and liabilities:
Trade accounts receivable	(137)	(4)
Prepaid expenses and other current assets	(457)	(391)
Inventories	110	(27)
Accounts payable and accrued liabilities	(103)	(54)
Other liabilities	(337)	3
Payments on operating lease liability	(177)	(122)
Net cash used in operating activities	(4,871)	(3,180)
Cash Flows From Investing Activities
Purchase of property and equipment	(236)	(230)
Net cash used in investing activities	(236)	(230)
Cash Flows From Financing Activities
Proceeds from issuance of warrant derivative liabilities	6,650	-
Proceeds from issuance of common stock and prefunded warrants, net of cash fees of $600	4,840	-
Redemption of Preferred Stock Series E	(2)	-
Net cash provided by financing activities	11,488	-
Net increase (decrease) in cash and cash equivalents	6,381	(3,410)
Cash and cash equivalents at beginning of period	6,245	14,273
Cash and cash equivalents at end of period	$12,626	$10,863

Noncash Investing and Financing Activities
Right of use asset for lease liability	$114	$-
Reduction of derivative liability upon exercise of warrants	5,502	-
Par value of common stock upon cashless exercise of warrants	13	-
Par value of common stock upon exercise of prefunded warrants	2	-

Supplemental Cash Flow Information
Cash paid for interest	$2	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”) and Technology Assessment and Transfer, Inc. (TA&T), which are collectively referred to as “we” or “the Company”. SINTX is an advanced ceramics company formed in December 1996 (and was previously known as Amedica Corporation), is focused on providing solutions in a variety of biomedical, technical, and antipathogenic applications. We have grown from focusing primarily on the research, development and commercialization of medical devices manufactured with silicon nitride to becoming an advanced ceramics company engaged in diverse fields, including biomedical, technical and antipathogenic applications. This diversification enables us to focus on our core competencies, which are the manufacturing, research, and development of products comprised from advanced ceramic materials for external partners. We seek to connect with new customers, partners and manufacturers to help them realize the goal of leveraging our expertise in advanced ceramics to create new, innovative products across these sectors. The Company presently manufactures ceramic powders and components in its Salt Lake City and Maryland facilities. The SINTX Salt Lake City facility is FDA and ANVISA registered, ISO 13485:2016 certified, and ASD9100D certified. The Company’s products are primarily sold in the United States.

The Company is focused on building revenue generating opportunities in three business industries – biomedical, technical (including armor), and antipathogenic – thereby connecting with current and new customers, partners and manufacturers to help realize the goal of leveraging expertise in high-tech ceramics to create new, innovative opportunities across these sectors. We expect our continued investment in research and development to provide additional revenue opportunities.

SINTX believes it is the first and only manufacturer to use silicon nitride in medical applications primarily focused on spine fusion therapies. Since then, we have developed other applications for our silicon nitride technology as well as utilized our expertise in the use of ceramic materials in other applications. In July 2021, the Company acquired the equipment and obtained certain proprietary know-how rights with which it is using to develop, manufacture, and commercialize protective armor from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. The protective armor operations are housed in SINTX Armor. In June 2022, the Company acquired TA&T, a nearly 40-year-old business with a mission to transition advanced materials and process technologies from a laboratory environment to commercial products and services.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of March 31, 2023, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the three months ended March 31, 2023, and 2022, the Company incurred a net loss of $0.3 million and $2.8 million, respectively, and used cash in operating activities of $4.9 million and $3.2 million, respectively. The Company had an accumulated deficit of $262.7 million and $262.5 million as of March 31, 2023, and December 31, 2022, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent. Subject to the terms and conditions of the 2021 Distribution Agreement, as amended, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering (the “ATM”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2024. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of March 31, 2023, there have been no sales of shares of common stock under the 2021 Distribution Agreement. Because the company’s public float is less than $75 million, we may not sell securities over a 12-month period in an amount greater than one-third of our public float. In connection with the February 2023 offering, the Company agreed to not make any sales of securities under the ATM for a period of six months from the date of closing the offering, February 10, 2023, until August 10, 2023.

On October 17, 2022, the Company closed on the sale of 4,656 Units for gross proceeds of approximately $4.7 million pursuant to the terms of a Rights Offering to holders of the Company’s common stock, Series B and Series C preferred stock and holders of certain outstanding common stock warrants (See Note 7).

On February 10, 2023, the Company closed on a public offering of 2,150,000 units with gross proceeds of approximately $12.0 million (See Note 7).

Management has concluded existing capital resources will be sufficient to fund operations for at least the next 12 months, or through May 2024.

Grant and Contract Revenue

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

New Accounting Pronouncements Recently Adopted

In August 2020, the Financial Statement Accounting Board (the “FASB”) issued ASU 2020-06 which simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. For contracts in an entity’s own equity, the new guidance eliminates some of the current requirements for equity classification such as the requirement that settlement in unregistered shares is permitted. In addition, the new guidance reduces the number of accounting models that require separating embedded conversion features from convertible instruments, including eliminating the requirement to recognize a beneficial conversion feature if the conversion feature is in the money and does not require bifurcation as a derivative liability. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The Company adopted the new standards January 1, 2023. The adoption of this standard allows the Company in the future and, in certain circumstances, to avoid derivative treatment of warrants and avoid beneficial conversion treatment of certain convertible preferred shares.

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

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. For the three months ended March 31, 2023, there is no difference in the number of shares and net loss used to calculate basic and diluted shares outstanding because their effect would have been anti-dilutive. The Company had potentially dilutive securities, totaling approximately 1.2 million and 2.1 million as of March 31, 2023, and 2022, respectively.

Below are basic and diluted loss per share data for the three months ended March 31, 2023, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(293)	$(4,149)	$(4,442)

Denominator:
Number of shares used in per common share calculations:	2,272,992	258,067	2,558,059

Net loss per common share:
Net loss	$(0.13)	$(1.61)	$(1.74)

Below are basic and diluted loss per share data for the three months ended March 31, 2022, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,845)	$-	$(2,845)

Denominator:
Number of shares used in per common share calculations:	247,122	-	247,122

Net loss per common share:
Net loss	$(11.51)	$-	$(11.51)

3. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$412	$552
WIP	125	94
Finished goods	89	91
	$626	$737

As of March 31, 2023, inventories totaling approximately $0.4 million and $0.2 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of March 31, 2023, that management estimates will be sold or used by March 31, 2024.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of March 31, 2023, and December 31, 2022. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023, and December 31, 2022 (in thousands):

	Fair Value Measurements as of March 31, 2023
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$2,267	$2,267

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$5,126	$5,126

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2023, and 2022. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023, and 2022 (in thousands):

Common Stock Warrants
Balance as of December 31, 2021	$(347)
Change in fair value	41
Balance as of March 31, 2022	$(306)

Balance as of December 31, 2022	$(5,126)
Issuance of derivatives	(6,650)
Exercise of warrants	5,502
Change in fair value	4,006
Other	1
Balance as of March 31, 2023	$(2,267)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of March 31, 2023, and December 31, 2022, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of March 31, 2023, and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Weighted-average risk-free interest rate	3.60%-4.74%	3.99%-4.42%
Weighted-average expected life (in years)	0.11-4.87	0.07-4.80
Expected dividend yield	-%	-%
Weighted-average expected volatility	109.2%-141.8%	103.6%-243.0%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Payroll and related expense	$584	$524
Accrued payables	307	464
Other	613	630
	$1,504	$1,618

6. Debt

Business Loan

On July 20, 2021, TA&T (see Note 2), entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at March 31, 2023.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the Personal Loans”). The total amount of the Personal Loans at June 30, 2022, the date of acquisition, was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of March 31, 2023, the related party debt had an outstanding balance of $150,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

7. Equity

2023 Registered Offering

On February 10, 2023, the Company closed on a public offering of 2,150,000 units, with each unit consisting of one share of common stock, or one pre-funded warrant to purchase one share of its common stock, one Class C Warrant to purchase one share of common stock, and one half of one Class D Warrant with each whole Class D Warrant entitling the holder to purchase one share of common stock. Each unit was sold at a public offering price of $5.60. The Class C and Class D Warrants are immediately exercisable at a price of $5.60 per share. The Class C and Class D warrants each have a cashless exercise provision entitling the holders to surrender one Class C Warrant and receive 0.4 shares of common stock and on the surrender of one Class D Warrant the holder is entitled to receive 0.8 shares of common stock. The Class C Warrants expire five years from the date of issuance and the Class D Warrants expire three years from the date of issuance. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and were immediately separable upon issuance. In addition, the company issued a total of 86,000 common stock warrants to the placement agent, Maxim Group, and the Company’s financial advisor, Ascendiant Capital. Gross proceeds, before deducting offering expenses, totaled approximately $12.0 million. Of the $12.0 million of gross proceeds, approximately $5.4 million were allocated to common stock and prefunded warrants ($4.8 million net of offering costs) and approximately $6.7 million were allocated to derivative liabilities (with approximately $0.7 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

2022 Rights Offering

On October 17, 2022, the Company completed a rights offering (the “Rights Offering”) to holders of the Company’s Series B Preferred Shares, Series C Preferred Shares, and warrants issued March 6, 2018, May 8, 2018, May 14, 2018, and February 6, 2020 (collectively, the “Security Holders”) for subscriptions of 4,656 rights resulting in gross proceeds to the Company of approximately $4.7 million. Under the Rights Offering, the Company distributed to the Security Holders, at no charge, one non-transferable subscription right for each share of common stock, share of Series B Preferred Stock, share of Series C Preferred Stock, and each participating warrant (on an as-if-converted-to-common-stock basis) held on the record date, September 23, 2022. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series D Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into shares of SINTX’s common stock at a conversion price equal to $15.102 (the “Conversion Price”), and 66 common stock purchase warrants expiring five years from the date of issuance, which we refer to as the Class A Warrants, and (iii) 66 common stock purchase warrants expiring three years from the date of issuance, which we refer to as the Class B Warrants and, together with the Class A Warrants, the Warrants with each warrant exercisable for one share of common stock at an exercise price of $2.70 per share.

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent. Subject to the terms and conditions of the 2021 Distribution Agreement, as amended, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2024. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of March 31, 2023, there have been no sales of shares of common stock under the 2021 Distribution Agreement. Because the company’s public float is less than $75 million, we may not sell securities over a 12-month period in an amount greater than one-third of our public float. In connection with the February 2023 offering, the Company agreed to not make any sales of securities under the ATM for a period of six months from the date of closing the offering, February 10, 2023, until August 10, 2023.

8. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended March 31, 2023, and 2022 is as follows:

		March 31, 2023
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2022	11,909	$234.02	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of March 31, 2023	11,909	$120.33	7.7	$-
Exercisable at March 31, 2023	8,303	$330.56	7.6	$-
Vested and expected to vest at March 31, 2023	9,840	$119.65	7.7	$-

		March 31, 2022
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2021	8,339	$391	8.7	$87,553
Granted	3,570	49	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of March 31, 2022	11,909	$238	8.9	$114,500
Exercisable at March 31, 2022	3,872	$602	8.3	$44,652
Vested and expected to vest at March 31, 2022	11,787	$244	8.9	$117,100

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company did not grant any stock options during the first quarter of 2023.

Of the 11,909 options outstanding as of March 31, 2023, 3,551 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of March 31, 2023, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$268	1.1
Stock grants	$53	6.2

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

As of March 31, 2023, the operating lease right-of-use assets totaled approximately $2.2 million, and the operating lease liability totaled approximately $2.3 million. Non-cash operating lease expense during the three months ended March 31, 2023 and 2022, totaled approximately $0.2 and $0.1 million, respectively. As of March 31, 2023, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Operating lease future minimum payments together with the present values as of March 31, 2023, are summarized as follows:

Years Ending December 31,	March 31, 2023
2023	$654
2024	897
2025	269
2026	190
2027	131
Thereafter	539
Total future minimum lease payments	2,680
Less amounts representing interests	(383)
Present value of lease liability	2,297

Current-portion of operating lease liability	750
Long-term portion operating lease liability	$1,547

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2022 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q and in other filings with the Securities and Exchange Commission we may make from time-to-time.

Overview

We are an advanced materials company that develops and commercializes advanced ceramics for biomedical, technical, and antipathogenic applications. The core strength of SINTX Technologies is the manufacturing, research, and development of advanced ceramics for external partners.

Biomedical Applications: Since our inception, we have been focused on medical grade silicon nitride. SINTX silicon nitride products are biocompatible, bioactive, antipathogenic, and have shown superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the US, Europe, Brazil, and Taiwan. This established use, along with its inherent resistance to bacterial adhesion and bone affinity – means that it may also be suitable in other fusion device applications such as arthroplasty implants, foot wedges, and dental implants. Bacterial infection of any biomaterial implants is always a concern. SINTX silicon nitride is inherently resistant to bacterial colonization and biofilm formation, making it antibacterial. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

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

We entered the ceramic armor market through the purchase of assets from B4C, LLC and a technology partnership with Precision Ceramics USA. We intend to develop and manufacture high-performance ceramics for personnel, aircraft, and vehicle armor including a 100% Boron Carbide material for ultimate lightweight performance in ballistic applications, and a composite material made of Boron Carbide and Silicon Carbide for exceptional multi-hit performance against ballistic threats. We have signed a 10-year lease for a building near our headquarters in Salt Lake City, UT to house development and manufacturing activities for SINTX Armor.

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

Antipathogenic Applications: Today, there is a global need to improve protection against pathogens in everyday life. SINTX believes that by incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks, filters, and wound care devices, it is possible to manufacture surfaces that inactivate pathogens, thereby limiting the spread of infection and disease. The discovery in 2020 that SINTX silicon nitride inactivates SARS-CoV-2, the virus which causes the disease COVID-19, has opened new markets and applications for our material.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Product revenue	$240	$101	$139	138%
Grant and contract revenue	299	28	271	968%
Total revenue	539	129	410	318%
Costs of revenue	118	80	38	48%
Gross profit	421	49	372	759%
Operating expenses:
Research and development	2,200	1,653	547	33%
General and administrative	1,169	856	313	37%
Sales and marketing	310	394	(84)	-21%
Grant expenses	299	29	273	1050%
Total operating expenses	3,978	2,929	1,049	36%
Loss from operations	(3,557)	(2,880)	(677)	24%
Other income, net	3,264	35	3,229	9226%
Net income (loss) before income taxes	(293)	(2,845)	2,552	-90%
Provision for income taxes	-	-	-	N/A
Net income (loss)	(293)	(2,845)	2,552	-90%

Revenue

For the three months ended March 31, 2023, total product revenue increase $0.1 million, or 138% as compared to the same period in 2022. During the quarter ended March 31, 2023 grant and contract revenue increase $0.3 million, or 968% as compared to the same period in 2022. The increases were primarily due to new orders for silicon nitride aerospace components and government grants and contracts in our Salt Lake City operation as well as commercial and government contract revenue in our Maryland operation.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2023, cost of revenue remained relatively unchanged at $0.1 million. Gross profit increased $0.3 million, or 759%, as compared to the same period in 2022. This increase was primarily attributed to an increase in grant and contract revenue.

Research and Development Expenses

For the three months ended March 31, 2023, research and development expenses increased $0.5 million, or 33%, as compared to the same period in 2022. This increase was primarily attributable to an increase in patent expenses and costs of operations associated with the acquisition of TA&T mid-2022.

General and Administrative Expenses

For the three months ended March 31, 2023, general and administrative expenses increased $0.3 million, or 37%, as compared to the same period in 2022. This increase is primarily due to an increase in costs for legal expenses, investor relations, and employee recruiting.

Sales and Marketing Expenses

For the three months ended March 31, 2023, sales and marketing expenses decreased $0.1 million, or -21%, as compared to the same period in 2022. This decrease was primarily attributable to an overall decrease in costs for outside consulting.

Grant Expenses

For the three months ended March 31, 2023, grant and contract expenses increased by $0.3 million, or 1050%, as compared to the same period in 2022. This increase was primarily attributable to a general increase in grant and contract revenue when compared to the prior year.

Other Income, Net

For the three months ended March 31, 2023, other income increased $3.2 million, or 9226%, as compared to the same period in 2022. This increase was primarily due to other income of $4.0 million associated with the change in the fair value of the derivative liabilities offset by $0.8 million in offering costs associated with those derivative liabilities.

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

For the three months ended March 31, 2023, and 2022, the Company incurred net loss of $0.3 million and $2.8 million, respectively, and used cash in operating activities of $4.9 million and $3.2 million, respectively. The Company had an accumulated deficit of $262.7 million and $262.5 million as of March 31, 2023, and December 31, 2022, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 10, 2023, the Company closed on a public offering of 2,150,000 units, with each unit consisting of one share of common stock, or one pre-funded warrant to purchase one share of its common stock, one Class C Warrant to purchase one share of common stock, and one half of one Class D Warrant with each whole Class D Warrant entitling the holder to purchase one share of common stock. Gross proceeds, before deducting offering expenses, totaled approximately $12.0 million. Of the $12.0 million of gross proceeds, approximately $5.4 million were allocated to common stock and prefunded warrants ($4.8 million net of offering costs) and approximately $6.7 million were allocated to derivative liabilities (with approximately $0.7 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

On October 17, 2022, the Company completed a rights offering of units consisting of convertible preferred stock and common stock warrants, resulting in gross proceeds to the Company of approximately $4.7 million, after deducting expenses relating to the offering, including dealer-manager fees and expenses,

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of its our common stock, $0.01 par value per share, having an aggregate offering price of up to $2.0 million through Maxim, as agent. No shares have been sold under the 2021 Distribution Agreement as of March 31, 2023.

On October 1, 2018, the Company sold the retail spine implant business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. CTL Medical has paid this note in full, and the Company does not expect any future cashflows associated with the note.

The Company is not currently seeking to obtain additional equity and/or debt financing. When the Company desires to seek such additional equity and/or debt financing, such funding is not assured and may not be available to the Company on favorable or acceptable terms and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

Management has concluded that its existing capital resources will be sufficient to fund operations for at least the next 12 months, or through May 2024.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(4,871)	$(3,180)
Net cash used in investing activities	(236)	(230)
Net cash provided by financing activities	11,488	-
Net increase (decrease) in cash	$6,381	$(3,410)

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.9 million during the three months ended March 31, 2023, compared to $3.2 million used during the three months ended March 31, 2022, an increase of $1.7 million. The increase in the net loss from operations, and related non-cash add backs to the net loss, was $1.2 million from 2023 when compared to 2022. The increase in cash used for operating activities during 2023 was primarily due to the $1.1 million mentioned above plus changes in the movement of working capital items during 2023 as compared to the same period in 2022 as follows: a $0.3 million increase in cash used in other liabilities, a $0.1 million increase in accounts receivable, a $0.1 million increase in cash used for payments on operating lease liability, a $0.1 million increase in cash used in accounts payable, and a $0.1 million increase in cash used in prepaid expenses, offset by a $0.1 million decrease in cash used for inventory.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million during the three months ended March 31, 2023 and 2022, remaining primarily unchanged.

Net Cash Provided by Financing Activities

There was $11.5 million in cash provided by financing activities during the three months ended March 31, 2023, compared to no cash provided by financing activities during the same period in 2022. The $11.5 million increase to net cash provided by financing activities was primarily attributable to an increase in proceeds from issuance of warrant derivative liabilities of $6.7 million and an increase in proceeds from issuance of common stock of $4.8 million.

Indebtedness

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bore interest at a rate of 3.75% per annum. The Business Loan was secured by a general security interest in all of the assets of TA&T. The Business Loan contained other standard provisions that are customary of loans of this type. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at March 31, 2023.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the “Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of March 31, 2023, the related party debt had an outstanding balance of $150,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of December 31, 2022, the line of credit with Wells Fargo had no outstanding balance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those policies for the three months ended March 31, 2023. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2023. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 29, 2022. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.1	Form of Pre-Funded Warrant		Exhibit 4.14, Form S-1/A	02/06/23	333-269475

4.2	Form of Class C Warrant		Exhibit 4.13, Form S-1/A	02/07/23	333-269475

4.3	Form of Class D Warrant		Exhibit 4.15, Form S-1/A	02/07/23	333-269475

4.4	Form of Placement Agent Warrant		Exhibit 4.16, Form S-1/A	02/06/23	333-269475

4.5	Form of Warrant Agency Agreement		Exhibit 4.5, Form 8-K	02/09/23	001-33624

10.1	Form of Securities Purchase Agreement		Exhibit 10.1, Form 8-K	02/09/23	001-33624

10.2	Form of Placement Agent Agreement		Exhibit 10.25, Form S-1/A	02/06/23	333-26945

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: May 15, 2023	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

