Form 10-Q
period 2023-06-30
Sintx Technologies, Inc.
filed 2023-08-08
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,208,029 shares of common stock, $0.01 par value, were outstanding at August 4, 2023.

SINTX Technologies, Inc.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$9,328	$6,245
Account and other receivables, net of allowance	385	328
Prepaid expenses and other current assets	677	344
Inventories	695	284
Other current assets	15	8
Total current assets	11,100	7,209

Inventories, net	188	453
Property and equipment, net	5,651	5,691
Intangible assets, net	24	26
Operating lease right of use asset	2,055	2,309
Other long-term assets	80	85
Total assets	$19,098	$15,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$502	$434
Accrued liabilities	1,507	1,618
Current portion of long-term debt	94	160
Derivative liabilities	1,051	5,126
Current portion of operating lease liability	769	738
Other current liabilities	3	2
Total current liabilities	3,926	8,078

Operating lease liability, net of current portion	1,347	1,621
Long term debt, net of current portion	13	368
Other long-term liabilities	-	2
Total liabilities	5,286	10,069

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of June 30, 2023 and December 31, 2022.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of June 30, 2023 and December 31, 2022.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 and 206 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	-	-
Convertible preferred stock Series E, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; zero and 1 share issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 4,208,027 and 542,145 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	42	5
Additional paid-in capital	278,973	268,154
Accumulated deficit	(265,203)	(262,455)
Total stockholders’ equity	13,812	5,704
Total liabilities and stockholders’ equity	$19,098	$15,773

The condensed consolidated balance sheet as of December 31, 2022, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue	$235	$80	$475	$181
Grant and contract revenue	273	160	572	189
Total revenue	508	240	1,047	370
Costs of revenue	104	66	222	146
Gross profit	404	174	825	224
Operating expenses:
Research and development	2,148	1,476	4,364	3,128
General and administrative	1,168	993	2,323	1,849
Sales and marketing	308	338	618	732
Grant and contract expenses	244	150	540	176
Total operating expenses	3,868	2,957	7,845	5,885
Loss from operations	(3,464)	(2,783)	(7,020)	(5,661)
Other income (expenses):
Interest expense	-	-	(2)	(8)
Interest income	47	2	84	3
Loss on disposal of assets	-	(1)	-	(1)
Change in fair value of derivative liabilities	965	108	4,971	148
Offering costs of derivative liabilities	-	-	(786)	-
Other income, net	(3)	162	5	162
Total other income (expense), net	1,009	271	4,272	304
Net loss before income taxes	(2,455)	(2,512)	(2,748)	(5,357)
Provision for income taxes	-	-	-	-
Net loss	(2,455)	(2,512)	(2,748)	(5,357)
Deemed dividend related to convertible preferred stock	(26)	-	(26)	-
Net loss attributable to common stockholders	$(2,481)	$(2,512)	$(2,774)	$(5,357)

Net loss per share – basic and diluted
Basic – net loss	$(0.60)	$(10.16)	$(0.87)	$(21.68)
Basic – deemed dividend on conversion of preferred stock	(0.01)	-	(0.01)	-
Basic – attributable to common stockholders	$(0.61)	$(10.16)	$(0.88)	$(21.68)

Diluted – net loss	$(0.77)	$(10.45)	$(2.23)	$(21.95)
Diluted - deemed dividend on conversion of preferred stock	(0.01)	-	(0.01)	-
Diluted – attributable to common stockholders	(0.78)	(10.45)	(2.24)	(21.95)

Weighted average common shares outstanding:
Basic	4,070,195	247,166	3,176,558	247,144
Diluted	4,436,613	250,787	3,282,667	250,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	77	-	247,105	2	267,609	(250,416)	17,195
Stock based compensation	-	-	30	-	102	-	102
Net loss	-	-	-	-	-	(2,845)	(2,845)
Balance as of March 31, 2022	77	-	247,135	2	267,711	(253,261)	14,452
Stock based compensation	-	-	60	-	88	-	88
Acquisition of subsidiary	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	(2,512)	(2,512)
Balance as of June 30, 2022	77	$-	247,195	$2	$267,821	$(255,773)	$12,050

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	283	$-	542,145	$5	$268,154	$(262,455)	$5,704
Stock based compensation	-	-	15	-	86	-	86
Common stock issued for cash, net of cash fees	-	-	1,980,000	20	4,437	-	4,457
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	383	-	383
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	5,502	-	5,502
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	170,000	2	(2)	-	-
Issuance of common stock from the cashless exercise of warrants	-	-	1,337,600	13	(13)	-	-
Redemption of preferred stock	(1)	-	-	-	(2)	-	(2)
Issuance of agent warrants	-	-	-	-	108	-	108
Round up shares issued in reverse split	-	-	20,475	-	-	-	-
Net loss	-	-	-	-	-	(293)	(293)
Balance as of March 31, 2023	282	-	4,040,235	40	278,653	(262,748)	15,945
Stock based compensation	-	-	68	-	71	-	71
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	251	-	251
Issuance of common stock from the cashless exercise of warrants	-	-	156,000	2	(2)	-	-
Issuance of common stock from the conversion of preferred stock	(26)	-	1,723	-	-	-	-
Deemed dividend related to the conversion of preferred stock	-	-	-	-	(26)	-	(26)
Deemed dividend related to the conversion of preferred stock	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	(2,455)	(2,455)
Balance as of June 30, 2023	256	$-	4,208,027	$42	$278,973	$(265,203)	$13,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six months Ended June 30,
	2023	2022
Cash Flow From Operating Activities
Net loss	$(2,748)	$(5,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	374	137
Amortization of right of use asset	369	262
Amortization of intangible assets	3	3
Stock based compensation	157	190
Change in fair value of derivative liabilities	(4,863)	(148)
Gain on disposal of property and equipment	-	(1)
Changes in operating assets and liabilities:
Trade accounts receivable	(58)	27
Prepaid expenses and other current assets	(336)	(498)
Inventories	(146)	(178)
Accounts payable and accrued liabilities	(109)	84
Other liabilities	(357)	2
Payments on operating lease liability	(357)	(245)
Net cash used in operating activities	(8,071)	(5,722)
Cash Flows From Investing Activities
Purchase of property and equipment	(334)	(598)
Cash acquired in acquisition (see Note 2)	-	303
Net cash used in investing activities	(334)	(295)
Cash Flows From Financing Activities
Proceeds from issuance of warrant derivative liabilities	6,650	-
Proceeds from issuance of common stock and prefunded warrants, net of cash fees of $600	4,840	-
Redemption of preferred stock Series E	(2)	-
Payments on debt	-	(509)
Net cash provided by (used in) financing activities	11,488	(509)
Net increase (decrease) in cash and cash equivalents	3,083	(6,526)
Cash and cash equivalents at beginning of period	6,245	14,273
Cash and cash equivalents at end of period	$9,328	$7,747

Noncash Investing and Financing Activities
Extinguishment of derivative liabilities through exercise of warrants	$5,753	$-
Right of use asset for lease liability	114	-
Par value of common stock upon cashless exercise of warrants	15	-
Par value of common stock upon exercise of prefunded warrants	2	-
Acquisition of subsidiary through assumption of debt	-	22
Reduction of debt through increase in accrued liabilities	-	100
Supplemental Cash Flow Information
Cash paid for interest	$2	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”) and Technology Assessment and Transfer, Inc. (TA&T), which are collectively referred to as “we” or “the Company”. SINTX is an advanced ceramics company formed in December 1996 (and was previously known as Amedica Corporation) and is focused on providing solutions in a variety of biomedical, technical, and antipathogenic applications. We have grown from focusing primarily on the research, development and commercialization of medical devices manufactured with silicon nitride to becoming an advanced ceramics company engaged in diverse fields, including biomedical, technical and antipathogenic applications. This diversification enables us to focus on our core competencies, which are the manufacturing, research, and development of products comprised from advanced ceramic materials for external partners. We seek to connect with new customers, partners and manufacturers to help them realize the goal of leveraging our expertise in advanced ceramics to create new, innovative products across these sectors. The Company presently manufactures ceramic powders and components in its Salt Lake City and Maryland facilities. The SINTX Salt Lake City facility is FDA and ANVISA registered, ISO 13485:2016 certified, and ASD9100D certified. The Company’s products are primarily sold in the United States.

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

SINTX believes it is the first and only manufacturer to use silicon nitride in medical applications primarily focused on spine fusion therapies. Since then, we have developed other applications for our silicon nitride technology as well as utilized our expertise in the use of ceramic materials in other applications. In July 2021, the Company acquired the equipment and obtained certain proprietary know-how rights it is now using to develop, manufacture, and commercialize protective armor from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. The protective armor operations are housed in SINTX Armor. In June 2022, the Company acquired TA&T, a nearly 40-year-old business with a mission to transition advanced materials and process technologies from a laboratory environment to commercial products and services.

On October 1, 2018, the Company completed the sale of its retail spine business to CTL Medical, a Dallas, Texas-based privately held medical device manufacturer. As a result of the sale, CTL Medical became the exclusive owner of the Company’s portfolio of metal and silicon nitride spine products, as well as access to future silicon nitride spine technologies developed by the Company. The Company’s name, Amedica, was also transferred to CTL Medical, which is now CTL Amedica. The Company serves as CTL’s exclusive OEM provider of silicon nitride spine products. Manufacturing, R&D, and all intellectual property related to the core, non-spine, biomaterial technology including silicon nitride remains with the Company.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of June 30, 2023, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the six months ended June 30, 2023, and 2022, the Company incurred a net loss of $2.7 million and $5.4 million, respectively, and used cash in operating activities of $8.1 million and $5.7 million, respectively. The Company had an accumulated deficit of $265.2 million and $262.5 million as of June 30, 2023, and December 31, 2022, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our advanced ceramic materials are not well known, and we believe the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications. The Company has also acquired equipment and certain proprietary know-how for the purpose of developing, manufacturing and commercializing armored plates made from boron carbide and a composite of boron carbide and silicon carbide for military, law enforcement and other civilian uses. The addition of TA&T also expands the Company’s opportunity for revenue growth.

The Company has common stock that is publicly traded and has been able to successfully raise capital when needed since the date of the Company’s initial public offering in February 2014.

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent. Subject to the terms and conditions of the 2021 Distribution Agreement, as amended, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering (the “ATM”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2024. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of June 30, 2023, there have been no sales of shares of common stock under the 2021 Distribution Agreement. Because the company’s public float is less than $75 million, we may not sell securities over a 12-month period in an amount greater than one-third of our public float. In connection with the February 2023 offering, the Company agreed to not make any sales of securities under the ATM for a period of six months from the date of closing the offering, February 10, 2023, until August 10, 2023.

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

If the Company seeks to obtain additional equity and/or debt financing, such funding is not assured and may not be available to the Company on favorable or acceptable terms and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. The Company had potentially dilutive securities, totaling approximately 1.2 million and 2.4 million as of June 30, 2023, and 2022, respectively.

Below are basic and diluted loss per share data for the three months ended June 30, 2023, which are in thousands except for share and per share data:

		Effect of
		Dilutive
	Basic	Warrant	Diluted
	Calculation	Securities	Calculation
Numerator:
Net loss	$(2,455)	$(964)	$(3,419)
Deemed dividend and accretion of a discount	(26)	-	(26)
Net loss attributable to common stockholders	$(2,481)	$(964)	$(3,445)

Denominator:
Number of shares used in per common share calculations:	4,070,195	366,418	4,436,613

Net loss per common share:
Net loss	$(0.60)	$(2.63)	$(0.77)
Deemed dividend and accretion of a discount	(0.01)	-	(0.01)
Net loss attributable to common stockholders	$(0.61)	$(2.63)	$(0.78)

Below are basic and diluted loss per share data for the six months ended June 30, 2023, which are in thousands except for share and per share data:

		Effect of
		Dilutive
	Basic	Warrant	Diluted
	Calculation	Securities	Calculation
Numerator:
Net loss	$(2,748)	$(4,557)	$(7,305)
Deemed dividend and accretion of a discount	(26)	-	(26)
Net loss attributable to common stockholders	$(2,774)	$(4,557)	$(7,331)

Denominator:
Number of shares used in per common share calculations:	3,176,558	106,109	3,282,667

Net loss per common share:
Net loss	$(0.87)	$(42.95)	$(2.23)
Deemed dividend and accretion of a discount	(0.01)	-	(0.01)
Net loss attributable to common stockholders	$(0.88)	$(42.95)	$(2.24)

Below are basic and diluted loss per share data for the three months ended June 30, 2022, which are in thousands except for share and per share data:

		Effect of
		Dilutive
	Basic	Warrant	Diluted
	Calculation	Securities	Calculation
Numerator:
Net loss	$(2,512)	$(108)	$(2,620)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(2,512)	$(108)	$(2,620)

Denominator:
Number of shares used in per common share calculations:	247,166	3,622	250,787

Net loss per common share:
Net loss	$(10.16)	$(29.82)	$(10.45)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(10.16)	$(29.82)	$(10.45)

Below are basic and diluted loss per share data for the six months ended June 30, 2022, which are in thousands except for share and per share data:

		Effect of
		Dilutive
	Basic	Warrant	Diluted
	Calculation	Securities	Calculation
Numerator:
Net loss	$(5,357)	$(148)	$(5,505)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(5,357)	$(148)	$(5,505)

Denominator:
Number of shares used in per common share calculations:	247,144	3,662	250,806

Net loss per common share:
Net loss	$(21.68)	$(40.42)	$(21.95)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(21.68)	$(40.42)	$(21.95)

3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$529	$552
WIP	285	94
Finished goods	69	91
	$883	$737

As of June 30, 2023, inventories totaling approximately $0.7 million and $0.2 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of June 30, 2023, that management estimates will be sold or used by June 30, 2024.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of June 30, 2023, and December 31, 2022. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023, and December 31, 2022 (in thousands):

	Fair Value Measurements as of June 30, 2023
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$1,051	$1,051

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$5,126	$5,126

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2023, and 2022. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023, and 2022 (in thousands):

Common
Stock
Warrants
Balance as of December 31, 2021	$(347)
Change in fair value	148
Other, net	1
Balance as of June 30, 2022	$(198)

Balance as of December 31, 2022	$(5,126)
Issuance of derivatives	(6,650)
Exercise of warrants	5,753
Change in fair value	4,971
Other	1
Balance as of June 30, 2023	$(1,051)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of June 30, 2023, and December 31, 2022, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of June 30, 2023, and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Weighted-average risk-free interest rate	4.13%-5.14%	3.99%-4.42%
Weighted-average expected life (in years)	1.61-4.62	0.07-4.80
Expected dividend yield	-%	-%
Weighted-average expected volatility	103.4%-126.0%	103.6%-243.0%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Payroll and related expense	$701	$524
Accrued payables	262	464
Other	544	630
	$1,507	$1,618

6. Debt

Business Loan

On July 20, 2021, TA&T (see Note 2), entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at June 30, 2023.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the Personal Loans”). The total amount of the Personal Loans at June 30, 2022, the date of acquisition, was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of June 30, 2023, the related party debt had an outstanding balance of $107,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

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

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $2.0 million through Maxim, as agent. Subject to the terms and conditions of the 2021 Distribution Agreement, as amended, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2024. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of June 30, 2023, there have been no sales of shares of common stock under the 2021 Distribution Agreement. Because the company’s public float is less than $75 million, we may not sell securities over a 12-month period in an amount greater than one-third of our public float. In connection with the February 2023 offering, the Company agreed to not make any sales of securities under the ATM for a period of six months from the date of closing the offering, February 10, 2023, until August 10, 2023.

8. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the six months ended June 30, 2023, and 2022 is as follows:

		June 30, 2023
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2022	11,909	$234	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of June 30, 2023	11,909	$120	7.4	$-
Exercisable at June 30, 2023	9,041	$311	7.4	$-
Vested and expected to vest at June 30, 2023	10,286	$119	7.4	$-

		June 30, 2022
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2021	8,339	$391	8.7	$87,553
Granted	3,570	45	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of June 30, 2022	11,909	$238	8.6	$-
Exercisable at June 30, 2022	4,622	$522	8.1	$-
Vested and expected to vest at June 30, 2022	11,173	$247	8.6	$-

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

Of the 11,909 options outstanding as of June 30, 2023, 3,550 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of June 30, 2023, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$204	0.9
Stock grants	$46	6.5

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

As of June 30, 2023, the operating lease right-of-use assets totaled approximately $2.1 million, and the operating lease liability totaled approximately $2.1 million. Non-cash operating lease expense during the six months ended June 30, 2023 and 2022, totaled approximately $0.4 and $0.3 million, respectively. As of June 30, 2023, the weighted-average discount rate for the Company’s operating lease was 6.5%.

Operating lease future minimum payments together with the present values as of June 30, 2023, are summarized as follows:

Years Ending December 31,	June 30, 2023
2023	$437
2024	897
2025	269
2026	190
2027	131
Thereafter	539
Total future minimum lease payments	2,463
Less amounts representing interests	(347)
Present value of lease liability	2,116

Current-portion of operating lease liability	769
Long-term portion operating lease liability	$1,347

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

We entered the ceramic armor market through the purchase of assets from B4C, LLC and a technology partnership with Precision Ceramics USA. We intend to develop and manufacture high-performance ceramics for personnel, aircraft, and vehicle armor including a 100% Boron Carbide material for ultimate lightweight performance in ballistic applications, and a composite material made of Boron Carbide and Silicon Carbide for exceptional multi-hit performance against ballistic threats. We have signed a 10-year lease for a building near our headquarters in Salt Lake City, UT that houses development and manufacturing activities for SINTX Armor.

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

Revenue

Our product revenue is derived from the manufacture and sale of products. These revenue sources include coatings, components for aerospace and medical device markets, toll processing services, and government contracts and grants. We generally recognize revenue from sales at the point in time when the title and risk of loss passes to the customer, which is at the time the product is shipped. In general, our customers do not have rights of return or exchange.

We believe our product revenue will increase as we secure opportunities to manufacture third party products with silicon nitride, launch and generate revenue from our ceramic armor products, and as we continue to introduce new products and services into the market.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Product revenue	$235	$80	$155	194%	$475	$181	$294	162%
Grant and contract revenue	273	160	113	71%	572	189	383	203%
Total revenue	508	240	268	112%	1,047	370	677	183%
Cost of revenue	104	66	38	58%	222	146	76	52%
Gross profit	404	174	230	132%	825	224	601	268%

Operating expenses:
Research and development	2,148	1,476	672	46%	4,364	3,128	1,236	40%
General and administrative	1,168	993	175	18%	2,323	1,849	474	26%
Sales and marketing	308	338	(30)	-9%	618	732	(114)	-16%
Grant and contract expenses	244	150	94	63%	540	176	364	207%
Total operating expenses	3,868	2,957	911	31%	7,845	5,885	1,960	33%
Loss from operations	(3,464)	(2,783)	(681)	24%	(7,020)	(5,661)	(1,359)	24%
Other income (expense)	1,009	271	738	272%	4,272	304	3,968	1305%
Net loss before taxes	(2,455)	(2,512)	57	-2%	(2,748)	(5,357)	2,609	-49%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(2,455)	$(2,512)	$57	-2%	$(2,748)	$(5,357)	$2.609	-49%

Revenue

For the three months ended June 30, 2023, and 2022 total product revenue increases $0.2 million, or 194% as compared to the same period in 2022. During the quarter ended June 30, 2022 grant and contract revenue increased $0.1 million or 71% as compared to the same period in 2022.

For the six months ended June 30, 2023, total product revenue increase $0.3 million, or 162% as compared to the same period in 2022. During the six months ended June 30, 2023 grant and contract revenue increase $0.4 million, or 203% as compared to the same period in 2022. The increases were primarily due to new orders for silicon nitride aerospace components and government grants and contracts in our Salt Lake City operation as well as commercial and government contract revenue in our Maryland operation.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2023, cost of revenue remained relatively unchanged at $0.1 million for both 2023 and 2022.

For the six months ended June 30, 2023, cost of revenue increased $0.1 million, or 52%. Gross profit increased $0.6 million, or 268%, as compared to the same period in 2022. This increase was primarily attributed to the increase in revenue mentioned above.

Research and Development Expenses

For the three months ended June 30, 2023, research and development expenses increased $0.7 million, or 46%, as compared to the same period in 2022. This increase was primarily attributable to an increase in patent expenses, product prototypes, and costs of operations associated with opening the SINTX Armor facility and the acquisition of TA&T mid-2022.

For the six months ended June 30, 2023, research and development expenses increased $1.2 million, or 40%, as compared to the same period in 2022. This increase was primarily attributable to an increase in patent expenses, employee wages, and costs of operations associated with the acquisition of TA&T mid-2022.

General and Administrative Expenses

For the three months ended June 30, 2023, general and administrative expenses increased $0.2 million, or 18%, as compared to the same period in 2022. This increase is primarily due to an increase in costs for investor relations, employee wages and employee recruiting.

For the six months ended June 30, 2023, general and administrative expenses increased $0.5 million, or 26%, as compared to the same period in 2022. This increase is primarily due to an increase in costs for legal expenses, investor relations, employee wages, and employee recruiting.

Sales and Marketing Expenses

For the three months ended June 30, 2023, sales and marketing expenses remained relatively unchanged at $0.3 million, as compared to the same period in 2022.

For the six months ended June 30, 2023, sales and marketing expenses decreased $0.1 million, or -16%, as compared to the same period in 2022. This decrease was primarily attributable to an overall decrease in costs for outside consulting.

Grant and Contract Expenses

For the three months ended June 30, 2023, grant and contract expenses increased by $0.1 million, or 63%, as compared to the same period in 2022. This increase was primarily attributable to a general increase in grant and contract revenue when compared to the prior year. Grant and contract revenue attributed to the TA&T acquisition was not present during the same period in the prior year.

For the six months ended June 30, 2023, grant and contract expenses increased by $0.4 million, or 207%, as compared to the same period in 2022. This increase was primarily attributable to a general increase in grant and contract revenue when compared to the prior year. Grant and contract revenue attributed to the TA&T acquisition was not present during the same period in the prior year.

Other Income, Net

For the three months ended June 30, 2023, other income increased $0.7 million, or 272%, as compared to the same period in 2022. This increase was primarily due to a $0.9 million increase associated with the change in the fair value of the derivative liabilities offset by $0.2 million decrease in other income.

For the six months ended June 30, 2023, other income increased $4.0 million, or 1305%, as compared to the same period in 2022. This increase was primarily due to a $4.0 million increase associated with the change in the fair value of the derivative liabilities, and a $0.1 million increase in interest income, offset by a $0.1 decrease in other income.

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

For the six months ended June 30, 2023, and 2022 , the Company incurred a net loss of $2.7 million and $5.4 million, respectively, and used cash in operating activities of $8.1 million and $5.7 million, respectively. The Company had an accumulated deficit of $265.2 million and $262.5 million as of June 30, 2023, and December 31, 2022, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On October 17, 2022, the Company completed a rights offering of units consisting of convertible preferred stock and common stock warrants, resulting in gross proceeds to the Company of approximately $4.7 million, after deducting expenses relating to the offering, including dealer-manager fees and expenses,

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of its our common stock, $0.01 par value per share, having an aggregate offering price of up to $2.0 million through Maxim, as agent. No shares have been sold under the 2021 Distribution Agreement as of June 30, 2023.

On October 1, 2018, the Company sold the retail spine implant business to CTL Medical. The sale included a $6 million noninterest bearing note receivable payable over a 36-month term. CTL Medical has paid this note in full, and the Company does not expect any future cashflows associated with the note.

If the Company seeks to obtain additional equity and/or debt financing, such funding is not assured and may not be available to the Company on favorable or acceptable terms and may involve significant restrictive covenants. Any additional equity financing is also not assured and, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

These uncertainties create substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Six months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,071)	$(5,722)
Net cash used in investing activities	(334)	(295)
Net cash provided by (used in) financing activities	11,488	(509)
Net increase (decrease) in cash	$3,083	$(6,526)

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.1 million during the six months ended June 30, 2023, compared to $5.7 million used during the six months ended June 30, 2022, an increase of $2.4 million. The increase in the net loss from operations, and related non-cash add backs to the net loss, was $1.8 million from 2023 when compared to 2022. The increase in cash used for operating activities during 2023 was primarily due to the $1.8 million mentioned above plus changes in the movement of working capital items during 2023 as compared to the same period in 2022 as follows: a $0.4 million increase in cash used in other liabilities, a $0.2 million increase in accounts payable, a $0.1 million increase in cash used for payments on operating lease liability, and a $0.1 million increase in cash used in accounts receivable, all offset by a $0.2 million decrease in cash used prepaids.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.3 million during the six months ended June 30, 2023 and 2022, remaining primarily unchanged. There was a $0.3 million increase in cash used to purchase property and equipment, offset by $0.3 million in cash acquired in acquisition in the prior year.

Net Cash Provided by Financing Activities

There was $11.5 million in cash provided by financing activities during the six months ended June 30, 2023, compared to $0.5 million used in financing activities during the same period in 2022. The $12.0 million increase to net cash provided by financing activities was primarily attributable to an increase in proceeds from issuance of warrant derivative liabilities of $6.7 million, an increase in proceeds from issuance of common stock of $4.8 million and a $0.5 million payment on debt in the prior year.

Indebtedness

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bore interest at a rate of 3.75% per annum. The Business Loan was secured by a general security interest in all of the assets of TA&T. The Business Loan contained other standard provisions that are customary of loans of this type. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at June 30, 2023.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the “Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of June 30, 2023, the related party debt had an outstanding balance of $107,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of December 31, 2022, the line of credit with Wells Fargo had no outstanding balance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those policies for the six months ended June 30, 2023. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2023. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

SINTX Technologies, Inc.

Date: August 8, 2023	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

