Form 10-Q
period 2023-09-30
Sintx Technologies, Inc.
filed 2023-11-14
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,259,758 shares of common stock, $0.01 par value, were outstanding at November 8, 2023.

SINTX Technologies, Inc.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$6,219	$6,245
Account and other receivables, net of allowance	259	328
Prepaid expenses and other current assets	544	344
Inventories	848	284
Other current assets	42	8
Total current assets	7,912	7,209

Inventories, net	217	453
Property and equipment, net	5,502	5,691
Intangible assets, net	22	26
Operating lease right of use asset	1,776	2,309
Other long-term assets	83	85
Total assets	$15,512	$15,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$481	$434
Accrued liabilities	1,748	1,618
Current portion of long-term debt	72	160
Derivative liabilities	677	5,126
Current portion of operating lease liability	797	738
Other current liabilities	3	2
Total current liabilities	3,778	8,078

Operating lease liability, net of current portion	1,045	1,621
Long term debt, net of current portion	-	368
Other long-term liabilities	-	2
Total liabilities	4,823	10,069

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of September 30, 2023 and December 31, 2022.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of September 30, 2023 and December 31, 2022.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 and 206 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	-	-
Convertible preferred stock Series E, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; zero and 1 share issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 4,208,150 and 542,145 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	42	5
Additional paid-in capital	279,040	268,154
Accumulated deficit	(268,393)	(262,455)
Total stockholders’ equity	10,689	5,704
Total liabilities and stockholders’ equity	$15,512	$15,773

The condensed consolidated balance sheet as of December 31, 2022, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2023	2022	2023	2022
Product revenue	$168	$173	$643	$354
Grant and contract revenue	510	253	1,082	442
Total revenue	678	426	1,725	796
Costs of revenue	117	89	339	235
Gross profit	561	337	1,386	561
Operating expenses:
Research and development	2,525	1,523	6,889	4,651
General and administrative	990	1,069	3,313	2,918
Sales and marketing	259	291	877	1,023
Grant and contract expenses	401	247	942	423
Total operating expenses	4,175	3,130	12,021	9,015
Loss from operations	(3,614)	(2,793)	(10,635)	(8,454)
Other income (expenses):
Interest expense	-	(4)	(2)	(12)
Interest income	33	5	117	8
Gain (loss) on disposal of assets	17	-	17	(1)
Change in fair value of derivative liabilities	374	60	5,344	208
Offering costs of derivative liabilities	-	-	(786)	-
Other income, net	-	8	7	170
Total other income (expense), net	424	69	4,697	373
Net loss before income taxes	(3,190)	(2,724)	(5,938)	(8,081)
Provision for income taxes	-	-	-	-
Net loss	(3,190)	(2,724)	(5,938)	(8,081)
Deemed dividend related to convertible preferred stock	-	-	(26)	-
Net loss attributable to common stockholders	$(3,190)	$(2,724)	$(5,964)	$(8,081)

Net loss per share – basic and diluted
Basic – net loss	$(0.76)	$(11.02)	$(1.68)	$(32.69)
Basic – deemed dividend on conversion of preferred stock	-	-	(0.01)	-
Basic – attributable to common stockholders	$(0.76)	$(11.02)	$(1.69)	$(32.69)

Diluted – net loss	$(0.81)	$(11.10)	$(3.03)	$(33.04)
Diluted - deemed dividend on conversion of preferred stock	-	-	(0.01)	-
Diluted – attributable to common stockholders	(0.81)	(11.10)	(3.04)	(33.04)

Weighted average common shares outstanding:
Basic	4,208,069	247,248	3,524,174	247,179
Diluted	4,399,269	250,870	3,528,301	250,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	77	-	247,105	2	267,609	(250,416)	17,195
Stock based compensation	-	-	30	-	102	-	102
Net loss	-	-	-	-	-	(2,845)	(2,845)
Balance as of March 31, 2022	77	-	247,135	2	267,711	(253,261)	14,452
Stock based compensation	-	-	60	-	88	-	88
Acquisition of subsidiary	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	(2,512)	(2,512)
Balance as of June 30, 2022	77	-	247,195	2	267,821	(255,773)	12,050
Stock based compensation	-	-	90	-	90	-	90
Common stock issued on conversion of preferred stock	(1)	-	7	-	-	-	-
Net loss	-	-	-	-	-	(2,724)	(2,724)
Balance as of September 30, 2022	76	$-	247,292	$2	$267,911	$(258,497)	$9,416

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	283	$-	542,145	$5	$268,154	$(262,455)	$5,704
Stock based compensation	-	-	15	-	86	-	86
Common stock issued for cash, net of cash fees	-	-	1,980,000	20	4,437	-	4,457
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	383	-	383
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	5,502	-	5,502
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	170,000	2	(2)	-	-
Issuance of common stock from the cashless exercise of warrants	-	-	1,337,600	13	(13)	-	-
Redemption of preferred stock	(1)	-	-	-	(2)	-	(2)
Issuance of agent warrants	-	-	-	-	108	-	108
Round up shares issued in reverse split	-	-	20,475	-	-	-	-
Net loss	-	-	-	-	-	(293)	(293)
Balance as of March 31, 2023	282	-	4,050,235	40	278,653	(262,748)	15,945

Stock based compensation	-	-	68	-	71	-	71
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	251	-	251
Issuance of common stock from the cashless exercise of warrants	-	-	156,000	2	(2)	-	-
Issuance of common stock from the conversion of preferred stock	(26)	-	1,723	-	-	-	-
Deemed dividend related to the conversion of preferred stock	-	-	-	-	(26)	-	(26)
Deemed dividend related to the conversion of preferred stock	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	(2,455)	(2,455)
Balance as of June 30, 2023	256	-	4,208,026	42	278,973	(265,203)	13,812
Stock based compensation	-	-	124	-	67	-	67
Net loss	-	-	-	-	-	(3,190)	(3,190)

Balance as of September 30, 2023	256	$-	4,208,150	$42	$279,040	$(268,393)	$10,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine months Ended September 30,
	2023	2022
Cash Flow From Operating Activities
Net loss	$(5,938)	$(8,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	645	237
Amortization of right of use asset	560	441
Amortization of intangible assets	4	4
Stock based compensation	224	280
Change in fair value of derivative liabilities	(5,237)	(208)
Gain on disposal of property and equipment	(17)	1
Bad debt expense	53	(2)
Changes in operating assets and liabilities:
Trade accounts receivable	15	66
Prepaid expenses and other current assets	(231)	(346)
Inventories	(328)	(151)
Accounts payable and accrued liabilities	176	25
Other liabilities	(370)	(32)
Payments on operating lease liability	(543)	(414)
Net cash used in operating activities	(10,987)	(8,180)
Cash Flows From Investing Activities
Purchase of property and equipment	(456)	(1,109)
Proceeds from the sale of property and equipment	17	1
Cash acquired in acquisition (see Note 2)	-	303
Net cash used in investing activities	(439)	(805)
Cash Flows From Financing Activities
Proceeds from issuance of warrant derivative liabilities	6,650	-
Proceeds from issuance of common stock and prefunded warrants, net of cash fees of $600	4,840	-
Redemption of preferred stock Series E	(2)	-
Payments on debt	(88)	(509)
Net cash provided by (used in) financing activities	11,400	(509)
Net increase (decrease) in cash and cash equivalents	(26)	(9,494)
Cash and cash equivalents at beginning of period	6,245	14,273
Cash and cash equivalents at end of period	$6,219	$4,779

Noncash Investing and Financing Activities
Extinguishment of derivative liabilities through exercise of warrants	$5,753	$-
Right of use asset for new lease liability	114	-
Right of use asset for amended lease liability	(88)	27
Par value of common stock upon cashless exercise of warrants	15	-
Par value of common stock upon exercise of prefunded warrants	2	-
Acquisition of subsidiary through assumption of debt	-	22
Reduction of debt through increase in accrued liabilities	-	-
Supplemental Cash Flow Information
Cash paid for interest	$2	$32

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

The Company is focused on building revenue generating opportunities in three business industries – biomedical, technical (including aerospace and armor), and antipathogenic – thereby connecting with current and new customers, partners and manufacturers to help realize the goal of leveraging expertise in high-tech ceramics to create new, innovative opportunities across these sectors. We expect our continued investment in research and development to provide additional revenue opportunities.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of September 30, 2023, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the nine months ended September 30, 2023, and 2022, the Company incurred a net loss of $5.9 million and $8.1 million, respectively, and used cash in operating activities of $11.0 million and $8.2 million, respectively. The Company had an accumulated deficit of $268.4 million and $262.5 million as of September 30, 2023, and December 31, 2022, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operating activities. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $1.7 million through Maxim, as agent. Subject to the terms and conditions of the 2021 Distribution Agreement, as amended, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering (the “ATM”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2024. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of September 30, 2023, there have been no sales of shares of common stock under the 2021 Distribution Agreement. Because the company’s public float is less than $75 million, we may not sell securities over a 12-month period in an amount greater than one-third of our public float.

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

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. The Company had potentially dilutive securities, totaling approximately 1.3 million and 2.4 million as of September 30, 2023, and 2022, respectively.

Below are basic and diluted loss per share data for the three months ended September 30, 2023, which are in thousands except for share and per share data:

		Effect of
		Dilutive
	Basic	Warrant	Diluted
	Calculation	Securities	Calculation
Numerator:
Net loss	$(3,190)	$(356)	$(3,546)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(3,190)	$(356)	$(3,546)

Denominator:
Number of shares used in per common share calculations:	4,208,069	191,200	4,399,269

Net loss per common share:
Net loss	$(0.76)	$(1.86)	$(0.81)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(0.76)	$(1.86)	$(0.81)

Below are basic and diluted loss per share data for the nine months ended September 30, 2023, which are in thousands except for share and per share data:

		Effect of
		Dilutive
	Basic	Warrant	Diluted
	Calculation	Securities	Calculation
Numerator:
Net loss	$(5,938)	$(4,751)	$(10,689)
Deemed dividend and accretion of a discount	(26)	-	(26)
Net loss attributable to common stockholders	$(5,964)	$(4,751)	$(10,715)

Denominator:
Number of shares used in per common share calculations:	3,524,174	4,127	3,528,301

Net loss per common share:
Net loss	$(1.68)	$(1,151.20)	$(3.03)
Deemed dividend and accretion of a discount	(0.01)	-	(0.01)
Net loss attributable to common stockholders	$(1.69)	$(1,151.20)	$(3.04)

Below are basic and diluted loss per share data for the three months ended September 30, 2022, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,724)	$(60)	$(2,784)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(2,724)	$(60)	$(2,784)

Denominator:
Number of shares used in per common share calculations:	247,248	3,622	250,870

Net loss per common share:
Net loss	$(11.02)	$(16.57)	$(11.10)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(11.02)	$(16.57)	$(11.10)

Below are basic and diluted loss per share data for the nine months ended September 30, 2022, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(8,081)	$(208)	$(8,289)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(8,081)	$(208)	$(8,289)

Denominator:
Number of shares used in per common share calculations:	247,179	3,662	250,841

Net loss per common share:
Net loss	$(32.69)	$(58.80)	$(33.04)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(32.69)	$(56.80)	$(33.04)

3. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$575	$552
WIP	418	94
Finished goods	72	91
	$1,065	$737

As of September 30, 2023, inventories totaling approximately $0.8 million and $0.2 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of September 30, 2023, that management estimates will be sold or used by September 30, 2024.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of September 30, 2023, and December 31, 2022. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023, and December 31, 2022 (in thousands):

	Fair Value Measurements as of September 30, 2023
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$677	$677

	Fair Value Measurements as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$5,126	$5,126

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2023, and 2022. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023, and 2022 (in thousands):

Common
Stock
Warrants
Balance as of December 31, 2021	$(347)
Change in fair value	208
Balance as of September 30, 2022	$(139)

Balance as of December 31, 2022	$(5,126)
Issuance of derivatives	(6,650)
Exercise of warrants	5,753
Change in fair value	5,344
Other	2
Balance as of September 30, 2023	$(677)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of September 30, 2023, and December 31, 2022, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of September 30, 2023, and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Weighted-average risk-free interest rate	4.70%-5.55%	3.99%-4.42%
Weighted-average expected life (in years)	1.36-4.37	0.07-4.80
Expected dividend yield	-%	-%
Weighted-average expected volatility	102.79%-126.05%	103.6%-243.0%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Payroll and related expense	$832	$524
Accrued payables	388	464
Other	528	630
	$1,748	$1,618

6. Debt

Business Loan

On July 20, 2021, TA&T entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at September 30, 2023.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the Personal Loans”). The total amount of the Personal Loans at June 30, 2022, the date of acquisition, was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of September 30, 2023, the related party debt had an outstanding balance of $72,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

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

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $1.7 million through Maxim, as agent. Subject to the terms and conditions of the 2021 Distribution Agreement, as amended, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2024. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of September 30, 2023, there have been no sales of shares of common stock under the 2021 Distribution Agreement. Because the company’s public float is less than $75 million, we may not sell securities over a 12-month period in an amount greater than one-third of our public float

8. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the nine months ended September 30, 2023, and 2022 is as follows:

		September 30, 2023
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Intrinsic Value
As of December 31, 2022	11,909	$234	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of September 30, 2023	11,909	$120	7.2	$-
Exercisable at September 30, 2023	9,640	$299	7.2	$-
Vested and expected to vest at September 30, 2023	9,895	$120	7.2	$-

		September 30, 2022
		Weighted- Average	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value
As of December 31, 2021	8,339	$391	8.7	$87,553
Granted	3,570	45	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of September 30, 2022	11,909	$238	8.4	$-
Exercisable at September 30, 2022	5,372	$464	7.8	$-
Vested and expected to vest at September 30, 2022	11,151	$248	8.4	$-

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

Of the 11,909 options outstanding as of September 30, 2023, 3,550 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of September 30, 2023, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$143	0.7
Stock grants	$40	6.9

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

SINTX

With respect to SINTX operations, the Company leases 29,534 square feet of office, warehouse and manufacturing space under a single operating lease. This lease expires at the end of October 2031 (the term was extended in October 2023; see Note 11 below). The lease has one five-year extension option.

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

As of September 30, 2023, the operating lease right-of-use assets totaled approximately $1.8 million, and the operating lease liability totaled approximately 1.8 million. Non-cash operating lease expense during the nine months ended September 30, 2023 and 2022, totaled approximately $0.6 and $0.4 million, respectively. As of September 30, 2023, the weighted-average discount rate for the Company’s operating lease was 6.4%.

Operating lease future minimum payments together with the present values as of September 30, 2023, are summarized as follows:

Years Ending December 31,	September 30, 2023
2023	$219
2024	898
2025	225
2026	127
2027	131
Thereafter	538
Total future minimum lease payments	2,138
Less amounts representing interests	(296)
Present value of lease liability	1,842

Current-portion of operating lease liability	797
Long-term portion operating lease liability	$1,045

11. Subsequent Events

Lease Amendment

On October 5, 2023, the Company entered into a Second Amendment to Centrepointe Business Park Lease Agreement (the “2nd Amendment”), for its Salt Lake City, UT facility. The 2nd Amendment extends the term of lease to October 31, 2031 and expands the rental square feet by 1,230 rental square feet. The Company also has one five-year extension option and a right of first offer on additional lease space that may become available during the term of the lease.

Equipment Failure

On October 6, 2023, a furnace used in the Armor manufacturing operations overheated and is no longer functional. Management continues to evaluate the extent of the damage to the furnace. In addition, management is coordinating with the Company’s insurance carrier and has filed a claim to cover the cost of either repairing or replacing the furnace. Further, management is working with third parties to temporarily outsource the sintering process and, therefore, does not expect a significant decrease in long-term production capacity. No assurance can be given that the Company’s insurance carrier will cover the cost of repairing or replacing the furnace or that the Company will be successful in temporarily outsourcing the sintering process. Failure to obtain insurance proceeds to cover the claim or to outsource the sintering process could have an adverse effect on the operations of our armor business.

National Institutes of Health Grant

On October 11, 2023, the Company was awarded a Phase II grant of approximately $2.0 million by the National Institutes of Health (NIH) to develop a 3D printed composite silicon nitride – polyetheretherketone (SN-PEEK) spinal implant. The approximate $2.0 million award is to be used over two years to support research and development objectives. This represents the fourth NIH grant awarded to SINTX since the Phase I award for this project was received in September of 2021.

S-3 Registration Statement

On October 12, 2023, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC registering the sale, from time-to-time of up to $75 million of our securities. In connection with the Shelf Registration Statement, the Company amended our equity distribution agreement with Maxim and filed a prospectus covering the offering, issuance and sale of up to a maximum of $1.7 million shares of our common stock. The Company is under no obligation to sell any securities under the Shelf Registration Statement or the equity distribution agreement with Maxim.

NASDAQ Notification

On October 20, 2023, the Company received a notice from Nasdaq Listing Qualifications department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) stating that the bid price of the Company’s common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Listing Rule 5550(a)(2).

The Nasdaq notification letter does not result in the immediate delisting of the Company’s common stock, and the stock will continue to trade uninterrupted on the The Nasdaq Capital Market under the symbol “SINT”.

If the Company does not regain compliance with Rule 5550(a)(2) by April 17, 2024, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Staff will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will provide notice that its securities will be subject to delisting.

The Company intends to actively monitor the closing bid price for its common stock and will consider available options to resolve the deficiency and regain compliance with Nasdaq Listing Rule 5550(a)(2).

Registered Offering on Form S-1 Registration Statement

On October 23, 2023, the Company filed a registration statement on Form S-1 with the SEC registering the offering, on a best-efforts basis, of up to 8,904,719 units (the “Units”), each consisting of one share of common stock and one Class E Warrant to purchase one share of common stock (the “Class E Warrants”), at an assumed public offering price of $0.5615 per Unit, equal to the closing price of our common stock on the Nasdaq Capital Market, or Nasdaq, on October 19, 2023. The public offering price for the Units in this offering will be determined at the time of pricing, and may be at a discount to the then current market price. Therefore, the assumed combined public offering price may not be indicative of the final offering price. We have engaged Maxim Group LLC as our exclusive placement agent (“Maxim” or the “placement agent”) to use its reasonable best efforts to solicit offers to purchase our securities in this offering.

The foregoing description does not constitute an offer to sell or the solicitation of an offer to buy these securities, nor will there be any sale of these securities in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

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

Technical Applications: It is our belief that our silicon nitride has the best combination of mechanical, thermal, and electrical properties of any technical ceramic material. It is a high-performance technical ceramic with high strength, toughness, and hardness, and is extremely resistant to thermal shock and impact. It is also an electrically insulating ceramic material. Typically, it is used in applications where high load-bearing capacity, thermal stability, and wear resistance are required. Our AS9100D certification and ITAR registration have facilitated entry into the aerospace portion of this market.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		$	%	Nine months Ended September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Product revenue	$168	$173	$(5)	-3%	$643	$354	$289	82%
Grant and contract revenue	510	253	257	102%	1,082	442	640	145%
Total revenue	678	426	252	59%	1,725	796	929	117%
Cost of revenue	117	89	28	31%	339	235	104	44%
Gross profit	561	337	224	66%	1,386	561	825	147%

Operating expenses:
Research and development	2,525	1,523	1,002	66%	6,889	4,651	2,238	48%
General and administrative	990	1,069	(79)	-7%	3,313	2,918	395	14%
Sales and marketing	259	291	(32)	-11%	877	1,023	(146)	-14%
Grant and contract expenses	401	247	154	62%	942	423	519	123%
Total operating expenses	4,175	3,130	1,045	33%	12,021	9,015	3,006	33%
Loss from operations	(3,614)	(2,793)	(821)	29%	(10,635)	(8,454)	(2,181)	26%
Other income (expense)	424	69	355	514%	4,697	373	4,323	1159%
Net loss before taxes	(3,190)	(2,724)	(466)	17%	(5,938)	(8,081)	2,142	-27%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(3,190)	$(2,724)	$(466)	17%	$(5,938)	$(8,081)	$2,142	-26%

Revenue

For the three months ended September 30, 2023, and 2022 total product revenue remained relatively unchanged at $0.2 million. During the quarter ended September 30, 2022 grant and contract revenue increased $0.3 million or 102% as compared to the same period in 2022.

For the nine months ended September 30, 2023, total product revenue increase $0.3 million, or 82% as compared to the same period in 2022. During the nine months ended September 30, 2023 grant and contract revenue increase $0.6 million, or 145% as compared to the same period in 2022. The increases were primarily due to new orders for silicon nitride aerospace components and government grants and contracts in our Salt Lake City operation as well as commercial and government contract revenue in our Maryland operation.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2023, cost of revenue remained relatively unchanged at $0.1 million for both 2023 and 2022. Gross profit increased $0.2 million, or 66%, as compared to the same period in 2022. This increase in gross profit was primarily attributed to new product mix when compared to the same period in 2022.

For the nine months ended September 30, 2023, cost of revenue increased $0.1 million, or 44%. Gross profit increased $0.8 million, or 147%, as compared to the same period in 2022. This increase was primarily attributed to the increase in revenue mentioned above.

Research and Development Expenses

For the three months ended September 30, 2023, research and development expenses increased $1.0 million, or 66%, as compared to the same period in 2022. This increase was primarily attributable to an increase in patent expenses, product prototypes, outside consulting, and costs of operations associated with opening the SINTX Armor facility and the acquisition of TA&T.

For the nine months ended September 30, 2023, research and development expenses increased $2.2 million, or 48%, as compared to the same period in 2022. This increase was primarily attributable to an increase in patent expenses, employee wages, and costs of operations associated with the acquisition of TA&T mid-2022.

General and Administrative Expenses

For the three months ended September 30, 2023, general and administrative expenses decreased $0.1 million, or -7%, as compared to the same period in 2022. This decrease is primarily due to a decrease in costs for legal fees and outside consulting.

For the nine months ended September 30, 2023, general and administrative expenses increased $0.4 million, or 14%, as compared to the same period in 2022. This increase is primarily due to an increase in costs for investor relations, employee wages, and employee recruiting.

Sales and Marketing Expenses

For the three months ended September 30, 2023, sales and marketing expenses remained relatively unchanged at $0.3 million, as compared to the same period in 2022.

For the nine months ended September 30, 2023, sales and marketing expenses decreased $0.1 million, or -14%, as compared to the same period in 2022. This decrease was primarily attributable to an overall decrease in costs for outside consulting.

Grant and Contract Expenses

For the three months ended September 30, 2023, grant and contract expenses increased by $0.2 million, or 62%, as compared to the same period in 2022. This increase was primarily attributable to a general increase in grant and contract revenue when compared to the prior year.

For the nine months ended September 30, 2023, grant and contract expenses increased by $0.5 million, or 123%, as compared to the same period in 2022. This increase was primarily attributable to a general increase in grant and contract revenue when compared to the prior year.

Other Income, Net

For the three months ended September 30, 2023, other income increased $0.4 million, or 514%, as compared to the same period in 2022. This increase was primarily due to a $0.3 million increase associated with the change in the fair value of the derivative liabilities and $0.1 million in interest income.

For the nine months ended September 30, 2023, other income increased $4.3 million, or 1159%, as compared to the same period in 2022. This increase was primarily due to a $4.4 million increase associated with the change in the fair value of the derivative liabilities, and a $0.1 million increase in interest income, offset by a $0.2 decrease in other income.

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

For the nine months ended September 30, 2023, and 2022 , the Company incurred a net loss of $5.9 million and $8.1 million, respectively, and used cash in operating activities of $11.0 million and $8.1 million, respectively. The Company had an accumulated deficit of $268.4 million and $262.5 million as of September 30, 2023, and December 31, 2022, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On October 17, 2022, the Company completed a rights offering of units consisting of convertible preferred stock and common stock warrants, resulting in gross proceeds to the Company of approximately $4.7 million, after deducting expenses relating to the offering, including dealer-manager fees and expenses,

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of its our common stock, $0.01 par value per share, having an aggregate offering price of up to $1.7 million through Maxim, as agent. No shares have been sold under the 2021 Distribution Agreement as of September 30, 2023.

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Nine months Ended September 30,
	2023	2022
Net cash used in operating activities	$(10,987)	$(8,180)
Net cash used in investing activities	(439)	(805)
Net cash provided by (used in) financing activities	11,400	(509)
Net decrease in cash	$(26)	$(9,494)

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.0 million during the nine months ended September 30, 2023, compared to $8.1 million used during the nine months ended September 30, 2022, an increase of $2.8 million. The increase in the net loss from operations, and related non-cash add backs to the net loss, was $2.4 million from 2023 when compared to 2022. The increase in cash used for operating activities during 2023 was primarily due to the $2.4 million mentioned above plus changes in the movement of working capital items during 2023 as compared to the same period in 2022 as follows: a $0.3 million increase in cash used in other liabilities, a $0.2 million increase for inventory, a $0.1 million increase in cash used for payments on operating lease liability, and a $0.1 million increase in cash used in accounts receivable, all offset by a $0.2 million decrease in cash used in accounts payable and accrued liabilities and a $0.1 million decrease in cash used prepaids.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.4 million during the nine months ended September 30, 2023, compared to $0.8 million used during the nine months ended September 30, 2022, a decrease of $0.4 million. The $0.4 million decrease in cash used was primarily attributable to a $0.7 million decrease in purchase of property and equipment offset by a $0.3 million in cash acquired in an acquisition in 2022.

Net Cash Provided by Financing Activities

There was $11.4 million in cash provided by financing activities during the nine months ended September 30, 2023, compared to $0.5 million used in financing activities during the same period in 2022. The $12.0 million increase to net cash provided by financing activities was primarily attributable to an increase in proceeds from issuance of warrant derivative liabilities of $6.7 million, an increase in proceeds from issuance of common stock of $4.8 million and a $0.5 million payment on debt in the prior year.

Indebtedness

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bore interest at a rate of 3.75% per annum. The Business Loan was secured by a general security interest in all of the assets of TA&T. The Business Loan contained other standard provisions that are customary of loans of this type. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at September 30, 2023.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the “Personal Loans”). The total amount of the Personal Loans at September 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of September 30, 2023, the related party debt had an outstanding balance of $72,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of December 31, 2022, the line of credit with Wells Fargo had no outstanding balance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to those policies for the nine months ended September 30, 2023. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2023. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1	Second Amendment to Centrepointe Business Park Lease Agreement, dated October 5, 2023	X

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: November 13, 2023	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

