Form 10-K
period 2023-12-31
Sintx Technologies, Inc.
filed 2024-03-27
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,175,111.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 11, 2024 was 22,680,139.

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

SUMMARY OF PRINCIPAL RISK FACTORS

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Related to Our Capital Resources and Impairments

●	We will require additional financing and our failure to obtain additional funding would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

●	Raising additional capital by issuing securities or through debt financings or licensing arrangements may dilute existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Risks Related to Our Business and Strategy

●	We have incurred net losses since our inception and may never achieve or sustain profitability.

●	Our success depends on our ability to successfully commercialize advanced ceramic products for biomedical, technical, and antipathogenic applications, which to date have experienced only limited market acceptance and which we may not be able to successfully commercialize.

●	We may not be able to compete effectively against the larger, well-established companies that dominate these markets or emerging and small innovative companies seeking to increase their share of the market.

●	We depend on our aerospace and biomedical customers’ ability to sell the products they manufacture. If our customers are not able to sell such products, our business and operating results will be adversely affected.

●	If we are unable to manufacture our advanced ceramic products on a timely basis consistent with our quality standards, our results of operation will be adversely impacted.

●	We depend on a limited number of third-party suppliers for key raw materials, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.

●	Part of our strategy is to establish and develop OEM partnerships and arrangements, which subjects us to various risks.

●	If hospitals and other healthcare providers are unable to obtain coverage or adequate reimbursement for procedures performed with our products, it is unlikely our products will be widely used.

●	Prolonged negative economic conditions in domestic and international markets may adversely affect us and could harm our financial position.

●	We are dependent on our senior management team, engineering team, and external advisors, and the loss of any of them could harm our business.

●	Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to business disruptions, data loss, litigation and liability, and our reputation and operating results could be significantly harmed.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

●	Contracting with government entities exposes us to additional risks and regulatory requirements.

●	We cannot be certain that we will be able to obtain regulatory clearance or approval and thereafter commercialize our biomedical or antipathogenic product candidates in a timely manner or at all.

●	We have little experience conducting clinical trials, they may proceed more slowly than anticipated, and we cannot be certain that our product candidates will be shown to be safe and effective for human use.

●	Our current and future relationships with third-party payers and current and potential customers in the United States and elsewhere may be subject, directly or indirectly, to various laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

●	U.S. federal income tax reform could adversely affect us.

●	Legislation may increase the difficulty and cost for us to obtain and monitor regulatory approval or clearance of our product candidates and affect the prices we may obtain for our products.

Risks Related to Our Intellectual Property and Litigation

●	If our patents, trade secrets and contractual provisions are inadequate to protect our intellectual property, we may not be able to successfully commercialize our products or operate our business profitably.

●	We have no patent protection covering the composition of matter for our solid silicon nitride or components of the related manufacturing process, and competitors may create formulations or processes substantially similar to ours.

●	We could become subject to intellectual property litigation that could consume significant amounts of our resources and adversely affect our business and results of operations.

●	We may be subject to damages resulting from claims that we have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition agreements with our competitors or non-solicitation agreements.

●	If our advanced ceramic products or our product candidates’ conflict with the rights of others, we may not be able to manufacture or market our products or product candidates.

Risks Related to Potential Litigation from Operating Our Business

●	We may become subject to potential product liability claims or claims relating to our improper handling, storage or disposal of biological or hazardous materials, which could be time consuming and costly.

Risks Related to Public Companies

●	We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

●	We may not be able to maintain our listing on the NASDAQ Capital Market, which would adversely affect the price and liquidity of our common stock.

PART I

ITEM 1.	BUSINESS

Overview – SINTX Technologies

SINTX Technologies is an advanced ceramics company formed in December 1996, focused on providing solutions in a variety of biomedical, technical, and antipathogenic applications. We have grown from focusing primarily on the research, development and commercialization of medical devices manufactured with silicon nitride to becoming an advanced ceramics company engaged in diverse fields, including biomedical, technical and antipathogenic applications. This diversification enables us to focus on our core competencies which are the manufacturing, research, and development of products comprised from advanced ceramic materials for external partners. We seek to connect with new customers, partners and manufacturers to help them realize the goal of leveraging our expertise in advanced ceramics to create new, innovative products across these sectors.

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

Our Products

Silicon Nitride

To control the quality, cost and availability of our silicon nitride products and product candidates, we operate our own silicon nitride manufacturing facility. Our 31,000 square foot corporate facility includes an 19,000 square foot FDA registered ISO 13485:2016 certified, and AS9100D certified manufacturing space. It is equipped with state-of-the-art powder processing, spray drying, pressing and computerized machining equipment, sintering furnaces, and other testing equipment that enables us to control the entire manufacturing process for our silicon nitride products and product candidates. All operations with the exception of raw material production are performed in-house. We purchase raw materials, consisting of silicon nitride ceramic powder and dopant chemical compounds, from several vendors which are ISO registered and approved by us. These raw materials are characterized and tested in accordance with our specifications and then blended to formulate our silicon nitride. We believe that there are multiple vendors that can supply us these raw materials and we continually monitor the quality and pricing offered by our vendors to ensure high quality and cost-effective supply of these materials.

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

We currently produce silicon nitride for use in our commercial products and product candidates in the following forms:

●	Solid Silicon Nitride. This form of silicon nitride is a fully dense, load-bearing solid which can be used for devices that require high strength, toughness, fracture resistance and low wear. Applications include medical devices – such as interbody spinal fusion implants – and non-medical such as electrical and aerospace components.

●	Porous Silicon Nitride. While this form of silicon nitride has a chemical composition that is identical to that of our monolithic solid silicon nitride, this formulation has a porous structure, which is engineered to mimic cancellous bone, the spongy bone tissue that typically makes up the interior of human bones. Our porous silicon nitride has interconnected pores ranging in size between about 90 and 600 microns, which is similar to that of cancellous bone. This form of silicon nitride can be used for the promotion of bone in-growth and attachment. We believe our porous silicon nitride can act as a substitute for the orthobiologics currently used to fill interbody devices in an effort to stimulate fusion, as a bone void filler, and as a porous scaffold for medical devices.

●	Silicon Nitride Powder. We can produce silicon nitride powder that is osteogenic and antipathogenic. This powder can then be utilized to produce composites or coatings.

●	Composites of Silicon Nitride and PEEK and PEKK. We have demonstrated in the laboratory that it is possible to compound our silicon nitride powder and the polymers PEEK and PEKK and that the ensuing composite material maintains the bioactive properties of silicon nitride. We have engaged academic and commercial partners to assist us in developing this technology and have received NIH grants to assist in advancing this work. This composite material would allow the straightforward machinability of complex spine and CMF devices that would be more challenging to manufacture from silicon nitride alone.

●	Silicon Nitride Coating. With a similar chemical composition as our other forms of silicon nitride, this form of silicon nitride can be applied as an adherent coating to metallic substrates, including cobalt-chromium, titanium and steel alloys, polymers, and ceramics. We believe applying an extremely thin layer of silicon nitride as a coating may provide a highly wear-resistant articulation surface, such as on femoral heads, which may reduce problems associated with metal or polymer wear debris. We also believe that the silicon nitride coating can be applied to devices that require firm fixation and functional connections between the device or implant and the surrounding tissue, such as hip stems and screws. The use of silicon nitride coating may also create an antibacterial, antiviral, and antifungal barrier between the device and the adjacent bone or tissue. We are currently evaluating several different coating technologies.

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

We believe our silicon nitride is ideal as an implant material and is superior to other biomaterials currently used in the spine implant market such as PEEK, allograft and autograft bone, metal and traditional oxide ceramics, none of which possess all of the favorable characteristics of silicon nitride:

●	Promotes Bone Growth. Our silicon nitride is osteointegrative through its inherent surface topography and surface chemistry. The surface topography provides scaffolding for new bone growth. As a hydrophilic material, silicon nitride attracts protein cells and nutrients that stimulate osteoprogenitor cells to differentiate into osteoblasts, which are needed for optimal bone growth environments. Our silicon nitride has an inherent surface chemistry that favors bone formation and healing, much more so than PEEK and metals. These properties were highlighted in an in vivo study, where we measured the force required to separate devices from the spine after being implanted for three months, which indicates the quality of osteointegration. In the absence of bacteria, the force required to separate our silicon nitride from its surrounding bone was approximately three times that of PEEK, and nearly two times that of titanium. In the presence of bacteria, the force required to separate our silicon nitride from its surrounding bone was over five times that of titanium, while there was effectively no separation force required for PEEK, indicating essentially no osteointegration in a septic environment.

●	Antibacterial. We have demonstrated in in vitro and in vivo studies that silicon nitride has inherent surface antibacterial properties, which reduce the risk of bacterial infection and biofilm in and around a silicon nitride device. PEEK, traditional ceramics, metals and bone do not have this bacterial resistance. These properties were highlighted in an in vitro study (Acta Biomater. 2012 Dec;8(12):4447-54. Doi: 10.1016/j.actbio.2012.07.038. Epub 2012 Jul 31.), where live bacteria counts were between 8 and 30 times lower on our silicon nitride than PEEK and up to 8 times lower on our silicon nitride than titanium. In addition to improving patient outcomes, we believe the antibacterial properties of our silicon nitride should make it an attractive biomaterial to hospitals and surgeons who are not reimbursed by third-party payers for the treatment of acute, implant-related infections. Additionally, silicon nitride is synthetic and, therefore, there is a lower risk of disease transmission through cross-contamination or of an adverse auto-immune response, sometimes associated with the use of allograft bone.

●	Antiviral: Solid-surface inactivation of microbial pathogens has ancient roots; the Smith Papyrus (2600~2200 B.C.) described the use of copper surfaces to sterilize chest wounds and drinking water. Today, brass and bronze on doorknobs help prevent microbial spread in hospitals, and metal particles and surface coatings of selected metals are used in hygiene-sensitive environments, both as inactivators and adjuvants in inducing cellular immunity. Cellular toxicity limits these approaches because while the reactive oxygen radicals generated at metal surfaces efficiently kill bacteria and viruses, they also damage cells by oxidizing their proteins and lipids. Recent data have shown that silicon nitride surfaces are effective against several types of viruses. With surface-contact transmission of viral pathogens, particularly influenza, and the increasing use of consumer touchscreens in various retail industries, we believe that our material has value to OEM partners focused on consumer glass-based surface coatings and treatments. We have filed a U.S. patent application on this effect.

●	Antifungal: We have conducted preliminary studies which suggest that our silicon nitride may be effective against fungal microbes. Plant-based viruses, bacteria, and fungi affect some 15% of the world’s edible crops, or about 1 billion metric tons of edible produce annually, with an economic impact in the US and Canada alone estimated to be between $1.5 to $5 Billion per year. The mycotoxins produced by these plant fungi have an overall negative impact on human health and longevity. The inorganic nature of silicon nitride may prove to be more beneficial than the use of petrochemical or organometallic fungicides which are known to have residual effects in soil, on plants, and in fruit.

●	Imaging Compatible. Our silicon nitride interbody spinal fusion devices are semi-radiolucent, clearly visible in X-rays, and produce no distortion under MRI and no scattering under CT. These characteristics enable an exact view of the device for precise intra-operative placement and post-operative bone fusion assessment in spinal fusion procedures. These qualities provide surgeons with greater certainty of outcomes with our silicon nitride devices than with other biomaterials, such as PEEK and metals.

●	Hard, Strong and Resistant to Fracture. Our silicon nitride is hard, strong and possesses superior resistance to fracture over traditional ceramics and greater strength than polymers currently on the market. For example, our silicon nitride’s flexural strength is more than five times that of PEEK and our silicon nitride’s compressive strength is over twenty times that of PEEK. Unlike PEEK interbody spinal fusion devices, we believe our silicon nitride interbody spinal fusion devices can withstand the forces exerted during implantation and daily activities over the long term.

●	Resistant to Wear. We believe our silicon nitride joint implant product candidates could have higher resistance to wear than metal-on-cross-linked polyethylene and traditional oxide ceramic-on-cross-linked polyethylene joint implants, the two most commonly used total hip replacement implants. Wear debris associated with metal implants increases the risk of metal sensitivity and metallosis. It is a primary reason for early failures of metal and polymer articulating joint components.

●	Non-Corrosive. Our silicon nitride does not have the drawbacks associated with the corrosive nature of metal within the body, including metal sensitivity and metallosis, nor does it result in the release of metal ions into the body. As a result, we believe our silicon nitride products will have lower revision rates and fewer complications than comparable metal and traditional oxide ceramic products.

●	High Dielectric Breakdown. Our silicon nitride has electrical properties that make it well suited for aerospace engine ignitor applications.

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

A furnace used for our SINTX Armor manufacturing operations overheated and is no longer functional. We have been informed by our insurance carrier that a covered loss has occurred, and coverage is available for the Company’s claim submitted with respect to the sintering furnace that overheated at SINTX Armor in October 2023. The Company will be replacing the damaged furnace and expects the repaired furnace to be up and running in the 4th quarter 2024. Company management continues to work with third parties to temporarily outsource the sintering process.

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

Our Competitive Strengths

We believe we can use our silicon nitride technology platform to become a leading advanced ceramic company and have the following principal competitive strengths:

●	Sole Provider of Silicon Nitride Medical Devices. We believe we are the only company that designs, develops, manufactures and sells medical grade silicon nitride-based products. Due to its key characteristics, we believe our silicon nitride enables us to offer new and transformative products across multiple medical specialties. In addition, with the FDA clearance of our silicon nitride Valeo products, we are the only company to develop and manufacture a ceramic for use in FDA cleared spinal fusion medical devices in the United States.

●	In-House Manufacturing Capabilities. We operate a 19,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. This operation complies with the FDA’s quality system regulation, or QSR, and is certified under the International Organization for Standardization’s, or ISO, standard 13485:2016 for medical devices. This facility allows us to rapidly design and produce silicon nitride products while controlling the entire manufacturing process from raw material to finished components. We have signed a 10-year lease at a building near its headquarters in Salt Lake City, Utah to house development and manufacturing activities for SINTX Armor. TA&T operates out of two facilities in Millersville, MD totaling 15,840 square feet. Subsequent to December 31, 2023 we entered into an amended lease agreement reducing this area to 13,560 square feet.

●	Extensive Network of Scientific Collaborators. We have developed strong, multi-year, collaborative relationships with surgeons who have used our products. These surgeons have supported us in collecting clinical data on silicon nitride and on reporting the successful patient outcomes they have observed. We also have long standing relations with university laboratories in Japan and the US and participate in a European consortium on silicon nitride.

●	Highly Experienced Management and Technical Advisory Team. Members of our management team have extensive experience in silicon nitride, ceramics, research and development, manufacturing and operations, product development, launching of new silicon nitride products into multiple industries. We also collaborate with a network of leading technical advisors in the design, development and use of our silicon nitride products and product candidates.

Our Strategy

Our goal is to become a leading advanced ceramics company. Key elements of our strategy to achieve this goal are the following:

●	Develop additional commercial opportunities outside of the medical device market. We have pursued the development of non-medical uses for our silicon nitride since selling the retail spine business in 2018. In 2019, we became ITAR-registered and obtained AS9100D certification of our quality management system. We have hired experienced business development employees to identify new markets and applications for our materials and develop commercial relationships. We made the first shipments of non-medical products in our history in 2020, and several of these have transitioned from prototype to regular production orders. The launch of SINTX Armor will generate revenue from new products. The acquisition of TA&T brings revenue from multiple markets that we have previously not participated in

●	Develop new silicon nitride manufacturing technologies. Our current manufacturing process has allowed us to successfully produce spinal implants for over 10 years. We have made advancements in our processes – including the purchase of new manufacturing equipment – which we have leveraged to develop new porous and textured implants. In 2021, SINTX purchased new equipment for its research and development team to develop new composite products of silicon nitride with rigid polymers and fabrics. We have received three NIH grants to develop 3D printed silicon nitride / polymer implantable medical devices.

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

Market Opportunity

Biomedical

We believe our silicon nitride biomaterial technology platform provides us with numerous competitive advantages in the biomaterials market. We manufacture interbody spinal fusion devices for CTL Amedica and have approximately 4 years remaining of a 10-year exclusive right to continue to manufacture them for CTL Amedica. We are developing products on our own behalf and for third party manufacturers – including CTL – for use as components in spine, total hip and knee joint replacements, as well as dental, foot & ankle, and maxillofacial applications. We believe we can also utilize our silicon nitride technology platform to develop future products in additional medical and non-medical markets.

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

Technical Ceramics

We believe there is significant potential for us to leverage our experience and operational discipline with silicon nitride spinal implants and enter non-medical markets for technical ceramics. The excellent mechanical, electrical, and thermal properties of our silicon nitride make it ideal for highly demanding applications in aerospace, welding, and other industrial applications. Our AS9100D certification and ITAR registration for the silicon nitride factory have allowed us to obtain orders for aerospace components – initially prototype orders which have now become regular production orders. In January 2024 we announced that we entered into a 10-year, Long-Term Agreement (LTA) with a leading manufacturer of aerospace components and systems. Under the LTA, we will manufacture and supply key ceramic aircraft engine components which have been qualified through a rigorous evaluation process. Furthermore, there are few US-based manufacturers of silicon nitride which means there are limited options for those markets that require domestically produced material.

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

The acquisition of TA&T has brought well-established relationships with multiple US government agencies to produce new ceramic materials for leading-edge applications in aerospace and energy. TA&T has wide ranging manufacturing capabilities for ceramic coatings, 3D printed ceramics, and transparent ceramic armor. These technologies have been used in over a hundred government research contracts throughout TA&T’s history and are still utilized in the development of novel ceramic-matrix composites. TA&T has entered into a Cooperative Research and Development Agreement (CRADA) with the U.S. Army Combat Capabilities Development Command Army Research Laboratory (DEVCOM ARL). This partnership is expected to leverage the strengths of both organizations in the areas of ceramic additive manufacturing (ceramic 3D printing) and ceramic matrix composites (CMCs). We believe that we can successfully build on TA&T’s legacy, obtain new government contracts, and leverage its wide range of capabilities with materials and manufacturing technologies to increase revenue from non-government sources.

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

The first area of focus for application of our unique silicon nitride powder is in face masks and face mask filters. Inclusion of silicon nitride technology into the mask may enhance personal safety while reducing the risk of disease spread. Further applications for this technology include wound care.

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, nondisclosure agreements, proprietary information ownership agreements and other intellectual property measures to protect our intellectual property rights. We believe that to have a competitive advantage, we must continue to develop and maintain the proprietary aspects of our technologies.

We have fifteen issued U.S. patents, twelve issued foreign patents, fifteen pending U.S. non-provisional patent applications, eighty-one pending foreign applications and one pending PCT patent application. Our first issued patent expired in 2016, with the last of these patents expiring in 2039.

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

With respect to PCT application serial no. PCT/US2021/027270 directed to antiviral compositions and devices and methods of use thereof, we entered the national stage in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2021/056461 directed to systems and methods for selective laser sintering of silicon nitride and metal composites, we entered the national stage in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2021/056452 directed to systems and methods for hot-isostatic pressing to increase nitrogen content in silicon nitride, we entered the national stage in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2021/062650 directed to nitride based antipathogenic compositions and devices and method of use thereof, we entered the national stage in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2022/023868 directed to systems and methods for physical vapor deposition silicon nitride coatings having antimicrobial and osteogenic enhancements, we entered the national stage in Australia, Brazil, Canada, China, Europe, India, Japan, South Korea, and Mexico to seek patent protection for our proprietary technologies in those countries.

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

Our remaining issued patents and pending applications are directed to additional aspects of our products and technologies including, among other things:

●	designs for intervertebral fusion devices;

●	designs for hip implants;

●	designs for coated, variable-density, and thin walled implants;

●	designs for knee implants;

●	implants with improved antibacterial characteristics;

●	implants with improved wear performance and surface functionalization

●	antipathogenic, antibacterial, antimicrobial, antifungal, and antiviral compositions, devices, and methods; and

●	methods and systems for hot-isostatic pressing laser cladding, laser coating, and laser sintering of silicon nitride.

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

Our main competitors in the technical ceramics market segment include CoorsTek, Kyocera, and Saint Gobain.

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

Third-Party Reimbursement

Because our customers typically receive payment directly from hospitals and surgical centers, we do not anticipate relying directly on payment for any of our products from third-party payors, such as Medicare, Medicaid, private insurers, and managed care companies. However, our business will be affected by policies administered by federal and state healthcare programs, such as Medicare and Medicaid, as well as private third-party payors, which often follow the policies of the state and federal healthcare programs. For example, our business will be indirectly impacted by the ability of a hospital or medical facility to obtain coverage and third-party reimbursement for procedures performed using our products. Many hospitals and clinics in the United States belong to group purchasing organizations (that typically incentivize their hospital members to make a relatively large proportion of purchases from a limited number of vendors of similar products that have contracted to offer discounted prices). Such contracts often include exceptions for purchasing certain innovative new technologies, however. Accordingly, the commercial success of our products may also depend to some extent on our ability to either negotiate favorable purchase contracts with key group purchasing organizations or persuade hospitals and clinics to purchase our product “off contract.” These third-party payors may deny reimbursement if they determine that a device used in a procedure was not medically necessary; was not used in accordance with cost-effective treatment methods, as determined by the third-party payor; or was used for an unapproved use. A national or local coverage decision denying Medicare coverage for one or more of our products could result in private insurers and other third party payors also denying coverage. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future. The cost containment measures that third-party payors and providers are instituting, both within the United States and abroad, could significantly reduce our potential revenues from the sale of our products and any product candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for our products and product candidates in whole or in part.

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

Employees

As of March 1, 2024, we had 43 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions. We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity.

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

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2023 was $3.3 million. In February 2024 we closed the public offering of $4.0 million of units consisting of shares of common stock, Pre-funded Warrants, Class E Warrants and Class F Warrants, resulting in net proceeds to us of approximately $3.7 million. We expect our current cash and cash equivalents will be sufficient to fund our operations through the second quarter of 2024. We will require substantial future capital in order to continue to continue operating our business, conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates.

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2023 and 2022 we incurred a net loss of $8.3 million and $12.0 million, respectively, and used cash in operations of $14.1 million and $10.3 million, respectively. We have an accumulated deficit of $270.7 and $262.5 million as of December 31, 2023 and 2022 respectively. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching new products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to manufacture products for CTL Medical and other OEM customers and research and develop and seek regulatory approvals for our product candidates.

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

With the sale of our spine implant business to CTL we are now largely dependent on the efforts of CTL to sell the spinal fusion products that we manufacture and then sell to CTL. If CTL is not able to sell such products or is unable to increase demand for such products, then our revenues will decline. Since obtaining regulatory clearance from the FDA for our first silicon nitride spinal fusion products in 2008, we have not been able to obtain significant market share of the interbody spinal fusion market, and CTL may not obtain such market share in the future. Even if we receive regulatory clearances or approvals for our other product candidates in development, these product candidates may not gain market acceptance among customers.

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

In order to control the quality, cost and availability of our silicon nitride products, we developed our own manufacturing capabilities. We operate a 31,000 square foot facility which is certified under the ISO 13485 medical device manufacturing standard for medical devices and operates under the FDA’s quality systems regulations, or QSRs. All operations with the exception of raw material production are performed at this facility.

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

In the United States, the commercial success of our spinal products will depend, in part, on the extent to which governmental payers at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for procedures utilizing our products. Because we typically receive payment directly from the companies for whom we manufacture, we do not anticipate relying directly on payment from third-party payers for our products. However, hospitals and other healthcare providers that purchase orthopedic products manufactured by us from our customers for treatment of their patients generally rely on third-party payers to pay for all or part of the costs and fees associated with our products as part of a “bundled” rate for the associated procedures. The existence of coverage and adequate reimbursement for our products and the procedures performed with them by government and private payers is critical to market acceptance of our existing and future products. Neither hospitals nor surgeons are likely to use our products if they do not receive adequate reimbursement for the procedures utilizing our products.

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

The healthcare industry in the United States has experienced a trend toward cost containment as government and private payers seek to control healthcare costs by paying service providers lower rates. While it is expected that hospitals will be able to obtain coverage for procedures using our products, the level of payment available to them for such procedures may change over time. State and federal healthcare programs, such as Medicare and Medicaid, closely regulate provider payment levels and have sought to contain, and sometimes reduce, payment levels. Private payers frequently follow government payment policies and are likewise interested in controlling increases in the cost of medical care. In addition, some payers are adopting pay-for-performance programs that differentiate payments to healthcare providers based on the achievement of documented quality-of-care metrics, cost efficiencies, or patient outcomes. These programs are intended to provide incentives to providers to deliver the same or better results while consuming fewer resources. As a result of these programs, and related payer efforts to reduce payment levels, hospitals and other providers are seeking ways to reduce their costs, including the amounts they pay to medical device manufacturers. We may not be able to sell our implants profitably if third-party payers deny or discontinue coverage or reduce their levels of payment below that which we project, or if our production costs increase at a greater rate than payment levels. Adverse changes in payment rates by payers to hospitals could adversely impact our ability to market and sell these products and negatively affect our financial performance.

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

We may not be able to maintain our listing on the NASDAQ Capital Market, which would adversely affect the price and liquidity of our common stock.

As a small capitalization company, the price of our common shares has been, and is likely to continue to be, highly volatile. Any announcements concerning us or our competitors, quarterly variations in operating results, introduction of new products, delays in the introduction of new products or changes in product pricing policies by us or our competitors, acquisition or loss of significant customers, partners and suppliers, changes in earnings estimates or our ratings by analysts, regulatory developments, or fluctuations in the economy or general market conditions, among other factors, could cause the market price of our common shares to fluctuate substantially. There can be no assurance that the market price of our common shares will not decline below its current price or that it will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

Currently our common stock is quoted on the NASDAQ Capital Market under the symbol “SINT”. We must satisfy certain minimum listing maintenance requirements to maintain the NASDAQ Capital Market quotation, including certain governance requirements and a series of financial tests relating to stockholders’ equity or net income or market value, public float, number of market makers and stockholder, market capitalization, and maintaining a minimum bid price of $1.00 per share.

On October 20, 2023, we received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that the bid price of our common stock for the previous 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). We had a period of 180 calendar days, or until April 17, 2024, to regain compliance with the rule.

If the Company does not regain compliance with Rule 5550(a)(2) by April 17, 2024, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Staff will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will provide notice that its securities will be subject to delisting. We intend to actively monitor our bid price and will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules, including considering whether to conduct a reverse stock split.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. Our board of directors assesses risks based on probability and potential impact to key business systems and processes as part of our overall risk management program overseen by the board of directors. Risks that are considered high are incorporated into our overall risk management program. We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes and to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services. Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. Refer to the risk factor captioned “Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.” in Part I, Item 1A. “Risk Factors” for additional details regarding cybersecurity risks and potential impacts on our business.

Governance

Our board of directors oversees our risk management process, including as it pertains to cybersecurity risks, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Meetings of our board of directors include discussions and presentations from management regarding specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, and reports from management on our enterprise risk profile on an annual basis. The board of directors reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents. We take a risk-based approach to cybersecurity and have implemented cybersecurity policies throughout our operations that are designed to address cybersecurity threats and incidents.

ITEM 2.	PROPERTIES

Our 30,764 square foot corporate office and manufacturing facilities are located in Salt Lake City, Utah. We occupy these facilities pursuant to a lease that expires in December 2024. Pursuant to the terms of the lease agreement, we may extend the lease for two additional periods of five years each.

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

Holders of Record

As of December 31, 2023, we had approximately 159 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

Overview

SINTX Technologies is an advanced ceramics company formed in December 1996, focused on providing solutions in a variety of biomedical, technical, and antipathogenic applications. We have grown from focusing primarily on the research, development and commercialization of medical devices manufactured with silicon nitride to becoming an advanced ceramics company engaged in diverse fields, including biomedical, technical and antipathogenic applications. This diversification enables us to focus on our core competencies which are the manufacturing, research, and development of products comprised from advanced ceramic materials for external partners. We seek to connect with new customers, partners and manufacturers to help them realize the goal of leveraging our expertise in advanced ceramics to create new, innovative products across these sectors.

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

We presently manufacture advanced ceramic powders and components in our manufacturing facilities based in Salt Lake City, Utah and Millersville, Maryland.

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

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2023 and 2022 (dollars, in thousands):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Product revenue	$1,226	$601	$625	104%
Grant and contract revenue	1,401	960	441	46%
Total revenue	2,627	1,561	1,066	68%
Costs of revenue	784	265	519	196%
Gross profit	1,843	1,296	547	42%
Operating expenses:
Research and development	8,713	6,450	2,263	35%
General and administrative	4,222	3,990	232	6%
Sales and marketing	1,137	1,336	(199)	-15%
Grant and contract expense	1,129	855	274	32%
Total operating expenses	15,201	12,631	2,570	20%
Loss from operations	(13,358)	(11,335)	(2,023)	18%
Other income (expense), net	5,099	(704)	5,803	824%
Net loss before income taxes	(8,259)	(12,039)	3,780	-31%
Provision for income taxes	-	-	-	-%
Net loss	$(8,259)	$(12,039)	$3,780	-31%

Product Revenue

Total product revenue increased $0.6 million, or 104%, as compared to the same period in 2022. During the year ended December 31, 2023, the Company grant and contract revenue increased $0.4 million as compared to the same period in 2022.

Costs of Revenue and Gross Profit

Cost of revenue increased $0.5 million, or 196% as compared to the same period in 2022. This increase was primarily attributable to an increase in product revenue and a shift in customer base and product mix. Gross profit increased $0.5 million, or 42%, as compared to the same period in 2022. This increase was primarily attributed to an increase in grant and contract revenue and a shift in product mix to more profitable products.

Research and Development Expenses

Research and development expenses increased $2.3 million, or 35%, as compared to the same period in 2022. This increase was primarily attributable to an increase in patent expenses, employee wages, product prototypes, and costs of operations associated with opening the SINTX Armor facility and the acquisition of TA&T.

General and Administrative Expenses

General and administrative expenses increased $0.2 million, or 6%, as compared to the same period in 2022. This increase is primarily due to an increase in costs for investor relations, employee wages, and employee recruitment costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.2 million, or -15%, as compared to the same period in 2022. This decrease was primarily attributable to a reduction in employee wages and an overall decrease in costs for outside consulting.

Grant and Contract Expenses

Grant and contract expenses increased $0.2 million, or 32%, as compared to the same period in 2022. This increase was primarily attributable to a general increase in grant and contract revenue when compared to the prior year.

Other Income (Expense), Net

Other income (expenses) increased $5.8 million, or 824%, as compared to the same period in 2022. This increase was primarily due to the change in the fair value of the derivative liabilities in the amount of $6.8 million, and a $0.1 million increase in other income offset by a $0.8 million in offering costs on derivative liabilities and a $0.3 million decrease in other income.

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

For the years ended December 31, 2023 and 2022, the Company incurred a net loss of $8.3 million and $12.0 million, respectively, and used cash in operations of $14.1 million and $10.3 million, respectively. The Company had an accumulated deficit of $270.7 million and $262.5 million as of December 31, 2023 and 2022, respectively.

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

On February 2, 2024, the Company closed on a public offering of 16,000,000 units, with each unit consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, one Class E Warrant with each warrant to purchase one share of common stock, and one Class F Warrant with each warrant to purchase one share of common stock. Each unit was sold at a public offering price of $0.25. The Class E and Class F Warrants in the units are immediately exercisable at a price of $0.25 per share. The Class E Warrants will expire five years from the date of issuance and the Class F Warrants will expire eighteen months from the date of issuance. Gross proceeds, before deducting placement agent fees and other offering expenses, are approximately $4.0 million.

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

On October 17, 2022, the Company completed a rights offering of units consisting of convertible preferred stock and common stock warrants, resulting in gross proceeds to the Company of approximately $4.7 million, after deducting expenses relating to the offering, including dealer-manager fees and expenses,

On February 25, 2021, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”), which was subsequently amended on October 12, 2023 (as amended, the “2021 Distribution Agreement”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $1.1 million through Maxim, as agent. Subject to the terms and conditions of the 2021 Distribution Agreement, as amended, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering (the “ATM”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2025. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of March 1, 2024, there have been 1,317,749 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $0.5 million. Subsequent to December 31, 2023 there have been 1,154,200 shares of common stock sold under the 2021 Distribution for gross proceeds of $0.5 million. In connection with the February 2024 offering, the Company agreed to not make any sales of securities under the ATM for a period of six months from the date of closing the offering, February 2, 2024, until August 2, 2024.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(14,115)	$(10,263)
Net cash used in investing activities	(501)	(1,101)
Net cash provided by financing activities	11,711	3,336
Net cash provided (used)	$(2,905)	$(8,028)

Net Cash Used in Operating Activities

Net cash used in operating activities was $14.1 million in 2023, compared to $10.3 million used in 2022, an increase of $3.8 million. The increase in the net loss from operations, and related non-cash add backs to the net loss, was $2.3 million from 2023 when compared to 2022. The increase in cash used for operating activities during 2023 was primarily due to the $2.3 million mentioned above plus changes in the movement of working capital items during 2023 as compared to the same period in 2022 as follows: a $0.4 million increase in cash used in accounts receivable, a $0.3 million increase for inventory, a $0.3 million increase in cash used for prepaids, a $0.2 million increase in cash used in other liabilities, a $0.2 million increase in cash used in accounts payable and accrued liabilities, and a $0.1 million increase in cash used for payments on operating lease liability.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.5 million during 2023, compared to $1.1 million used in investing activities during the same period in 2022, a decrease of $0.6 million. The decrease in cash used in investing activities during 2023 was primarily due to a $0.9 million purchase of property and equipment, offset by and a $0.3 million increase in cash acquired in acquisition in the prior year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $11.7 million during 2023, compared to $3.3 million provided by financing activities during the same period in 2022, an increase of $8.4 million. This increase was primarily attributable to an increase in proceeds from issuance of common stock of $5.1 million, an increase in proceeds from issuance of warrant derivative liabilities of $2.8 million, and a $0.5 million decrease in the payment on debt.

Indebtedness

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bore interest at a rate of 3.75% per annum. The Business Loan was secured by a general security interest in all of the assets of TA&T. The Business Loan contained other standard provisions that are customary of loans of this type. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at December 31, 2023.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the “Personal Loans”). The total amount of the Personal Loans at September 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of December 31, 2023, the related party debt had an outstanding balance of $46,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of December 31, 2023, the line of credit with Wells Fargo had no outstanding balance and the account has been closed.

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

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to those policies for the year ended December 31, 2023. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our consolidated financial statements.

New Accounting Pronouncement, Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements upon adoption.

Revenue Recognition

The Company derives its product revenue primarily from the sale of aerospace components and spinal fusion products, used in the treatment of spine disorders to CTL Medical, with whom the Company has a 10-year exclusive sales agreement in place, 7 years of which remain. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application. The sale of the Company’s products has a single performance obligation and revenue is recognized at the time the product is shipped to the customer. In general, the Company’s customers do not have any rights of return or exchange.

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

Account and Other Receivables and Allowance for Credit Losses Doubtful Accounts

Financial assets, which potentially subject the Company to credit losses, consist primarily of receivables. We measure expected credit losses of financial assets based on historical loss and other information available to management using type of receivable (commercial, grants or contracts, retainage, or other) and different aging categories (less than 90 days past due, over 90 days past due, over 180 days past due, and financially troubled customers). These expected credit losses are recorded to an allowance for credit losses valuation account that is deducted from receivables to present the net amount expected to be collected on the financial asset on the consolidated balance sheet. Management believes that the historical loss information it has compiled is a reasonable basis on which to determine expected credit losses for trade receivables held as of December 31, 2023, because the composition of the trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time).

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

Long Lived Intangible Assets

The Company evaluates the carrying value of intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2023. As explained above, the Company sold most intangible assets that had a carrying value, retaining the carrying value of only one trademark asset.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2023 and 2022, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2023. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.

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

Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting that occurred during 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, and positions with SINTX for each of our directors.

Name	Age	Positions
B. Sonny Bal, M.D.	61	Chairman of the Board of Directors, President and Chief Executive Officer
David W. Truetzel	67	Director
Jeffrey S. White	70	Director
Eric A. Stookey	53	Director
Mark Froimson, M.D.	63	Director

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

The following is a brief summary of the background of each of our directors:

Class III Directors— continuing directors with a term expiring at the 2026 annual meeting of stockholder.

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

Class II Directors — continuing directors with a term expiring at the 2025 annual meeting of stockholders.

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

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
B. Sonny Bal, M.D.	61	Chairman of the Board of Directors, President and Chief Executive Officer, Principal Financial Officer
David O’Brien	59	Executive Vice President and Chief Operating Officer

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

David O’Brien has served as our Executive Vice President and Chief Operating Officer since July 2019. Mr. O’Brien previously served as the Company’s Vice President and General Manager from October 2016 to July 2019 and from March 2014 through September 2016, he held prior roles as our Vice President of Operations and Vice President of Manufacturing. Mr. O’Brien has over 30 years of experience in engineering, manufacturing, and operations leadership in advanced materials and medical device organizations. From 2005 to 2014, he fulfilled several engineering leadership roles for Covidien. From 1991 to 2005, he worked for Arnold Magnetic Technologies in the production of ceramic, powder metal and molded magnets in multiple facilities across the U.S. and in England. He has extensive experience with Lean and other Continuous Improvement initiatives. Mr. O’Brien holds an M.S. in Ceramic Engineering from the Georgia Institute of Technology, and a B.S. in Physics from the University of Texas at San Antonio.

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

The Board and Committees

Our Board of Directors has five members. The Chairman of the Board and our Chief Executive Officer, B. Sonny Bal, MD, PhD, is a member of the Board and is a full-time employee of SINTX. David W. Truetzel, Eric A. Stookey, Jeffrey S. White, and Mark Froimson are non-employee directors, and the Board has determined that these persons (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board met seven (7) times during the year ended December 31, 2023. All directors attended more than seventy-five percent (75%) of the meetings of the Board and committee meetings of which such director was a member held during 2023.

In accordance with our restated Certificate of Incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following such election. Our directors are divided among the three classes as follows:

●	The Class I director is Mark Froimson and his term will expire at the annual meeting of stockholders to be held in 2024.

●	The Class II directors are David W. Truetzel and Eric A. Stookey, and their terms will expire at the 2025 annual meeting of stockholders.

●	The Class III directors are B. Sonny Bal, M.D. and Jeffrey S. White, and their terms will expire at the annual meeting of stockholders to be held in 2026.

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is currently comprised of the following members: Eric A. Stookey (Chairman), David W. Truetzel and Jeffrey S White. Among other items, the Corporate Governance and Nominating Committee is tasked by the Board to: (1) identify individuals qualified to serve as members of the Board and, recommend individuals to be nominated by the Board for election by the stockholders or to be appointed by the Board to fill vacancies consistent with the criteria approved by the Board; (2) develop and periodically evaluate and recommend changes to SINTX’s Corporate Governance Guidelines and Code of Ethics, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stakeholders; and (3) oversee an annual evaluation of the performance of the Board. The Board has determined that each of the members of the Corporate Governance and Nominating Committee is “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Corporate Governance and Nominating Committee did not meet as a separate committee in 2023, but rather, because the committee is comprised of all three independent directors, governance matters were addressed as necessary in meetings of the Board. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Corporate Governance and Nominating Committee.

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

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the Nasdaq Listing Rules. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of the following members: David W. Truetzel (Chairman), Eric A. Stookey and Jeffrey S White. The Audit Committee provides oversight for financial reporting matters, internal controls, and compliance with the Company’s financial policies, and meets with its auditors when appropriate. The Audit Committee did not meet as a separate committee in 2023, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Board has determined that David W. Truetzel is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee.

Compensation Committee

The Compensation Committee of the Board is comprised of the following members: Jeffrey S. White, (Chairman), David W. Truetzel and Eric A. Stookey. The Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee recommends to the Board for determination compensation of our executive officers, including the chief executive officer, and addresses salary and benefit matters for other key personnel and employees of the Company. The Compensation Committee did not meet as a separate committee in 2023, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee.

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

Summary Compensation Table

The following table sets forth information about certain compensation awarded or paid to our named executive officers for the 2023 and 2022 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Stock Awards	Option Awards	All Other Comp (1)	Total Compensation
B. Sonny Bal	2023	$412,692	$36,750	$-	$14,772	$61,367	$11,730	$537,312
Chief Executive Officer	2022	$400,000	$31,500	$-	$7,616	$62,207	$10,462	$511,784

David O’Brien	2023	367,308	23,681	-	9,405	41,735	11,474	453,602
Chief Operating Officer	2022	300,710	20,300	-	15,677	44,179	11,037	391,903

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding equity awards held by our named executive officers as of December 31, 2023:

	Number of Securities Underlying Unexercised Options (#)(1)			Option Exercise	Option Expiration	Number of Restricted Stock Units that have not vested	Market value of shares or units of stock that have not vested ($)
Name	Exercisable	Unexercisable		Price	Date
Sonny Bal	500	-	(2)	$47.00	4/21/2030	-	$-
	683	67	(3)	193.00	3/2/2031	6	2
	458	292	(4)	49.00	1/26/2032	84	32
	-	-		-		5,362	2,045
						-	-

David O’Brien	500	-	(5)	47.00	4/21/2030	-	-
	455	45	(6)	193.00	3/2/2031	4	1
	305	195	(7)	49.00	1/26/2032	54	20
	-	-		-		3,455	1,318

(1)	The options have not been, and may never be, exercised, and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.

(2)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(3)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(4)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(5)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(6)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(7)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

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

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2023 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Total ($)
David W. Truetzel (1)	$120,780	$-	$3,427	$124,207
Jeffrey S. White (2)	40,000	-	3,427	43,427
Eric A. Stookey (3)	40,000	-	3,427	43,427
Mark Froimson (4)	40,000	-	3,180	43,180

(1)	As of December 31, 2023 Mr. Truetzel had 900 option awards outstanding.

(2)	As of December 31, 2023 Mr. White had 900 option awards outstanding.

(3)	As of December 31, 2023 Mr. Stookey had 900 option awards outstanding.

(4)	As of December 31, 2023 Mr. Froimson had 850 option awards outstanding.

(5)	The amounts in this column do not reflect compensation actually received by our non-employee directors nor do they reflect the actual value that will be recognized by the non-employee directors. Instead, the amounts reflect the aggregate grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) 718 of awards of stock options made to non-employee directors for the fiscal year ended December 31, 2023 but excludes an estimate for forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

The following compensation schedule sets forth compensation for non-employee directors (paid on a quarterly basis) as approved by the Board:

●	Annual Retainer of $40,000 paid in 12 equal monthly installments of $3,333 each;

●	$1,000 for each board and committee meeting attended in person;

●	$500 for each board and committee meeting attended via telephone or other remote medium; and

●	Reimbursement of reasonable expenses as supported by documentation and receipts.

A new Board appointee receives an award of 400 stock options upon appointment. Further, each non-employee member of the Board is awarded an option grant for 150 stock options on an annual basis.

The chair of the Audit Committee is paid an annual retainer of $120,000 payable in monthly increments of $10,000 each.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023 relating to all of our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	27,515	(1)	$113.54	(2)	6,268
Equity compensation plans not approved by Stockholders	-		-		-
Total	27,515	(1)	$113.54	(2)	6,268

(1)	Includes options outstanding under our 2020 Equity Incentive Plan.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2024 by:

●	each of our current directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group;

●	each stockholder known by us to own beneficially more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2024, pursuant to the exercise or vesting of options or warrants or conversion of convertible promissory notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of shares beneficially owned is based on 22,400,130 shares issued and outstanding on March 1, 2024.

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

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Five Percent Stockholders:
none
Directors and Named Executive Officers:
B. Sonny Bal, M.D. (1)	3,578	*
David W. Truetzel (2)	900	*
Jeffrey S. White (3)	900	*
Eric A. Stookey (4)	900	*
David O’Brien (5)	4,001	*
Mark Froimson, M.D. (6)	850	*
All executive officers and directors as a group (6 persons)	11,129	*

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.

(1)	Represents 131 shares of Common Stock, restricted stock units exercisable into 10 shares of Common Stock within 60 days of March 1, 2024, and options to purchase 3,438 shares of Common Stock that are currently exercisable within 60 days of March 1, 2024.

(2)	Represents options to purchase 900 shares of Common Stock that are currently exercisable within 60 days of March 1, 2024.

(3)	Represents options to purchase 900 shares of Common Stock that are currently exercisable within 60 days of March 1, 2024.

(4)	Represents options to purchase 900 shares of Common Stock that are currently exercisable within 60 days of March 1, 2024.

(5)	Represents 643 shares of Common Stock, restricted stock units exercisable into 6 shares of Common Stock within 60 days of March 1, 2024, and options to purchase 3,351 shares of Common Stock that are currently exercisable within 60 days of March 1, 2024

(6)	Represents options to purchase 850 shares of Common Stock that are currently exercisable within 60 days of March 1, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The aggregate fees and expenses incurred from our principal accounting firm, Tanner LLC, for fiscal years ended December 31, 2023 and 2022, were as follows (in thousands):

	Year Ended December 31 , 2023	Year Ended December 31, 2022
Audit fees	$209,666	$160,620
Audit related fees	150,253	70,953
Total Fees	$359,919	$231,573

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Asset Purchase Agreement by and among Amedica Corporation, CTL Corporation and US Spine Inc. dated as of September 5, 2018		Form 8-K (Exhibit 2.1)	10/5/18	001-33624

2.2+†	Asset Purchase Agreement by and among SINTX Technologies, Inc. and B4C, LLC, dated July 20, 2021.		Form 8-K (Exhibit 2.1)	7/26/21	001-33624

2.3†	Stock Purchase Agreement		Form 8-K (Exhibit 2.1)	7/6/22	001-33624

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	11/16/17	001-33624

3.1.3	Certificate of Designation of Series B Preferred Stock		Form 8-K (Exhibit 3.1)	5/15/18	001-33624

3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	11/02/18	001-33624

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	7/26/19	001-33624

3.1.6	Certificate of Designation of Series C Preferred Stock		Form 8-K (Exhibit 3.1)	2/07/20	001-33624

3.1.7	Certificate of Designation of Series D Preferred Stock		Form 8-K (Exhibit 3.1)	10/17/22	001-33624

3.1.8	Certificate of Designation of Series E Preferred Stock		Form 8-K (Exhibit 3.1)	10/28/22	001-33624

3.1.9	Certificate of Amendment to the Restated Certificate of Incorporation of Sintx Technologies, Inc.		Form 8-K (Exhibit 3.1)	12/19/22	001-33624

3.2	Amended and Restated Bylaws of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	10/01/21	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.2	Form of Common Stock Warrant		Form S-1/A	1/15/20	333-234438

4.3	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC, dated February 6, 2020		Form 8-K (Exhibit 10.1)	2/07/20	001-33624

4.4	Warrant Issued to Maxim Group LLC on February 6, 2020		Form 8-K (Exhibit 4.1)	2/07/20	001-33624

4.5	Warrant Issued to Ascendiant Capital Markets, LLC on February 6, 2020		Form 8-K (Exhibit 4.2)	2/07/20	001-33624

4.6	Form of Indenture		Form S-3 (Exhibit 4.2)	3/25/19	333-230492

4.7	Dealer Manager Warrants issued to Maxim Group LLC on October 17, 2022		Form 8-K (Exhibit 4.1)	10/17/22	001-33624

4.8	Dealer Manager Warrants issued to Ascendiant Capital Markets, LLC on October 17, 2022		Form 8-K (Exhibit 4.2)	10/17/22	001-33624

4.9	Form of Class A Warrant		Form 8-K (Exhibit 4.3)	10/17/22	001-33624

4.10	Form of Class B Warrant		Form 8-K (Exhibit 4.4)	10/17/22	001-33624

4.11	Form of Class C Warrant		Form S-1 (Exhibit 4.13)	2/7/23	333-269475

4.12	Form of Pre-Funded Warrant		Form S-1 (Exhibit 4.14)	2/6/23	333-269475

4.13	Form of Class D Warrant		Form S-1 (Exhibit 4.15)	2/7/23	333-269475

4.14	Form of Placement Agent Warrant		Form S-1 (Exhibit 4.16)	2/6/23	333-269475

4.15	Warrant Agency Agreement		Form 8-K (Exhibit 4.5)	2/9/23	001-33624

4.16	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	2/2/24	001-33624

4.17	Form of Class E Warrant		Form 8-K (Exhibit 4.2)	2/2/24	001-33624

4.18	Form of Class F Warrant		Form 8-K (Exhibit 4.3)	2/2/24	001-33624

4.19	Form of Placement Agent Warrant		Form 8-K (Exhibit 4.4)	2/2/24	001-33624

4.20	Form of Warrant Agency Agreement		Form 8-K (Exhibit 4.5)	2/2/24	001-33624

4.21	Form of Senior Indenture, to be entered into between the Registrant and the trustee designated therein		Form S-3 (Exhibit 4.14)	10/12/23	333-274951

4.22	Form of Subordinated Indenture, to be entered into between the Registrant and the trustee designated therein		Form S-3 (Exhibit 4.16)	10/12/23	333-274951

4.23	Description of Registrant’s Securities	X

10.1	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009		Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.2	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012		Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.3	Form of Change of Control Agreement*		Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.4	Form of Indemnification Agreement by and between the Registrant and its officers and directors		Amendment No. 2 Form S-1 (Exhibit 10.14)	12/20/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.5	Exchange Agreement dated April 4, 2016, by and among SINTX Corporation and Riverside Merchant Partners, LLC		Form 8-K (Exhibit 10.2)	4/05/16	001-33624

10.6	Form of Warrant Amendment Agreement		Form S-1 (Exhibit 10.26)	4/26/18	333-223032

10.7	Amendment to Centrepointe Business Park Lease Agreement, dated June 7, 2019, between SINTX Technologies, Inc. and Centrepointe Properties, LLC.		Form 8-K (Exhibit 10.1)	6/10/19	001-33624

10.8	Promissory Note issued by CTL Corporation in favor of Amedica Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.1)	10/5/18	001-33624

10.9	Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.2)	10/5/18	001-33624

10.10	Guaranty between Amedica Corporation and Daniel Chon dated as of October 1, 2018.		Form 8-K (Exhibit 10.3)	10/5/18	001-33624

10.11	ROFN Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		From 8-K (Exhibit 10.4)	10/5/18	001-33624

10.12	Promissory Note, dated April 28, 2020 between SINTX Technologies, Inc. and First State Community Bank.		Form 8-K (Exhibit 10.1)	4/30/20	001-33624

10.13	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	6/29/20	001-33624

10.14	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	6/29/20	001-33624

10.15	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	7/20/20	001-33624

10.16	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	7/20/20	001-33624

10.17	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	8/6/20	001-33624

10.18	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	8/6/20	001-33624

10.19	Form of Indenture		Form S-3 (Exhibit 4.18)	10/2/20	333-249267

10.20	Equity Distribution Agreement, dated as of February 25, 2021, by and between SINTX Technologies, Inc. and Maxim Group LLC		Form 8-K (Exhibit 10.1)	2/26/20	001-33624

10.21	2020 Equity Incentive Plan		Defn 14a Proxy Statement	7/10/2020	001-33624

10.22	Form of Warrant Agency Agreement between SINTX Technologies, Inc. and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 10.1)	10/17/22	001-33624

10.23	Amendment to Equity Distribution Agreement, dated as of January 10, 2023 by and between SINTX Technologies, Inc., and Maxim Group LLC		Form 8-K (Exhibit 10.1)	1/13/23

10.24	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	2/9/23	001-33624

10.25	Form of Placement Agent Agreement		Form S-1 (Exhibit 10.25)	2/6/23	333-269475

10.26	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	2/2/24	001-33624

10.27	Form of Placement Agency Agreement		Form 8-K (Exhibit 10.2)	2/2/24	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm, Tanner LLC	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

97	SINTX Technologies, Inc. Clawback Policy	X

101 SCH	Inline XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract of compensatory plan or arrangement
+	Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	A portion of this Exhibit has been omitted as it contains information that (i) is not material and (ii) would be competitively harmful if publicly disclosed.

(A)	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: March 27, 2024	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2024	/s/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: March 27, 2024	/s/ David W. Truetzel
David W. Truetzel, Director

Date: March 27, 2024	/s/ Jeffrey S. White
Jeffrey S. White, Director

Date: March 27, 2024	/s/ Eric A. Stookey
Eric A. Stookey, Director

Date: March 27, 2024	/s/ Mark Froimson
Mark Froimson, M.D., Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

SINTX Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SINTX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

We obtained an understanding and evaluated the design and implementation of controls over the Company’s process for calculating the fair values of the warrants classified as derivative liabilities, including controls over management’s review of the significant assumptions described above.

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
March 27, 2024

SINTX Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$3,340	$6,245
Account and other receivables, net of allowance totaling 72 and 7 respectively	685	328
Prepaid expenses and other current assets	539	344
Inventories	888	284
Other current assets	80	8
Total current assets	5,532	7,209

Inventories, net	333	453
Property and equipment, net	4,826	5,691
Intangible assets, net	21	26
Operating lease right of use asset	4,094	2,309
Other long-term assets	559	85
Total assets	$15,365	$15,773

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$636	$434
Accrued liabilities	1,404	1,618
Current portion of long-term debt	46	160
Derivative liabilities	304	5,126
Current portion of operating lease liability	512	738
Other current liabilities	4	2
Total current liabilities	2,906	8,078

Operating lease liability, net of current portion	3,687	1,621
Long term debt, net of current portion	-	368
Other long-term liabilities	-	2
Total liabilities	6,593	10,069

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of both December 31, 2023 and 2022.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of both December 31, 2023 and 2022.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 and 206 shares issued and outstanding of December 31, 2023 and December 31, 2022 respectively.	-	-
Convertible preferred stock Series E, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 0 and 1 shares issued and outstanding of December 31, 2023 and December 31, 2022 respectively.	-	-

Common stock, $0.01 par value, 250,000,000 shares authorized; 5,320,671 and 542,145 shares issued and outstanding as of December 31, 2023 and 2022, respectively.	53	5
Additional paid-in capital	279,433	268,154
Accumulated deficit	(270,714)	(262,455)
Total stockholders’ equity	8,772	5,704
Total liabilities and stockholders’ equity	$15,365	$15,773

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022

Product revenue	$1,226	$601
Grant and contract revenue	1,401	960
Total revenue	2,627	1,561
Costs of revenue	784	265
Gross profit	1,843	1,296
Operating expenses:
Research and development	8,713	6,450
General and administrative	4,222	3,990
Sales and marketing	1,137	1,336
Grant and contract expenses	1,129	855
Total operating expenses	15,201	12,631
Loss from operations	(13,358)	(11,335)
Other income (expenses):
Interest expense	(2)	(17)
Interest income	135	23
Gain (loss) on the disposal of assets	17	(1)
Change in fair value of derivative liabilities	5,718	(1,091)
Offering costs of derivative liabilities	(786)	-
Other income (expense)	17	382
Total other income (expense), net	5,099)	(704)
Net loss before income taxes	(8,259)	(12,039)
Provision for income taxes	-	-
Net loss	(8,259)	(12,039)
Deemed dividend related to beneficial conversion feature on convertible preferred stock	(26)	(4,450)
Net loss attributable to common stockholders	$(8,285)	$(16,489)

Net loss per share – basic and diluted
Basic – net loss	$(2.21)	$(39.92)
Basic – deemed dividend and accretion of a discount on conversion of preferred stock	(0.01)	(14.75)
Basic – attributable to common stockholders	$(2.22)	$(54.67)

Diluted – net loss	$(3.12)	$(46.79)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	(0.01)	(14.02)
Diluted – attributable to common stockholders	$(3.13)	$(60.81)
Weighted average common shares outstanding:
Basic	3,736,412	301,610
Diluted	4,357,242	317,323

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2021	77	$-	247,105	$2	$267,609	$(250,416)	$17,195
Stock based compensation	-	-	219	-	370	-	370
Preferred stock issued for cash	1	-	-	-	2	-	2
Preferred stock issued for derivative liability	4,656	-	-	-	-	-	-
Issuance of common stock from conversion of preferred stock	(4,451)	-	294,672	3	(3)	-	-
Issuance of agent warrants	-	-	-	-	154	-	154
Deemed dividend related to the conversion of preferred stock	-	-	-	-	4,450	-	4,450
Deemed dividend related to the conversion of preferred stock	-	-	-	-	(4,450)	-	(4,450)
Acquisition of subsidiary	-	-	-	-	22	-	22
Round up shares issued in reverse split	-	-	149	-	-	-	-
Net loss	-	-	-	-	-	(12,039)	(12,039)
Balance as of December 31, 2022	283	-	542,145	5	268,154	(262,455)	5,704

Stock based compensation	-	-	229	-	291	-	291
Common stock issued for cash, net of cash fees	-	-	3,092,499	31	4,763	-	4,794
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	383	-	383
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	5,753	-	5,753
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	170,000	2	(2)	-	-
Issuance of common stock from the cashless exercise of warrants	-	-	1,493,600	15	(15)	-	-
Redemption of preferred stock	(1)	-	-	-	(2)	-	(2)
Issuance of agent warrants	-	-	-	-	108	-	108
Issuance of common stock from the conversion of preferred stock	(26)	-	1,723	-	-	-	-
Deemed dividend related to the conversion of preferred stock	-	-	-	-	(26)	-	(26)
Deemed dividend related to the conversion of preferred stock	-	-	-	-	26	-	26
Round up shares issued in reverse split	-	-	20,475	-	-	-	-
Net loss	-	-	-	-	-	(8,259)	(8,259)
Balance as of December 31, 2023	256	$-	5,320,671	$53	$279,433	$(270,714)	$8,772

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022

Cash flow from operating activities
Net loss	$(8,259)	$(12,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	907	335
Amortization of right of use asset	745	623
Amortization of intangible assets	5	5
Stock based compensation	291	369
Change in fair value of derivative liabilities	(5,610)	1,091
Loss (gain) on disposal of equipment	(17)	1
Credit loss expense (recoveries)	63	(7)
Changes in operating assets and liabilities:
Account and other receivables	(420)	(26)
Prepaid expenses and other assets	(264)	13
Inventories	(485)	(140)
Accounts payable and accrued liabilities	(12)	226
Other liabilities	(370)	(128)
Payments on operating lease liability	(689)	(586)
Net cash used in operating activities	(14,115)	(10,263)
Cash flows from investing activities
Purchase of property and equipment	(530)	(1,405)
Proceeds from the sale of property and equipment	29	1
Cash acquired in acquisition (see Note 2)	-	303
Net cash used in investing activities	(501)	(1,101)
Cash flows from financing activities
Proceeds from issuance of warrant derivative liabilities	6,650	-
Proceeds from issuance of preferred stock recorded as derivative liabilities, net	-	3,842
Proceeds from issuance of common stock and prefunded warrants, net of cash fees	5,177	-
Proceeds from issuance of preferred stock, net	-	3
Redemption of preferred stock Series E	(2)	-
Principal payment on debt	(114)	(509)
Net cash provided by financing activities	11,711	3,336
Net decrease in cash and cash equivalents	(2,905)	(8,028)
Cash and cash equivalents at beginning of year	6,245	14,273
Cash and cash equivalents at end of year	$3,340	$6,245

	Years Ended December 31,
	2023	2022
Noncash investing and financing activities
Reduction of derivative liability upon exercise of warrants	$5,753	$-
Right of use asset for amended lease liability – increase	2,504	-
Right-of-use assets and assumption of operating lease liability	114	27
Issuance of common stock for the cashless exercise of warrants	15	-
Issuance of prefunded warrants	2	-
Right of use asset for amended lease liability – decrease	(89)	-
Acquisition of subsidiary through assumption of debt (see Note 2)	-	22
Conversion of preferred stock to common stock	-	3

Supplemental cash flow information
Cash paid for interest	$21	$1

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”) and Technology Assessment and Transfer, Inc. (TA&T), which are collectively referred to as “we” or “the Company”. SINTX was incorporated in the state of Delaware on December 10, 1996 (and was previously known as Amedica Corporation). The Company is an advanced ceramics materials company focused on providing solutions in a variety of medical, industrial, and antipathogenic applications. SINTX is a company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields, and this has enabled the Company to focus on core competencies. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures ceramic powders and components in its Salt Lake City and Maryland facilities. The SINTX Salt Lake City facility is FDA and ANVISA registered, ISO 13485:2016 certified, and ASD9100D certified. The Company’s products are primarily sold in the United States.

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

For the years ended December 31, 2023 and 2022, the Company incurred a net loss of $8.3 million and $12.0 million, respectively, and used cash in operations of $14.1 million and $10.3 million, respectively. The Company had an accumulated deficit of $270.7 million and $262.5 million as of December 31, 2023 and 2022, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $1.1 million through Maxim, as agent. As of December 31, 2023, there have been 1,317,749 shares of common stock sold under the 2021 Distribution Agreement. Subsequent to December 31, 2023 there have been 1,145,200 shares of common stock sold under the 2021 Distribution Agreement (see Note 15). Because the Company’s public float is less than $75 million, we may not sell securities over a 12-month period in an amount greater than one-third of our public float.

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

Subsequent to December 31, 2023, the company raised $4.0 million gross proceeds from a fund raise (see Note 15 Subsequent Events for more information).

These uncertainties raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of December 31, 2023, the most significant estimate relates to derivative liabilities and stock based compensation.

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

As of December 31, 2023, two commercial customers and government agencies represent 80% of the Company’s total revenues and 78% of the Company’s total accounts receivable as of and for the year ended December 31, 2023.

Revenue Recognition

The Company derived its product revenue primarily from the sale of aerospace components and spinal fusion products. The aerospace components are key ceramic aircraft engine components sold to a leading manufacturer of aerospace components and systems whom the Company has entered into a 10-year, long-term agreement. The spinal fusion products are used in the treatment of spine disorders and sold to CTL Medical, with whom the Company signed a 10-year exclusive sales agreement in October 2018. The Company also records revenue from grants, contracts, and awards provided by government agencies. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application.

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

Revenues from grants, contracts, and awards provided by governmental agencies are recorded based upon the terms of the specific agreements, which generally provide that revenue is earned when the allowable costs specified in the applicable agreement have been incurred or a milestone has been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required. The duration of the government grants, contracts, and awards varies by government entity as well as phase level. The general duration period during 2023 was 1.8 years.

Grant, contract, and award receivables relate to allowable amounts expended or otherwise incurred or earned in connection with the terms of a grant, contract, or award and for which reimbursement has not yet taken place. As of December 31, 2023, government grants, contracts, and awards accounted for approximately $0.3 million in accounts receivable. To be eligible to receive moneys from government agencies the Company must meet commitments as outlined in the grant, contract, and award agreements.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost for manufactured inventory determined under the standard costs, which approximate actual costs, determined on the first-in first-out (“FIFO”) method. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. The Company reviews the carrying value of inventory on a periodic basis for excess or obsolete items, and records any write-down as a cost of revenue, as necessary. Inventory that is not expected to be utilized within 12 months of December 31, 2023, and 2022, respectively is recorded as long term.

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

Account and Other Receivables and Allowance for Credit Losses

Financial assets, which potentially subject the Company to credit losses, consist primarily of receivables. We measure expected credit losses of financial assets based on historical loss and other information available to management using type of receivable (commercial, grants or contracts, retainage, or other) and different aging categories (less than 90 days past due, over 90 days past due, over 180 days past due, and financially troubled customers). These expected credit losses are recorded to an allowance for credit losses valuation account that is deducted from receivables to present the net amount expected to be collected on the financial asset on the consolidated balance sheet. Management believes that the historical loss information it has compiled is a reasonable basis on which to determine expected credit losses for trade receivables held as of December 31, 2023, because the composition of the trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time).

Long Lived Intangible Assets

The Company evaluates the carrying value of intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2023.

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

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were not significant for each of the years ended December 31, 2023 and 2022.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2023 and 2022, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Net Loss Per Share – Basic and Diluted

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock, options and warrants for the purchase of common stock The Company had potentially dilutive securities, totaling approximately 0.7 million and 0.7 million shares of common stock as of December 31, 2023 and 2022, respectively.

Below are basic and diluted loss per share data for the year ended December 31, 2023, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(8,259)	$(5,320)	$(13,579)
Deemed dividend and accretion of a discount	(26)	-	(26)
Net loss attributable to common stockholders	$(8,285)	$(5,320)	$(13,605)

Denominator:
Number of shares used in per common share calculations:	3,736,412	620,830	4,357,242

Net loss per common share:
Net loss	$(2.21)	$(8.57)	$(3.12)
Deemed dividend and accretion of a discount	(0.01)	-	(0.01)
Net loss attributable to common stockholders	$(2.22)	$(8.57)	$(3.13)

Below are basic and diluted loss per share data for the year ended December 31, 2022, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(12,039)	$(2,807)	$(14,846)
Deemed dividend and accretion of a discount	(4,450)	-	(4,450)
Net loss attributable to common stockholders	$(16,489)	$(2,807)	$(19,296)

Denominator:
Number of shares used in per common share calculations:	301,610	15,713	317,323

Net loss per common share:
Net loss	$(39.92)	$(6.87)	$(46.79)
Deemed dividend and accretion of a discount	(14.75)	0.73	(14.02)
Net loss attributable to common stockholders	$(54.67)	$(6.14)	$(60.81)

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

The following proforma unaudited revenue and net loss are presented as if the acquisition had been included in the consolidated results of the Company for the year ended December 31, 2022 (in thousands).

Year Ended December 31, 2022
Revenue	$2,150
Net loss	$(12,055)

No amounts are included in the consolidated statement of operations relating to TA&T for the six months ended June 30, 2022, as the transaction was closed the end of day June 30, 2022. TA&T’s operations are included in the Company’s consolidated statement of operations beginning July 1, 2022.

3. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2023	2022
Raw materials	$691	$552
WIP	426	94
Finished goods	104	91
	$1,221	$737

4. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	As of December 31,
	2023	2022
Manufacturing and lab equipment	$5,597	$6,192
Leasehold improvements	2,034	951
Software and computer equipment	751	741
Furniture and equipment	136	119
	8,518	8,003
Less: accumulated depreciation	(3,692)	(2,312)
	$4,826	$5,691

Depreciation expense for 2023 and 2022 was approximately $0.9 million and approximately $0.3 million, respectively.

5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Trademarks	$50	$50
Less: accumulated amortization	(29)	(24)
	$21	$26

Amortization expense for 2023 was approximately $5.0 thousand. Amortization expense for 2022 was approximately $5.0 thousand.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of December 31, 2023 and 2022. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 and 2022.

	Fair Value Measurements as of December 31, 2023 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$-	$-	$304	$304

	Fair Value Measurements as of December 31, 2022 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$-	$-	$5,126	$5,126

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2023 and 2022. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022 (in thousands):

Common Stock Warrants
Balance as of December 31, 2021	$(347)
Issuance of derivatives	(7,586)
Change in fair value	2,807
Balance as of December 31, 2022	(5,126)
Issuance of derivatives	(6,650)
Exercise of warrants	5,753
Change in fair value	5,718
Other	1
Balance as of December 31, 2023	$(304)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of December 31, 2023, and 2022, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted-average risk-free interest rate	3.93-4.79%	3.99%-4.42%
Weighted-average expected life (in years)	1.10-4.12	0.07-4.80
Expected dividend yield	-%	-%
Weighted average expected volatility	113.1%-125.7%	103.6%-243.0%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Payroll and related expenses	$610	$524
Accrued payables	163	464
Other	631	630
	$1,404	$1,618

8. Debt

Business Loan

On July 20, 2021, TA&T (see Note 2), entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at December 31, 2023.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition (see Note 2) of TA&T (the Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of December 31, 2023, the related party debt had an outstanding balance of $46,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

9. Equity

2024 Registered Offering

Subsequent to December 31, 2023, the company raised $4.0 million gross proceeds from a fund raise. (see Note 15 Subsequent Events for more information)

2023 Registered Offering

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

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”), which was subsequently amended on October 12, 2023 (as amended, the “2021 Distribution Agreement”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $1.1 million through Maxim, as agent. Subject to the terms and conditions of the 2021 Distribution Agreement, as amended, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on our instructions. Under the 2021 Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering (the “ATM”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. The Offering will terminate upon the earlier of (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2025. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the 2021 Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of March 1, 2024, there have been 2,471,949 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $1,030,519. As a result, there is only approximately $70,000 more that could be raised under the 2021 Distribution Agreement. Because the company’s public float is less than $75 million, we may not sell securities over a 12-month period in an amount greater than one-third of our public float. In connection with the February 2024 offering, the Company agreed to not make any sales of securities under the ATM for a period of six months from the date of closing the offering, February 2, 2024, until August 2, 2024 (see Note 15).

10. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the years ended December 31, 2023 and 2022 is as follows:

		December 31, 2023
		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Price	(Years)	Value
As of December 31, 2022	11,909	$234.02	7.9	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of December 31, 2023	11,909	$109.77	6.9	$-
Exercisable at December 31, 2023	10,239	$261.49	7.0	$-
Vested and expected to vest at December 31, 2023	9,724	$109.27	6.9	$-

		December 31, 2022
		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Price	(Years)	Value
As of December 31, 2021	8,339	$391.00	8.7	87,553
Granted	3,570	44.60	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of December 31, 2022	11,909	$234.02	7.9	$-
Exercisable at December 31, 2022	11,301	$239.73	7.9	$-
Vested and expected to vest at December 31, 2022	10,026	$256.90	7.9	$-

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

Unrecognized stock-based compensation as of December 31, 2023, is as follows (in thousands):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining of Recognition (in years)
Stock options	$82	0.5
Stock grants	34	8.2

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax expense:

	December 31,
	2023	2022
Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(5.0)%	(3.7)%
Return to provision	0.0%	(0.7)%
Equity related expenses	(12.5)%	1.9%
Change in valuation allowance	38.5%	23.5%
Total income tax expense	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$55,797	$53,842
Stock-based compensation	3,171	3,099
Federal R&D credit	2,222	2,222
Accrued expenses	121	101
Capitalized research expenses	3,083	1,448
Intangibles	292	347
Right of use asset/liabilities	26	12
Other	18	2
Total deferred tax assets	64,730	61,073
Deferred tax liabilities:
Depreciation	(763)	(287)

Total deferred tax liabilities	(763)	(287)
Less valuation allowance	(63,967)	(60,786)
Net deferred tax liability	$-	$-

	December 31,
	2023	2022

Pre-tax book income tax at statutory rate	$(1,734)	$(2,531)
State taxes, net of federal benefit	(414)	(450)
Return to provision	-	(86)
Equity related expenses	(1,036)	229
Change in valuation allowance	3,181	2,845
Other	3	(7)
Total income tax expense	$-	$-

As of December 31, 2023 and 2022, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $223.6 million and $215.8 million, respectively. The federal and state net operating loss carryforwards incurred prior to 2018 will expire from 2024 to 2037 unless previously utilized, and the federal and state net operating loss carryforwards incurred in 2018 and thereafter carry forward indefinitely. Additionally, the Company believes an ownership change has occurred that would trigger the limitation on usage of net operating losses imposed by Internal Revenue Code section 382. Because of this limitation, a significant portion of the net operating losses would more likely than not expire unused.

During the years ended December 31, 2023 and 2022, the Company recognized no amounts related to interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance increased by approximately $3.2 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively.

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

13. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $0.1 million relating to retirement contributions for each of the years ended December 31, 2023 and 2022.

14. Leases

The Company has entered into multiple operating leases from which it conducts its business.

SINTX

With respect to SINTX operations, the Company leases 30,764 square feet of office, warehouse and manufacturing space under a single operating lease. This lease expires in October 2031. The lease has one five-year extension option.

SINTX Armor

On August 19, 2021, the Company, on behalf of SINTX Armor, entered into an Industrial Lease Agreement (the “SINTX Armor Lease”) pursuant to which the Company has agreed to lease approximately 10,936 square feet of office and manufacturing space from which SINTX Armor will conduct its operations. The term of the SINTX Armor Lease is 122 months through October 2031.

TA&T

In connection with operation of its business, TA&T has entered into various leases for approximately 15,840 square feet of office and manufacturing space from which it conducts its research, development and manufacturing activities. The leases have various expiration dates ranging from April 30, 2024 through April 2030. Subsequent to December 31, 2023 we entered into an amended lease agreement reducing this area to 13,560 square feet. The leases have various expiration dates ranging from July 2024 through April 2025.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

As of December 31, 2023, the operating lease right-of-use assets totaled approximately $4.1 million and the operating lease liability totaled approximately $4.2 million. Non-cash operating lease expense during the year ended December 31, 2023, totaled approximately $0.7 million. As of December 31, 2023, the weighted-average discount rate for the Company’s operating lease was 8.6%.

Operating lease future minimum payments together with the present values as of December 31, 2023, are summarized as follows:

December 31,
2024	$856
2025	750
2026	668
2027	688
2028	709
Beyond	2,124
Total future minimum lease payments	5,795
Less amounts representing interests	(1,596)
Present value of lease liability	4,199

Current-portion of operating lease liability	512
Long-term portion operating lease liability	$3,687

15. Subsequent Events

2024 Registered Offerings

On February 2, 2024, the Company closed on a public offering of 16,000,000 units, with each unit consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, one Class E Warrant with each warrant to purchase one share of common stock, and one Class F Warrant with each warrant to purchase one share of common stock. Each unit was sold at a public offering price of $0.25. The Class E and Class F Warrants in the units are immediately exercisable at a price of $0.25 per share. The Class E Warrants will expire five years from the date of issuance and the Class F Warrants will expire eighteen months from the date of issuance. Gross proceeds, before deducting placement agent fees and other offering expenses, are approximately $4.0 million.

On March 26, 2024, the Company issued 28,400,000 common shares for approximately $1.3 million, before offering and related costs. The public offering was made pursuant to an effective shelf registration statement on Form S-3.

Equipment Failure

A furnace used for our SINTX Armor manufacturing operations overheated and is no longer functional. Subsequent to December 31, 2023, the Company was informed by the insurance carrier that a covered loss has occurred, and coverage is available for the Company’s claim submitted with respect to the sintering furnace that overheated at SINTX Armor in October 2023. The Company will be replacing the damaged furnace and expects the repaired furnace to be up and running in the 4th quarter 2024. Company management continues to work with third parties to temporarily outsource the sintering process.

2021 Distribution Agreement

Subsequent to December 31, 2023 there have been 1,154,200 shares of common stock sold under the 2021 Distribution Agreement grossing approximately $0.5 million. In connection with the February 2024 offering, the Company agreed to not make any sales of securities under the ATM for a period of six months from the date of closing the offering, February 2, 2024, until August 2, 2024.

