Form 10-Q
period 2024-03-31
Sintx Technologies, Inc.
filed 2024-05-13
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

122,698,454 shares of common stock, $0.01 par value, were outstanding at May 8, 2024.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$5,762	$3,340
Account and other receivables, net of allowance totaling 109 and 72 respectively	483	685
Prepaid expenses and other current assets	366	539
Inventories	707	888
Other current assets	196	80
Total current assets	7,514	5,532

Inventories, net	469	333
Property and equipment, net	5,064	4,826
Intangible assets, net	20	21
Operating lease right of use asset	3,936	4,094
Other long-term assets	558	559
Total assets	$17,561	$15,365

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$448	$636
Accrued liabilities	2,041	1,404
Current portion of long-term debt	233	46
Derivative liabilities	845	304
Current portion of operating lease liability	518	512
Other current liabilities	3	4
Total current liabilities	4,088	2,906

Operating lease liability, net of current portion	3,547	3,687
Total liabilities	7,635	6,593

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 26 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of March 31, 2024 and December 31, 2023.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 51,080,138 and 5,320,671 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	511	53
Additional paid-in capital	281,015	279,433
Accumulated deficit	(271,600)	(270,714)
Total stockholders’ equity	9,926	8,772
Total liabilities and stockholders’ equity	$17,561	$15,365

The condensed consolidated balance sheet as of December 31, 2023, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Product revenue	$309	$240
Grant and contract revenue	378	299
Total revenue	687	539
Costs of revenue	223	118
Gross profit	464	421
Operating expenses:
Research and development	2,019	2,200
General and administrative	1,123	1,169
Sales and marketing	246	310
Grant expenses	273	299
Total operating expenses	3,661	3,978
Loss from operations	(3,197)	(3,557)
Other income (expenses):
Interest expense	(2)	(2)
Interest income	19	38
Change in fair value of derivative liabilities	2,838	4,006
Offering costs of derivative liabilities	(550)	(786)
Other income (net)	6	8
Total other income, net	2,311	3,264
Net loss before income taxes	(886)	(293)
Provision for income taxes	-	-
Net loss	$(886)	$(293)

Net loss per share – basic and diluted
Basic – net loss	$(0.05)	$(0.13)
Diluted – net loss	$(0.11)	$(1.74)
Weighted average common shares outstanding:
Basic	17,262,895	2,272,992
Diluted	34,460,877	2,558,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	283	$-	542,145	$5	$268,154	$(262,455)	$5,704
Stock based compensation	-	-	15	-	86	-	86
Common stock issued for cash, net of cash fees	-	-	1,980,000	20	4,437	-	4,457
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	383	-	383
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	5,502	-	5,502
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	170,000	2	(2)	-	-
Issuance of common stock from the cashless exercise of warrants	-	-	1,337,600	13	(13)	-	-
Redemption of preferred stock	(1)	-	-	-	(2)	-	(2)
Issuance of agent warrants	-	-	-	-	108	-	108
Round up shares issued in reverse split	-	-	20,475	-	-	-	-
Net loss	-	-	-	-	-	(293)	(293)
Balance as of March 31, 2023	282	$-	4,050,235	$40	$278,653	$(262,748)	$15,945

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	256	$-	5,320,671	$53	$279,433	$(270,714)	$8,772
Stock based compensation	-	-	17	-	50	-	50
Common stock issued for cash, net of fees	-	-	33,159,450	332	1,252	-	1,584
Prefunded warrants issued for cash, net of fees	-	-	-	-	406	-	406
Issuance of common stock from the exercise of warrants for cash	-	-	12,600,000	126	(126)	-	-
Net loss	-	-	-	-	-	(886)	(886)
Balance as of March 31, 2024	256	$-	51,080,138	$511	$281,015	$(271,600)	$9,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(886)	$(293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	256	154
Amortization of right of use asset	163	183
Amortization of intangible assets	1	1
Stock based compensation	50	86
Change in fair value of derivative liabilities	(2,838)	(3,898)
Bad debt expense	37	(3)
Changes in operating assets and liabilities:
Trade accounts receivable	165	(137)
Prepaid expenses and other current assets	286	(457)
Inventories	45	110
Accounts payable and accrued liabilities	128	(103)
Other liabilities	-	(337)
Payments on operating lease liability	(140)	(177)
Net cash used in operating activities	(2,733)	(4,871)
Cash Flows From Investing Activities
Purchase of property and equipment	(174)	(236)
Proceeds from sale of property and equipment	1	-
Net cash used in investing activities	(173)	(236)
Cash Flows From Financing Activities
Proceeds from issuance of warrant derivative liabilities	3,366	6,650
Proceeds from issuance of common stock and prefunded warrants, net of cash fees	2,003	4,840
Proceeds from issuance of common stock in connection with exercise of warrants	1	-
Payment on debt	(42)	-
Redemption of Preferred Stock Series E	-	(2)
Net cash provided by financing activities	5,328	11,488
Net increase in cash and cash equivalents	2,422	6,381
Cash and cash equivalents at beginning of period	3,340	6,245
Cash and cash equivalents at end of period	$5,762	$12,626

Noncash Investing and Financing Activities
Increase in Property, Plant, and Equipment from an Accrual	$319	$-
Debt Issued for Prepaid Insurance	229	-
Agent Warrant Offering Cost Allocated to Equity	13	-
Right of use asset for amended lease liability – increase	4	-
Right of use asset for lease liability	-	114
Reduction of derivative liability upon exercise of warrants	-	5,502
Par value of common stock upon cashless exercise of warrants	-	13
Par value of common stock upon exercise of prefunded warrants	-	2

Supplemental Cash Flow Information
Cash paid for interest	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”) and Technology Assessment and Transfer, Inc. (TA&T), which are collectively referred to as “we” or “the Company”. SINTX is an advanced ceramics company formed in December 1996, focused on providing solutions in a variety of diverse fields, including biomedical, technical, and antipathogenic applications. SINTX is a company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures ceramic powders and components in its Salt Lake City and Maryland facilities. The SINTX Salt Lake City facility is FDA and ANVISA registered, ISO 13485:2016 certified, and ASD9100D certified. The Company’s products are primarily sold in the United States.

The Company is focused on building revenue generating opportunities in three business industries - antipathogenic, technical (including armor), and biomedical – thereby connecting with current and new customers, partners and manufacturers to help realize the goal of leveraging expertise in high-tech ceramics to create new, innovative opportunities across these sectors. We expect our continued investment in research and development to provide additional revenue opportunities.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 29, 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of March 31, 2024, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the three months ended March 31, 2024, and 2023, the Company incurred a net loss of $0.9 million and $0.3 million, respectively, and used cash in operating activities of $2.7 million and $4.9 million, respectively. The Company had an accumulated deficit of $271.6 million and $270.7 million as of March 31, 2024, and December 31, 2023, respectively. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15 million through Maxim, as agent. On October 12, 2023, the Company entered into an amendment to the Distribution Agreement, pursuant to which the expiration date of the Distribution Agreement was extended to the earlier of: (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2025. No other changes were made to the terms of the Distribution Agreement. The Company currently has registered up to $1.1 million for sale under the Distribution Agreement, pursuant to the Registration Statement on Form S-3 (File No. 333-274951). As of March 31, 2024, the Company had $0.07 million available for sale under the Distribution Agreement. As of March 31, 2024, there have been 2,471,949 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $1.0 million. The Company is subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement over a 12-month period to an amount equal to or less than one-third of our public float. The shares of the Company’s common stock to be sold under the Distribution Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

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

On February 2, 2024, the Company closed on a public offering of 16,000,000 units, with each unit consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, one Class E Warrant with each warrant to purchase one share of common stock, and one Class F Warrant with each warrant to purchase one share of common stock. Each unit was sold at a public offering price of $0.25 resulting in gross proceeds to the Company of $4 million before deducting offering fees and expenses. The Class E and Class F Warrants in the units will be immediately exercisable at a price of $0.25 per share. The Class E Warrants will expire five years from the date of issuance and the Class F Warrants will expire eighteen months from the date of issuance. Of the $4.0 million of gross proceeds, approximately $0.6 million were allocated to common stock and prefunded warrants ($0.5 million net of offering costs) and approximately $3.4 million were allocated to derivative liabilities (with approximately $0.5 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

On March 26, 2024, the Company closed on a public offering 28,400,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $0.047. The aggregate proceeds to the Company from the Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

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

New Accounting Pronouncements Not Yet Adopted

On December 14, 2023, the Financial Accounting Standards Board issued Accounting Standards Update, No. 2023-09 “Improvements to Income Tax Disclosures.” (“ASU 2023-09”). ASU 2023-09 enhances the detail that a business is required to disclose within its income tax footnote, including, but not limited to, a breakout of the rate reconciliation into more specific categories, such as state and local income tax, and foreign taxes. Additionally, a business must break out specific jurisdictions that encompass greater than or equal to 5% of their state and local, and foreign jurisdictions. The Company will adopt ASU 2023-09 on January 1, 2025. The adoption of this Standard is not expected to have a significant impact on the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. The Company had potentially dilutive securities that were not included in the fully diluted loss per share calculation because they would have been antidilutive totaling approximately 18.1 million and 1.2 million as of March 31, 2024, and 2023, respectively.

Below are basic and diluted loss per share data for the three months ended March 31, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(886)	$(2,846)	$(3,732)

Denominator:
Number of shares used in per common share calculations:	17,262,895	17,197,982	34,460,877

Net loss per common share:
Net loss	$(0.05)	$(0.17)	$(0.11)

Below are basic and diluted loss per share data for the three months ended March 31, 2023, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(293)	$(4,149)	$(4,442)

Denominator:
Number of shares used in per common share calculations:	2,272,992	258,067	2,558,059

Net loss per common share:
Net loss	$(0.13)	$(1.61)	$(1.74)

3. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$732	$691
WIP	335	426
Finished goods	109	104
	$1,176	$1,221

As of March 31, 2024, inventories totaling approximately $0.7 million and $0.5 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of March 31, 2024, that management estimates will be sold or used by March 31, 2025.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of March 31, 2024, and December 31, 2023. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2024, and December 31, 2023 (in thousands):

	Fair Value Measurements as of March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$845	$845

	Fair Value Measurements as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$304	$304

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2024, and 2023. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024, and 2023 (in thousands):

Common Stock Warrants
Balance as of December 31, 2022	$(5,126)
Issuance of derivatives	(6,650)
Exercise of warrants	5,502
Change in fair value	4,006
Other	1
Balance as of March 31, 2023	$(2,267)

Balance as of December 31, 2023	$(304)
Issuance of derivatives	(3,366)
Change in fair value	2,838
Other	(13)
Balance as of March 31, 2024	$(845)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of March 31, 2024, and December 31, 2023, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of March 31, 2024, and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted-average risk-free interest rate	4.18%-5.07%	3.93-4.79%
Weighted-average expected life (in years)	0.85-4.84	1.10-4.12
Expected dividend yield	-%	-%
Weighted-average expected volatility	115.0%-145.0%	113.1%-125.7%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Payroll and related expense	$851	$610
Accrued payables	568	163
Other	622	631
	$2,041	$1,404

6. Debt

Business Loan

On July 20, 2021, TA&T entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at March 31, 2024.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of March 31, 2024, the related party debt had an outstanding balance of $26,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

7. Equity

2024 February Registered Offering

On February 2, 2024, the “Company closed on the public offering of 16,000,000 units consisting of (a)(i) 3,400,000 units (the “Common Units”) to purchase shares (the “Unit Shares”) of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”) and (ii) 12,600,000 units (the “Pre-Funded Warrant Units” and together with the Common Units, the “Units”) to purchase pre-funded warrants (the “Pre-Funded Warrants and each share of Common Stock underlying a Pre-Funded Warrant, a “Pre-Funded Warrant Share”) to purchase up to 12,600,000 shares of Common Stock, (b) accompanying Class E warrants to purchase 16,000,000 shares of the Company’s Common Stock (the “Class E Warrants”), and (c) accompanying Class F warrants to purchase 16,000,000 shares of the Company’s Common Stock (the “Class F Warrants”). The aggregate proceeds to the Company from the Offering were approximately $4 million before deducting placement agent fees and other offering expenses payable by the Company. The offering was made pursuant to a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), and a placement agency agreement dated as of January 31, 2024 (the “PAA”) with Maxim Group LLC (the “Placement Agent”). Each Common Unit was sold at a public offering price of $0.25 and each Pre-Funded Warrant Unit was sold at a public offering price of $0.2499. The Class E Warrants and the Class F Warrants are immediately exercisable (subject to the beneficial ownership cap at 4.99% or 9.99%) for one share of the Company’s Common Stock at an exercise price of $0.25 per share. The Class E Warrants will expire five years from the date of issuance and the Class F Warrants will expire 18 months from the date of issuance. Each Pre-Funded Warrant is exercisable for one share of the Company’s Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are immediately exercisable (subject to the beneficial ownership cap at 4.99% or 9.99%) and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Company engaged Maxim Group LLC as the Company’s sole placement agent for the Offering pursuant to the PAA. Pursuant to the PAA, the Company agreed to pay the Placement Agent a cash placement fee equal to 7.0% of the gross proceeds of the Offering, plus reimbursement of certain expenses and legal fees up to $100,000. The Company also agreed to issue up to 640,000 Common Stock purchase warrants to the Placement Agent (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable at an exercise price of $0.275. The Placement Agent Warrants will be exercisable beginning July 31, 2024 and will expire five years after the commencement of sales in the offering.

2024 March Registered Offering

On March 26, 2024, the Company closed on a public offering 28,400,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $0.047. The aggregate proceeds to the Company from the Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

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

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15 million through Maxim, as agent. Subject to the terms and conditions of the Distribution Agreement, as amended, Maxim will use its commercially reasonable efforts to sell the shares from time to time, based on our instructions. Under the Distribution Agreement, Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering (the “ATM”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. On October 12, 2023, the Company entered into an amendment to the Distribution Agreement, pursuant to which the expiration date of the Distribution Agreement was extended to the earlier of: (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2025. No other changes were made to the terms of the Distribution Agreement. Under the terms of the Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. As of March 31, 2024, there have been 2,471,949 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $1,030,519. As a result, there is only approximately $70,000 more that could be raised under the 2021 Distribution Agreement. Because the company’s public float is less than $75 million, we may not sell securities over a 12-month period in an amount greater than one-third of our public float. In connection with the February 2024 offering, the Company agreed to not make any sales of securities under the ATM for a period of six months from the date of closing the offering, February 2, 2024, until August 2, 2024. The shares of the Company’s common stock to be sold under the Distribution Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

8. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended March 31, 2024, and 2023 is as follows:

		March 31, 2024
		Weighted- Average	Weighted- Average Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
As of December 31, 2023	11,909	$109.77	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of March 31, 2024	11,909	$82.75	6.7	$-
Exercisable at March 31, 2024	10,838	$140.68	6.8	$-
Vested and expected to vest at March 31, 2024	9,571	$82.43	6.6	$-

		March 31, 2023
		Weighted- Average	Weighted- Average Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
As of December 31, 2022	11,909	$234.02	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of March 31, 2023	11,909	$120.33	7.7	$-
Exercisable at March 31, 2023	8,303	$330.56	7.6	$-
Vested and expected to vest at March 31, 2023	9,840	$119.65	7.7	$-

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

Of the 11,909 options outstanding as of March 31, 2024, 3,550 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of March 31, 2024, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$38	0.5
Stock grants	$28	1.8

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

As of March 31, 2024, the operating lease right-of-use assets totaled approximately $3.9 million, and the operating lease liability totaled approximately $4.1 million. Non-cash operating lease expense during the three months ended March 31, 2024 and 2023, totaled approximately $0.2 and $0.2 million, respectively. As of March 31, 2024, the weighted-average discount rate for the Company’s operating lease was 8.7%.

Operating lease future minimum payments together with the present values as of March 31, 2024, are summarized as follows:

Years Ending December 31,	March 31, 2024
2024	$643
2025	738
2026	668
2027	688
2028	709
Thereafter	2,124
Total future minimum lease payments	5,570
Less amounts representing interests	(1,505)
Present value of lease liability	4065

Current-portion of operating lease liability	518
Long-term portion operating lease liability	$3,547

11. Subsequent Events

NASDAQ Notice of Delisting

As previously disclosed on October 20, 2023, the Company received a notification letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock was below $1.00 per share for 30 consecutive trading days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, until April 17, 2024, to regain compliance with the Minimum Bid Price Requirement.

On April 8, 2024, the Company received a new notification letter from the Staff notifying the Company that, as of April 5, 2024, the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days and that, consistent with Nasdaq Listing Rule 5810(c)(3)(A)(iii), the Staff has determined to delist the Company’s common stock from The Nasdaq Capital Market. The notice further provides that the Company has until April 15, 2024, to request a hearing before an independent Hearings Panel (the “Panel”). The Company has since been notified by the Nasdaq Hearing Panel that based on its review of the written record, the Nasdaq Hearings Panel (“Panel”) determined to grant the Company a temporary exception to regain compliance with The Nasdaq Stock Market LLC’s (“Nasdaq” or the “Exchange”) Listing Rule 5550(a)(2) (the “Bid Price Rule”) until June 10, 2024. In the event the Company fails to regain compliance with the Bid Price Rule by that date, its securities will be delisted. There can be no assurance that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

2024 April Registered Offering

On April 5, 2024, the Company closed on a public offering 71,600,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $0.021. The aggregate proceeds to the Company from the Offering were approximately $1.5 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

Retirement of CEO and President

On April 25, 2024, B. Sonny Bal, MD, informed the board of directors of his intention to retire from his position as President and Chief Executive Officer of SINTX Technologies, Inc. (the “Company”), effective on the Company naming a replacement President and Chief Executive Officer. Dr. Bal will continue to serve on the Company’s board of directors in the position of Chairman. In connection with Dr. Bal’s retirement, Dr. Bal and the Company entered into a Separation and Release of Claims Agreement (the “Agreement”). The Agreement provides that in exchange for Dr. Bal’s covenants and releases under the terms of the Agreement, Dr. Bal will receive upon his retirement a lump sum payment equal to three months of salary and the Company will pay Dr. Bal’s COBRA premium for a period of three months should he elect COBRA benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2023 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q and in other filings with the Securities and Exchange Commission we may make from time-to-time.

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

Revenue

Our product revenue is derived from the manufacture and sale of products. These revenue sources include coatings, materials, and components for aerospace and medical device markets, toll processing services, and government contracts and grants. We generally recognize revenue from sales where control transfers at a point in time as the title and risk of loss passes to the customer, which is at the time the product is shipped. In general, our customer does not have rights of return or exchange.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Product revenue	$309	$240	$69	29%
Grant and contract revenue	378	299	79	26%
Total revenue	687	539	148	27%
Costs of revenue	223	118	105	89%
Gross profit	464	421	43	10%
Operating expenses:
Research and development	2,019	2,200	(181)	-8%
General and administrative	1,123	1,169	(46)	-4%
Sales and marketing	246	310	(64)	-21%
Grant expenses	273	299	(26)	-9%
Total operating expenses	3,661	3,978	(317)	-8%
Loss from operations	(3,197)	(3,557)	360	-10%
Other income, net	2,311	3,264	(953)	-29%
Net income (loss) before income taxes	(886)	(293)	(593)	202%
Provision for income taxes	-	-	-
Net income (loss)	(886)	(293)	(593)	202%

Revenue

For the three months ended March 31, 2024, total product revenue increase $0.1 million, or 29% as compared to the same period in 2023. During the quarter ended March 31, 2024 grant and contract revenue increase $0.1 million, or 26% as compared to the same period in 2023. The increases were primarily due to new orders for silicon nitride aerospace components and government grants and contracts in our Salt Lake City operation as well as commercial and government contract revenue in our Maryland operation.

Cost of Revenue and Gross Profit

For the three months ended March 31, 2024, cost of revenue increased $0.1 million, or 89% as compared to the same period in 2023. This increase was primarily attributable to the increase in revenue mentioned above.

Research and Development Expenses

For the three months ended March 31, 2024, research and development expenses decreased $0.2 million, or -8%, as compared to the same period in 2023. This decrease was primarily attributable to a decrease in patent expenses and outside consulting costs.

General and Administrative Expenses

For the three months ended March 31, 2024, general and administrative expenses decreased $0.05 million, or -4%, as compared to the same period in 2023. This decrease is primarily due to a decrease in costs for employee recruiting.

Sales and Marketing Expenses

For the three months ended March 31, 2024, sales and marketing expenses decreased $0.1 million, or -21%, as compared to the same period in 2023. This decrease was primarily attributable to an overall decrease in payroll related costs and costs for outside consulting.

Grant Expenses

For the three months ended March 31, 2024, grant and contract expenses remained primarily unchanged at $0.3 million.

Other Income, Net

For the three months ended March 31, 2024, other income decreased $1.0 million, or -29%, as compared to the same period in 2023. This decrease was primarily due to a $1.7 million decrease in non-cash derivative expense offset by $0.8 million in offering costs associated with derivative liabilities in the prior year.

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

For the three months ended March 31, 2024, and 2023, the Company incurred net loss of $0.9 million and $0.3 million, respectively, and used cash in operating activities of $2.7 million and $4.9 million, respectively. The Company had an accumulated deficit of $271.6 million and $270.7 million as of March 31, 2024, and December 31, 2023, respectively.

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

On March 26, 2024, the Company closed on a public offering 28,400,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $0.047. The aggregate proceeds to the Company from the Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

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

On October 17, 2022, the Company completed a rights offering of units consisting of convertible preferred stock and common stock warrants, resulting in gross proceeds to the Company of approximately $4.7 million, after deducting expenses relating to the offering, including dealer-manager fees and expenses,

On February 25, 2021, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim”), which was subsequently amended on October 12, 2023 (as amended, the “2021 Distribution Agreement”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $1.1 million through Maxim, as agent. As of March 1, 2024, there have been 2,471,949 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $1.0 million. In connection with the February 2024 offering, the Company agreed to not make any sales of securities under the ATM for a period of six months from the date of closing the offering, February 2, 2024, until August 2, 2024.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,733)	$(4,871)
Net cash used in investing activities	(173)	(236)
Net cash provided by financing activities	5,328	11,488
Net increase (decrease) in cash	$2,422	$6,381

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.7 million during the three months ended March 31, 2024, compared to $4.9 million used during the three months ended March 31, 2023, a decrease of $2.2 million. The decrease in the net loss from operations, and related non-cash add backs to the net loss, was $0.6 million from 2024 when compared to 2023. The decrease in cash used for operating activities during 2024 was primarily due to the $0.6 million mentioned above plus changes in the movement of working capital items during 2024 as compared to the same period in 2023 as follows: a $0.7 million decrease in cash used in prepaid expenses, a $0.3 million decrease in cash used in other liabilities, a $0.3 million decrease in accounts receivable, a $0.2 million increase in cash used in accounts payable, a $0.1 million decrease in cash used for payments on operating lease liability.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million during the three months ended March 31, 2024 and 2023, remaining primarily unchanged.

Net Cash Provided by Financing Activities

There was $5.3 million in cash provided by financing activities during the three months ended March 31, 2024, compared to $11.5 million in cash provided by financing activities during the same period in 2023. The $6.2 million decrease to net cash provided by financing activities was primarily attributable to a decrease in proceeds from issuance of warrant derivative liabilities of $3.3 million and a decrease in proceeds from issuance of common stock of $2.8 million, offset by a $0.1 million increase in payments on debt.

Indebtedness

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bore interest at a rate of 3.75% per annum. The Business Loan was secured by a general security interest in all of the assets of TA&T. The Business Loan contained other standard provisions that are customary of loans of this type. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at March 31, 2024.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the “Personal Loans”). The total amount of the Personal Loans at September 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of March 31, 2024, the related party debt had an outstanding balance of $26,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of March 31, 2024, the line of credit with Wells Fargo had no outstanding balance and the account has been closed.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to those policies for the three months ended March 31, 2024. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2024. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 29, 2023. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
4.1	Form of Pre-Funded Warrant		Exhibit 4.1, Form 8-K	02/02/24	001-33624

4.2	Form of Class E Warrant		Exhibit 4.2, Form 8-K	02/02/24	001-33624

4.3	Form of Class F Warrant		Exhibit 4.3, Form 8-K	02/02/24	001-33624

4.4	Form of Placement Agent Warrant		Exhibit 4.4, Form 8-K	02/02/24	001-33624

4.5	Form of Warrant Agency Agreement		Exhibit 4.5, Form 8-K	02/02/24	001-33624

10.1	Form of Securities Purchase Agreement		Exhibit 10.1, Form 8-K	02/02/24	001-33624

10.2	Form of Placement Agency Agreement		Exhibit 10.2, Form 8-K	02/02/24	001-33624

10.3	Form of Stock Purchase Agreement		Exhibit 10.1, Form 8-K	03/26/24	001-33624

10.4	Form of Placement Agency Agreement		Exhibit 10.2, Form 8-K	03/26/24	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: May 13, 2024	/s/ B. Sonny Bal
B. Sonny Bal
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

