Form 10-Q
period 2024-06-30
Sintx Technologies, Inc.
filed 2024-08-13
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

747,293 shares of common stock, $0.01 par value, were outstanding at August 8, 2024.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$4,557	$3,340
Account and other receivables, net of allowance totaling 68 and 72 respectively	434	685
Prepaid expenses and other current assets	384	539
Inventories	445	888
Other current assets	41	80
Total current assets	5,861	5,532

Inventories, net	575	333
Property and equipment, net	4,815	4,826
Intangible assets, net	19	21
Operating lease right of use asset	3,791	4,094
Other long-term assets	235	559
Total assets	$15,296	$15,365

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$331	$636
Accrued liabilities	1,558	1,404
Debt	241	46
Derivative liabilities	397	304
Current portion of operating lease liability	494	512
Other current liabilities	-	4
Total current liabilities	3,021	2,906

Operating lease liability, net of current portion	3,429	3,687
Total liabilities	6,450	6,593

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 15 and 26 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of June 30, 2024 and December 31, 2023.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 748,341 and 26,603 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	7	-
Additional paid-in capital	282,643	279,486
Accumulated deficit	(273,804)	(270,714)
Total stockholders’ equity	8,846	8,772
Total liabilities and stockholders’ equity	$15,296	$15,365

The condensed consolidated balance sheet as of December 31, 2023, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenue	$378	$235	$687	$475
Grant and contract revenue	481	273	859	572
Total revenue	859	508	1,546	1,047
Costs of revenue	224	104	447	222
Gross profit	635	404	1,099	825
Operating expenses:
Research and development	1,677	2,148	3,696	4,364
General and administrative	1,072	1,168	2,195	2,323
Sales and marketing	256	308	502	618
Grant and contract expenses	340	244	613	540
Total operating expenses	3,345	3,868	7,006	7,845
Loss from operations	(2,710)	(3,464)	(5,907)	(7,020)
Other income (expenses):
Interest expense	(4)	-	(6)	(2)
Interest income	23	47	42	84
Gain on disposal of equipment	12	-	12	-
Change in fair value of derivative liabilities	448	965	3,286	4,971
Offering costs of derivative liabilities	-	-	(550)	(786)
Other income, net	27	(3)	33	5
Total other income (expense), net	506	1,009	2,817	4,272
Net loss before income taxes	(2,204)	(2,455)	(3,090)	(2,748)
Provision for income taxes	-	-	-	-
Net loss	(2,204)	(2,455)	(3,090)	(2,748)
Deemed dividend related to convertible preferred stock	-	(26)	-	(26)
Net loss attributable to common stockholders	$(2,204)	$(2,481)	$(3,090)	$(2,774)
Net loss per share – basic and diluted
Basic – net loss	$(3.49)	$(120.63)	$(8.61)	$(173.02)
Basic – deemed dividend on conversion of preferred stock	-	(1.28)	-	(1.64)
Basic – attributable to common stockholders	$(3.49)	$(121.91)	$(8.61)	$(174.66)

Diluted – net loss	$(3.61)	$(154.13)	$(13.62)	$(445.06)
Diluted - deemed dividend on conversion of preferred stock	-	(1.17)	-	(1.58)
Diluted – attributable to common stockholders	(3.61)	(155.30)	(13.62)	(446.64)

Weighted average common shares outstanding:
Basic	631,212	20,351	358,763	15,883
Diluted	697,868	22,183	467,756	16,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	283	$-	2,711	$-	$268,159	$(262,455)	$5,704
Stock based compensation	-	-	-	-	86	-	86
Common stock issued for cash, net of cash fees	-	-	9,900	-	4,457	-	4,457
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	383	-	383
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	5,502	-	5,502
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	850	-	-	-	-
Issuance of common stock from the cashless exercise of warrants	-	-	6,688	-	-	-	-
Redemption of preferred stock	(1)	-	-	-	(2)	-	(2)
Issuance of agent warrants	-	-	-	-	108	-	108
Round up shares issued in reverse split	-	-	102	-	-	-	-
Net loss	-	-	-	-	-	(293)	(293)
Balance as of March 31, 2023	282	-	20,251	-	278,693	(262,748)	15,945
Stock based compensation	-	-	-	-	71	-	71
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	251	-	251
Issuance of common stock from the cashless exercise of warrants	-	-	780	-	-	-	-
Issuance of common stock from the conversion of preferred stock	(26)	-	9	-	-	-	-
Deemed dividend related to the conversion of preferred stock	-	-	-	-	(26)	-	(26)
Deemed dividend related to the conversion of preferred stock	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	(2,455)	(2,455)
Balance as of June 30, 2023	256	$-	21,040	$-	$279,015	$(265,203)	$13,812

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	256	$-	26,603	$-	$279,486	$(270,714)	$8,772
Stock based compensation	-	-	-	-	50	-	50
Common stock issued for cash, net of cash fees	-	-	165,797	2	1,582	-	1,584
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	406	-	406
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	63,000	1	(1)	-	-
Net loss						(886)	(886)
Balance as of March 31, 2024	256	-	255,400	3	281,523	(271,600)	9,926
Stock based compensation	-	-	14	-	15	-	15
Common stock issued for cash, net of cash fees	-	-	358,000	4	1,104	-	1,108
Extinguishment of derivative liabilities upon the exercise of warrants	-	-	79	-	1	-	1
Issuance of common stock from the conversion of preferred stock	(11)	-	2,881	-	-	-	-
Round up shares issued in reverse split	-	-	131,967	-	-	-	-
Net loss	-	-	-	-	-	(2,204)	(2,204)
Balance as of June 30, 2024	245	$-	748,341	$7	$282,643	$(273,804)	$8,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(3,090)	$(2,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	517	374
Amortization of right of use asset	308	369
Amortization of intangible assets	2	3
Stock based compensation	65	157
Change in fair value of derivative liabilities	(3,286)	(4,863)
Recovery of written-off accounts receivable	(4)	-
Gain on disposal of equipment	(12)	-
Changes in operating assets and liabilities:
Trade accounts receivable	255	(58)
Prepaid expenses and other current assets	530	(336)
Inventories	202	(146)
Accounts payable and accrued liabilities	(152)	(109)
Other liabilities	(2)	(357)
Payments on operating lease liability	(281)	(357)
Net cash used in operating activities	(4,948)	(8,071)
Cash Flows From Investing Activities
Purchase of property and equipment	(533)	(334)
Proceeds from notes receivable, net of imputed interest	320	-
Proceeds from sale of property and equipment	40	-
Net cash used in investing activities	(173)	(334)
Cash Flows From Financing Activities
Proceeds from issuance of warrant derivative liabilities	3,366	6,650
Proceeds from issuance of common stock and prefunded warrants, net of cash fees	3,111	4,840
Proceeds from issuance of common stock in connection with exercise of warrants	2	-
Payment on debt	(141)	-
Redemption of Preferred Stock Series E	-	(2)
Net cash provided by financing activities	6,338	11,488
Net increase in cash and cash equivalents	1,217	3,083
Cash and cash equivalents at beginning of period	3,340	6,245
Cash and cash equivalents at end of period	$4,557	$9,328

Noncash Investing and Financing Activities
Debt issued for prepaid insurance	$335	-
Agent warrant offering cost allocated to equity	13	-
Right of use asset for amended lease liability – increase	4	-
Right of use asset for lease liability	-	114
Reduction of derivative liability upon exercise of warrants	1	5,753
Par value of common stock upon cashless exercise of warrants	-	15
Par value of common stock upon exercise of prefunded warrants	-	2

Supplemental Cash Flow Information
Cash paid for interest	$6	$2

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023.

Reverse Stock Split

On May 28, 2024, the Company effected a 1 for 200 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and preferred stock were not adjusted as a result of the reverse stock split. All common stock shares, equivalents, and per-share amounts for all periods presented in these consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of June 30, 2024, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the six months ended June 30, 2024, and 2023, the Company incurred a net loss of $3.1 million and $2.7 million, respectively, and used cash in operating activities of $4.9 million and $8.1 million, respectively. The Company had an accumulated deficit of $273.8 million and $270.7 million as of June 30, 2024, and December 31, 2023, respectively. We will require substantial future capital in order to continue to continue operating our business, conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates.

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

We are actively seeking opportunities to raise additional capital. However, there can be no guarantee that we will be able to obtain such financing on terms favorable to us or at all.

The Company is actively generating additional scientific and clinical data to have it published in leading industry publications. The unique features of our advanced ceramic materials are not well known, and we believe the publication of such data would help sales efforts as the Company approaches new prospects. The Company is also making additional changes to the sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications and moving into other advanced ceramic materials outside of silicon nitride. The Company has also acquired equipment and certain proprietary know-how for the purpose of developing, manufacturing and commercializing armored plates made from boron carbide and a composite of boron carbide and silicon carbide for military, law enforcement and other civilian uses.

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15 million through Maxim, as agent. On October 12, 2023, the Company entered into an amendment to the Distribution Agreement, pursuant to which the expiration date of the Distribution Agreement was extended to the earlier of: (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2025. No other changes were made to the terms of the Distribution Agreement. The Company currently has registered up to $3.1 million for sale under the Distribution Agreement, pursuant to the Registration Statement on Form S-3 (File No. 333-274951). As of June 30, 2024, the Company had $0.07 million available for sale under the Distribution Agreement. On July 11, 2024, the Company filed a Prospectus Supplement with the SEC increasing the amount available for sale under the Distribution Agreement to $3.1 million. As of June 30, 2024, there have been 12,360 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $1.0 million. The Company is subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement over a 12-month period to an amount equal to or less than one-third of our public float. The shares of the Company’s common stock to be sold under the Distribution Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

On February 10, 2023, the Company closed on a public offering of 10,750 units, with each unit consisting of one share of common stock, or one pre-funded warrant to purchase one share of its common stock, one Class C Warrant to purchase one share of common stock, and one half of one Class D Warrant with each whole Class D Warrant entitling the holder to purchase one share of common stock. Gross proceeds, before deducting offering expenses, totaled approximately $12.0 million. Of the $12.0 million of gross proceeds, approximately $5.4 million were allocated to common stock and prefunded warrants ($4.8 million net of offering costs) and approximately $6.7 million were allocated to derivative liabilities (with approximately $0.7 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

On February 2, 2024, the Company closed on a public offering of 80,000 units, with each unit consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, one Class E Warrant with each warrant to purchase one share of common stock, and one Class F Warrant with each warrant to purchase one share of common stock. Each unit was sold at a public offering price of $50.00 resulting in gross proceeds to the Company of $4 million before deducting offering fees and expenses. The Class E and Class F Warrants in the units will be immediately exercisable at a price of $50.00 per share. The Class E Warrants will expire five years from the date of issuance and the Class F Warrants will expire eighteen months from the date of issuance. Of the $4.0 million of gross proceeds, approximately $0.6 million were allocated to common stock and prefunded warrants ($0.5 million net of offering costs) and approximately $3.4 million were allocated to derivative liabilities (with approximately $0.5 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

On March 26, 2024, the Company closed on a public offering 142,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $9.40. The aggregate proceeds to the Company from the Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

On April 5, 2024, the Company closed on a public offering 358,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $4.20. The aggregate proceeds to the Company from the Offering were approximately $1.5 million before deducting placement agent fees and other offering expenses payable by the Company.

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

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. The Company had potentially dilutive securities that were not included in the fully diluted loss per share calculation because they would have been antidilutive totaling approximately 79 thousand and 6 thousand as of June 30, 2024, and 2023, respectively.

Below are basic and diluted loss per share data for the three months ended June 30, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,204)	$(312)	$(2,516)

Denominator:
Number of shares used in per common share calculations:	631,212	66,656	697,868

Net loss per common share:
Net loss	$(3.49)	$(4.69)	$(3.61)

Below are basic and diluted loss per share data for the six months ended June 30, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(3,090)	$(3,283)	$(6,373)

Denominator:
Number of shares used in per common share calculations:	358,763	108,993	467,756

Net loss per common share:
Net loss	$(8.61)	$(30.12)	$(13.62)

Below are basic and diluted loss per share data for the three months ended June 30, 2023, which are in thousands except for share and per share data:

		Effect of
		Dilutive
	Basic	Warrant	Diluted
	Calculation	Securities	Calculation
Numerator:
Net loss	$(2,455)	$(964)	$(3,419)
Deemed dividend and accretion of a discount	(26)	-	(26)
Net loss attributable to common stockholders	$(2,481)	$(964)	$(3,445)

Denominator:
Number of shares used in per common share calculations:	20,351	1,832	22,183

Net loss per common share:
Net loss	$(120.63)	$(526.18)	$(154.13)
Deemed dividend and accretion of a discount	(1.28)	-	(1.17)
Net loss attributable to common stockholders	$(121.91)	$(526.18)	$(155.30)

Below are basic and diluted loss per share data for the six months ended June 30, 2023, which are in thousands except for share and per share data:

		Effect of
		Dilutive
	Basic	Warrant	Diluted
	Calculation	Securities	Calculation
Numerator:
Net loss	$(2,748)	$(4,557)	$(7,305)
Deemed dividend and accretion of a discount	(26)	-	(26)
Net loss attributable to common stockholders	$(2,774)	$(4,557)	$(7,331)

Denominator:
Number of shares used in per common share calculations:	15,883	531	16,413

Net loss per common share:
Net loss	$(173.01)	$(8,589.28)	$(445.06)
Deemed dividend and accretion of a discount	(1.64)	-	(1.58)
Net loss attributable to common stockholders	$(174.65)	$(8,589.28)	$(446.64)

3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$713	$691
WIP	205	426
Finished goods	102	104
	$1,020	$1,221

As of June 30, 2024, inventories totaling approximately $0.4 million and $0.6 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of June 30, 2024, that management estimates will be sold or used by June 30, 2025.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of June 30, 2024, and December 31, 2023. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024, and December 31, 2023 (in thousands):

	Fair Value Measurements as of June 30, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$397	$397

	Fair Value Measurements as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$304	$304

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2024, and 2023. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2024, and 2023 (in thousands):

Common Stock Warrants
Balance as of December 31, 2022	$(5,126)
Issuance of derivatives	(6,650)
Exercise of warrants	5,753
Change in fair value	4,971
Other	1
Balance as of June 30, 2023	$(1,051)

Balance as of December 31, 2023	$(304)
Issuance of derivatives	(3,366)
Exercise of warrants	2
Change in fair value	3,286
Other	(15)
Balance as of June 30, 2024	$(397)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of June 30, 2024, and December 31, 2023, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of June 30, 2024, and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
Weighted-average risk-free interest rate	4.32%-5.21%	3.93-4.79%
Weighted-average expected life (in years)	0.60-4.59	1.10-4.12
Expected dividend yield	-%	-%
Weighted-average expected volatility	135.0%-195.0%	113.1%-125.7%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Payroll and related expense	$848	$610
Accrued payables	195	163
Other	515	631
	$1,558	$1,404

6. Debt

Business Loan

On July 20, 2021, TA&T entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at June 30, 2024.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of June 30, 2024, the related party debt had an outstanding balance of $7,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

Insurance Premium Finance Arrangements

In March 2024, in connection with securing Director and Officer professional liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $40,000 up front toward the insurance premium and financed approximately $239,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.510%. As of June 30, 2024, there was an outstanding balance of $139,000.

In June 2024, in connection with securing commercial liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.75%. As of June 30, 2024, there was an outstanding balance of $95,000.

7. Equity

2024 April Registered Offering

On April 5, 2024, the Company closed on a public offering 358,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $4.20. The aggregate proceeds to the Company from the Offering were approximately $1.5 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

2024 March Registered Offering

On March 26, 2024, the Company closed on a public offering 142,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $9.40. The aggregate proceeds to the Company from the Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

2024 February Registered Offering

On February 2, 2024, the “Company closed on the public offering of 80,000 units consisting of (a)(i) 17,000 units (the “Common Units”) to purchase shares (the “Unit Shares”) of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”) and (ii) 63,000 units (the “Pre-Funded Warrant Units” and together with the Common Units, the “Units”) to purchase pre-funded warrants (the “Pre-Funded Warrants and each share of Common Stock underlying a Pre-Funded Warrant, a “Pre-Funded Warrant Share”) to purchase up to 63,000 shares of Common Stock, (b) accompanying Class E warrants to purchase 80,000 shares of the Company’s Common Stock (the “Class E Warrants”), and (c) accompanying Class F warrants to purchase 80,000 shares of the Company’s Common Stock (the “Class F Warrants”). The aggregate proceeds to the Company from the Offering were approximately $4 million before deducting placement agent fees and other offering expenses payable by the Company. The offering was made pursuant to a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), and a placement agency agreement dated as of January 31, 2024 (the “PAA”) with Maxim Group LLC (the “Placement Agent”). Each Common Unit was sold at a public offering price of $50.00 and each Pre-Funded Warrant Unit was sold at a public offering price of $49.98. The Class E Warrants and the Class F Warrants are immediately exercisable (subject to the beneficial ownership cap at 4.99% or 9.99%) for one share of the Company’s Common Stock at an exercise price of $50.00 per share. The Class E Warrants will expire five years from the date of issuance and the Class F Warrants will expire 18 months from the date of issuance. Each Pre-Funded Warrant is exercisable for one share of the Company’s Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are immediately exercisable (subject to the beneficial ownership cap at 4.99% or 9.99%) and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Company engaged Maxim Group LLC as the Company’s sole placement agent for the Offering pursuant to the PAA. Pursuant to the PAA, the Company agreed to pay the Placement Agent a cash placement fee equal to 7.0% of the gross proceeds of the Offering, plus reimbursement of certain expenses and legal fees up to $100,000. The Company also agreed to issue up to 3,200 Common Stock purchase warrants to the Placement Agent (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable at an exercise price of $55.00. The Placement Agent Warrants will be exercisable beginning July 31, 2024, and will expire five years after the commencement of sales in the offering.

2023 Registered Offering

On February 10, 2023, the Company closed on a public offering of 10,750 units, with each unit consisting of one share of common stock, or one pre-funded warrant to purchase one share of its common stock, one Class C Warrant to purchase one share of common stock, and one half of one Class D Warrant with each whole Class D Warrant entitling the holder to purchase one share of common stock. Each unit was sold at a public offering price of $1,120.00. The Class C and Class D Warrants are immediately exercisable at a price of $1,120.00 per share. The Class C and Class D warrants each have a cashless exercise provision entitling the holders to surrender one Class C Warrant and receive 0.4 shares of common stock and on the surrender of one Class D Warrant the holder is entitled to receive 0.8 shares of common stock. The Class C Warrants expire five years from the date of issuance and the Class D Warrants expire three years from the date of issuance. The shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants were only purchasable together in this offering but were issued separately and were immediately separable upon issuance. In addition, the company issued a total of 430 common stock warrants to the placement agent, Maxim Group, and the Company’s financial advisor, Ascendiant Capital. Gross proceeds, before deducting offering expenses, totaled approximately $12.0 million. Of the $12.0 million of gross proceeds, approximately $5.4 million were allocated to common stock and prefunded warrants ($4.8 million net of offering costs) and approximately $6.7 million were allocated to derivative liabilities (with approximately $0.7 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

2021 Equity Distribution Agreement

Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering (the “ATM”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. On October 12, 2023, the Company entered into an amendment to the Distribution Agreement, pursuant to which the expiration date of the Distribution Agreement was extended to the earlier of: (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2025. No other changes were made to the terms of the Distribution Agreement. Under the terms of the Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. The Company currently has registered up to $3.1 million for sale under the Distribution Agreement, pursuant to the Registration Statement on Form S-3 (File No. 333-274951). On July 11, 2024, the Company filed a Prospectus Supplement with the SEC increasing the amount available for sale under the Distribution Agreement to $3.1 million. As of June 30, 2024, there have been 12,360 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $1.0 million. Because the company’s public float is less than $75 million, the Company is subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement over a 12-month period to an amount equal to or less than one-third of our public float. The shares of the Company’s common stock to be sold under the Distribution Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

8. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the six months ended June 30, 2024, and 2023 is as follows:

		June 30, 2024
		Weighted- Average	Weighted- Average Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
As of December 31, 2023	60	$21,954	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1)	891,768,343	-	-
As of June 30, 2024	59	$16,117	6.3	$-
Exercisable at June 30, 2024	56	$24,932	6.5	$-
Vested and expected to vest at June 30, 2024	47	$16,145	6.2	$-

		June 30, 2023
		Weighted- Average	Weighted- Average Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
As of December 31, 2022	60	$46,800	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of June 30, 2023	60	$24,000	7.4	$-
Exercisable at June 30, 2023	45	$62,200	7.4	$-
Vested and expected to vest at June 30, 2023	51	$23,800	7.4	$-

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

Of the 60 options outstanding as of June 30, 2024, 18 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of June 30, 2024, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$26	0.3
Stock grants	$25	2.0

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

TA&T

In connection with operation of its business, TA&T has entered into various leases for approximately 15,840 square feet of office and manufacturing space from which it conducts its research, development and manufacturing activities. The leases have various expiration dates ranging from July 2025 through April 2030. Subsequent to December 31, 2023, we entered into an amended lease agreement reducing this area to 13,560 square feet. The leases have various expiration dates ranging from July 2024 through April 2025.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

As of June 30, 2024, the operating lease right-of-use assets totaled approximately $3.8 million, and the operating lease liability totaled approximately $3.9 million. Non-cash operating lease expense during the six months ended June 30, 2024 and 2023, totaled approximately $0.3 and $0.4 million, respectively. As of June 30, 2024, the weighted-average discount rate for the Company’s operating lease was 8.7%.

Operating lease future minimum payments together with the present values as of June 30, 2024, are summarized as follows:

Years Ending December 31,	June 30, 2024
2024	$415
2025	738
2026	668
2027	688
2028	709
Thereafter	2,124
Total future minimum lease payments	5,342
Less amounts representing interests	(1,419)
Present value of lease liability	3,923

Current-portion of operating lease liability	494
Long-term portion operating lease liability	$3,429

11. Subsequent Events

Reverse Split

On May 23, 2024, the Company announced that its board of directors had declared a 1-for-200 reverse stock split of the company’s common stock. The reverse stock split became effective on May 28, 2024 (the “Effective Date”) at 12:01 AM Eastern. The company’s common stock began trading on a split-adjusted basis on May 28, 2024, under the current trading symbol “SINT.” The reverse stock split was primarily intended to bring the Company into compliance with the minimum bid price requirements for maintaining its listing on the Nasdaq Capital Market. The new CUSIP number for the Company’s shares of common stock following the reverse split will be 829392 703. As a result of the reverse stock split, every 200 shares of the Company’s common stock issued and outstanding were automatically reclassified into one new share of common stock. Proportionate adjustments were made to the conversion and exercise prices and the number of shares underlying the Company’s outstanding warrants, preferred stock, equity awards and the number of shares reserved under the Company’s equity incentive plan. The reverse stock split did not affect the number of authorized shares of common stock or the par value of the common stock. The reverse stock split will affect all stockholders uniformly and will not alter any stockholder’s percentage interest in the company, except to the extent that the reverse stock split would result in a stockholder owning a fractional share. Any fractional shares of common stock resulting from the reverse stock split will be rounded up to the nearest whole share and no stockholders will receive cash in lieu of fractional shares.

NASDAQ Compliance

On June 11, 2024, the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has evidenced compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The Company remains subject to a “Mandatory Panel Monitor,” as that term is defined in Listing Rule 5815(d)(4)(B), for a period of one year from June 11, 2024. If, within the one-year period, the Company fails to satisfy the minimum $1.00 closing bid price threshold for 30 consecutive business days, Nasdaq will issue a delist determination rather than provide the Company with a grace period to regain compliance with the Bid Price Rule. In that event, the Company would have the opportunity to request a new hearing to address the deficiency.

Appointment of CEO and President

On August 1, 2024, the board of directors appointed Eric Olson to the office of Chief Executive Officer and President. B. Sonny Bal, MD, continues to serve on the Company’s board of directors in the position of Chairman.

Company-Wide Reduction in Workforce

On August 8, 2024, the Board of Directors approved a plan to implement a Company-wide reduction in workforce. This decision is part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs. The reduction in force will reduce the number of employees of the Company from 40 to 23. David O’Brien’s employment as the Company’s Executive Vice President and Chief Operating Officer was terminated as part of the reduction in force. The Company is currently assessing the costs associated with this decision, including employee severance. These costs will be disclosed in the Company’s future financial statements as more information becomes available.

Cease Efforts to Make the Armor Plant Operational

On August 12, 2024, the Board of Directors of the Company approved a plan to cease efforts to make the armor plant operational. This decision was made to streamline operations and focus on core business areas that align with the Company’s long-term strategic goals. The armor plant has not been fully operational since the acquisition of the armor equipment in July 2021 and has been completely shut down since October 2023 due to the malfunctioning of the sintering furnace.

In connection with this decision the Company expects to incur an impairment charge of approximately $4.5 million. This charge primarily relates to the write-down of certain long-lived assets associated with the Armor plant to their estimated fair value. The impairment charge will be reflected in the Company’s financial statements for the quarter ended September 30, 2024. The Company is currently assessing other costs associated with this decision, including employee severance and other exit costs. These costs will be disclosed in the Company’s future financial statements as more information becomes available.

The Company’s insurance carrier has determined that a covered loss occurred when the sintering furnace malfunctioned, and coverage is available for the Company’s repair of the sintering furnace. However, the Company’s efforts to fully repair the damaged furnace continue to be delayed. Management will work with the insurance company to continue to fund the repair of the furnace. When the furnace is fully repaired, management hopes to sell the furnace, and related equipment, to a third party. However, the full repair and sale of the furnace, and related equipment, cannot be assured. Therefore, in the calculation of the $4.5 million estimated impairment charge, management has assumed no proceeds will be received from a potential sale of the furnace and related equipment.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
Product revenue	$378	$235	$143	61%	$687	$475	$212	45%
Grant and contract revenue	481	273	208	76%	859	572	287	50%
Total revenue	859	508	351	69%	1,546	1,047	499	48%
Cost of revenue	224	104	120	115%	447	222	225	101%
Gross profit	635	404	231	57%	1,099	825	274	33%

Operating expenses:
Research and development	1,677	2,148	(471)	-22%	3,696	4,364	(668)	-15%
General and administrative	1,072	1,168	(96)	-8%	2,195	2,323	(128)	-6%
Sales and marketing	256	308	(52)	-17%	502	618	(116)	-19%
Grant and contract expenses	340	244	96	39%	613	540	73	14%
Total operating expenses	3,345	3,868	(523)	-14%	7,006	7,845	(839)	-11%
Loss from operations	(2,710)	(3,464)	754	-22%	(5,907)	(7,020)	1,113	-16%
Other income (expense)	506	1,009	(503)	-50%	2,817	4,272	(1,455)	-34%
Net loss before taxes	(2,204)	(2,455)	251	-10%	(3,090)	(2,748)	(342)	12%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(2,204)	$(2,455)	$251	-10%	$(3,090)	$(2,748)	$(342)	12%

Revenue

For the three months ended June 30, 2024, and 2023 total product revenue increases $0.1 million, or 61% as compared to the same period in 2023. During the quarter ended June 30, 2024, grant and contract revenue increased $0.2 million or 76% as compared to the same period in 2023.

For the six months ended June 30, 2024, total product revenue increased $0.2 million, or 45% as compared to the same period in 2023. During the six months ended June 30, 2024, grant and contract revenue increase $0.3 million, or 50% as compared to the same period in 2023.

The increases were primarily due to new orders for silicon nitride aerospace components and government grants and contracts in our Salt Lake City operation as well as commercial and government contract revenue in our Maryland operation.

Cost of Revenue and Gross Profit

For the three months ended June 30, 2024, cost of revenue increased $0.1 million, or 115% as compared to the same period in 2023. Gross profit increased $0.2 million, or 57%, as compared to the same period in 2023. This increase was primarily attributable to the increase in revenue mentioned above.

For the six months ended June 30, 2024, cost of revenue increased $0.2 million, or 101% as compared to the same period in 2023. Gross profit increased $0.3 million, or 33%, as compared to the same period in 2023. This increase was primarily attributed to the increase in revenue mentioned above.

Research and Development Expenses

For the three months ended June 30, 2024, research and development expenses decreased $0.5 million, or -22%, as compared to the same period in 2023. This decrease was primarily attributable to a decrease in patent expenses and tooling costs.

For the six months ended June 30, 2024, research and development expenses decreased $0.7 million, or -15%, as compared to the same period in 2023. This decrease was primarily attributable to a decrease in patent expenses and tooling costs.

General and Administrative Expenses

For the three months ended June 30, 2024, general and administrative expenses decreased $0.1 million, or -8%, as compared to the same period in 2023. This decrease is primarily due to a decrease in employee payroll and benefit costs.

For the six months ended June 30, 2024, general and administrative expenses decreased $0.1 million, or -6%, as compared to the same period in 2023. This decrease is primarily due to a decrease in costs for computer software and employee recruiting expenses.

Sales and Marketing Expenses

For the three months ended June 30, 2024, sales and marketing expenses decreased $0.1 million, or -17%, as compared to the same period in 2023. This decrease was primarily attributable to an overall decrease in payroll related costs and costs for outside consulting.

For the six months ended June 30, 2024, sales and marketing expenses decreased $0.1 million, or -19%, as compared to the same period in 2023. This decrease was primarily attributable to an overall decrease in costs for outside consulting.

Grant Expenses

For the three months ended June 30, 2024, grant and contract expenses increased $0.1 million, or 39%, as compared to the same period in 2023. This increase was primarily attributable to an increase in grant and contract revenue for the same period.

For the six months ended June 30, 2024, grant and contract expenses increased by $0.1 million, or 14%, as compared to the same period in 2023. This increase was primarily attributable to a general increase in grant and contract revenue when compared to the prior year.

Other Income, Net

For the three months ended June 30, 2024, other income decreased $0.5 million, or -50%, as compared to the same period in 2023. This decrease was primarily due to a $0.5 million decrease associated with the change in the fair value of the derivative liabilities.

For the six months ended June 30, 2024, other income decreased $1.5 million, or -34%, as compared to the same period in 2023. This decrease was primarily due to a $1.7 million decrease associated with the change in the fair value of the derivative liabilities, offset by a $0.2 increase in costs associated with derivative liabilities.

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

For the six months ended June 30, 2024, and 2023, the Company incurred net loss of $3.1 million and $2.7 million, respectively, and used cash in operating activities of $4.9 million and $8.1 million, respectively. The Company had an accumulated deficit of $273.8 million and $270.7 million as of June 30, 2024, and December 31, 2023, respectively. We will require substantial future capital in order to continue operating our business, conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates.

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

We are actively seeking opportunities to raise additional capital. However, there can be no guarantee that we will be able to obtain such financing on terms favorable to us or at all.

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

2024 April Registered Offering

On April 5, 2024, the Company closed on a public offering 358,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $4.20. The aggregate proceeds to the Company from the Offering were approximately $1.5 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

On March 26, 2024, the Company closed on a public offering 142,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $9.40. The aggregate proceeds to the Company from the Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

On February 2, 2024, the Company closed on a public offering of 80,000 units, with each unit consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, one Class E Warrant with each warrant to purchase one share of common stock, and one Class F Warrant with each warrant to purchase one share of common stock. Each unit was sold at a public offering price of $50.00. The Class E and Class F Warrants in the units are immediately exercisable at a price of $50.00 per share. The Class E Warrants will expire five years from the date of issuance and the Class F Warrants will expire eighteen months from the date of issuance. Gross proceeds, before deducting placement agent fees and other offering expenses, are approximately $4.0 million.

On February 10, 2023, the Company closed on a public offering of 10,750 units, with each unit consisting of one share of common stock, or one pre-funded warrant to purchase one share of its common stock, one Class C Warrant to purchase one share of common stock, and one half of one Class D Warrant with each whole Class D Warrant entitling the holder to purchase one share of common stock. Gross proceeds, before deducting offering expenses, totaled approximately $12.0 million. Of the $12.0 million of gross proceeds, approximately $5.4 million were allocated to common stock and prefunded warrants ($4.8 million net of offering costs) and approximately $6.7 million were allocated to derivative liabilities (with approximately $0.7 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

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

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(4,948)	$(8,071)
Net cash used in investing activities	(173)	(334)
Net cash provided by financing activities	6,338	11,488
Net increase (decrease) in cash	$1,217	$3,083

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.9 million during the six months ended June 30, 2024, compared to $8.0 million used during the six months ended June 30, 2023, a decrease of $3.1 million. The decrease in the net loss from operations, and related non-cash add backs to the net loss, was $1.2 million from 2024 when compared to 2023. The decrease in cash used for operating activities during 2024 was primarily due to the $1.2 million mentioned above plus changes in the movement of working capital items during 2024 as compared to the same period in 2023 as follows: a $0.9 million decrease in cash used in prepaid expenses, a $0.4 million decrease in cash used in other liabilities, a $0.3 million decrease in cash used for inventory, a $0.3 million decrease in accounts receivable

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million during the six months ended June 30, 2024, compared to $0.3 million used during the six months ended June 30, 2023, a decrease of $0.1 million. The decrease in cash used for investing activities during 2024 was primarily due to a $0.3 million increase in proceeds from notes receivable, offset by a $0.2 increase in the purchase of property and equipment.

Net Cash Provided by Financing Activities

There was $6.3 million in cash provided by financing activities during the six months ended June 30, 2024, compared to $11.5 million in cash provided by financing activities during the same period in 2023. The $5.2 million decrease to net cash provided by financing activities was primarily attributable to a decrease in proceeds from issuance of warrant derivative liabilities of $3.3 million and a decrease in proceeds from issuance of common stock of $1.7 million, and a $0.2 million increase in payments on debt.

Indebtedness

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bore interest at a rate of 3.75% per annum. The Business Loan was secured by a general security interest in all of the assets of TA&T. The Business Loan contained other standard provisions that are customary of loans of this type. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at June 30, 2024.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the “Personal Loans”). The total amount of the Personal Loans at June 30, 2022, was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022, and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. As of June 30, 2024, the related party debt had an outstanding balance of $7,000. The outstanding balance is being paid in monthly installments ending August 1, 2024. The related party debt is not collateralized and has no interest rate.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of June 30, 2024, the line of credit with Wells Fargo had no outstanding balance and the account has been closed.

Insurance Premium Finance Arrangements

In March 2024, in connection with securing Director and Officer professional liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $40,000 up front toward the insurance premium and financed approximately $239,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.510%. As of June 30, 2024, there was an outstanding balance of $139,000.

In June 2024, in connection with securing commercial liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.75%. As of June 30, 2024, there was an outstanding balance of $95,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to those policies for the six months ended June 30, 2024. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2024. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 27, 2024. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Company-Wide Reduction in Workforce

On August 8, 2024, the Board of Directors approved a plan to implement a Company-wide reduction in workforce. This decision is part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs. The reduction in force will reduce the number of employees of the Company from 40 to 23. David O’Brien’s employment as the Company’s Executive Vice President and Chief Operating Officer was terminated as part of the reduction in force. The Company is currently assessing the costs associated with this decision, including employee severance. These costs will be disclosed in the Company’s future financial statements as more information becomes available.

Cease Efforts to Make the Armor Plant Operational

On August 12, 2024, the Board of Directors of the Company approved a plan to cease efforts to make the armor plant operational. This decision was made to streamline operations and focus on core business areas that align with the Company’s long-term strategic goals. The armor plant has not been fully operational since the acquisition of the armor equipment in July 2021 and has been completely shut down since October 2023 due to the malfunctioning of the sintering furnace.

In connection with this decision the Company expects to incur an impairment charge of approximately $4.5 million. This charge primarily relates to the write-down of certain long-lived assets associated with the Armor plant to their estimated fair value. The impairment charge will be reflected in the Company’s financial statements for the quarter ended September 30, 2024. The Company is currently assessing other costs associated with this decision, including employee severance and other exit costs. These costs will be disclosed in the Company’s future financial statements as more information becomes available.

The Company’s insurance carrier has determined that a covered loss occurred when the sintering furnace malfunctioned, and coverage is available for the Company’s repair of the sintering furnace. However, the Company’s efforts to fully repair the damaged furnace continue to be delayed. Management will work with the insurance company to continue to fund the repair of the furnace. When the furnace is fully repaired, management hopes to sell the furnace, and related equipment, to a third party. However, the full repair and sale of the furnace, and related equipment, cannot be assured. Therefore, in the calculation of the $4.5 million estimated impairment charge, management has assumed no proceeds will be received from a potential sale of the furnace and related equipment.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Technologies, Inc.		Exhibit 3.1, Form 8-K	05/23/24	001-33624

10.1	Form of Securities Purchase Agreement		Exhibit 10.1, Form 8-K	04/04/24	001-33624

10.2	Form of Placement Agency Agreement		Exhibit 10.2, Form 8-K	04/04/24	001-33624

10.3	Separation and Release of Claims Agreement		Exhibit 10.1, Form 8-K	04/30/24	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: August 13, 2024	/s/ Eric Olson
Eric Olson
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

