Form 10-Q
period 2024-09-30
Sintx Technologies, Inc.
filed 2024-11-12
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

1,342,853 shares of common stock, $0.01 par value, were outstanding at November 6, 2024.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$4,814	$3,340
Account and other receivables, net of allowance totaling 84 and 72 respectively	340	685
Prepaid expenses and other current assets	595	539
Inventories	463	888
Other current assets	120	80
Total current assets	6,332	5,532

Inventories, net	403	333
Property and equipment, net	1,048	4,826
Intangible assets, net	17	21
Operating lease right of use asset	3,268	4,094
Other long-term assets	235	559
Total assets	$11,303	$15,365

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$153	$636
Accrued liabilities	1,099	1,404
Debt	134	46
Derivative liabilities	224	304
Current portion of operating lease liability	469	512
Other current liabilities	1	4
Total current liabilities	2,080	2,906

Operating lease liability, net of current portion	3,642	3,687
Total liabilities	5,722	6,593

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 19 and 26 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of September 30, 2024 and December 31, 2023.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of September 30, 2024 and December 31, 2023.	-	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 1,342,853 and 26,603 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	13	-
Additional paid-in capital	285,611	279,486
Accumulated deficit	(280,043)	(270,714)
Total stockholders’ equity	5,581	8,772
Total liabilities and stockholders’ equity	$11,303	$15,365

The condensed consolidated balance sheet as of December 31, 2023, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenue	$367	$168	$1,054	$643
Grant and contract revenue	432	510	1,291	1,082
Total revenue	799	678	2,345	1,725
Costs of revenue	210	117	657	339
Gross profit	589	561	1,688	1,386
Operating expenses:
Research and development	796	2,525	4,492	6,889
General and administrative	802	990	2,997	3,313
Sales and marketing	87	259	589	877
Armor exit costs	4,457	-	4,457	-
Reduction in force	407	-	407	-
Grant and contract expenses	448	401	1,061	942
Total operating expenses	6,997	4,175	14,003	12,021
Loss from operations	(6,408)	(3,614)	(12,315)	(10,635)
Other income (expenses):
Interest expense	(9)	-	(15)	(2)
Interest income	24	33	66	117
Gain (loss) on disposal of equipment	(20)	17	(8)	17
Change in fair value of derivative liabilities	173	374	3,459	5,344
Offering costs of derivative liabilities	-	-	(550)	(786)
Other income, net	1	-	34	7
Total other income (expense), net	169	424	2,986	4,697
Net loss before income taxes	(6,239)	(3,190)	(9,329)	(5,938)
Provision for income taxes	-	-	-	-
Net loss	(6,239)	(3,190)	(9,329)	(5,938)
Deemed dividend related to convertible preferred stock	-	-	-	(26)
Net loss attributable to common stockholders	$(6,239)	$(3,190)	$(9,329)	$(5,964)
Net loss per share – basic and diluted
Basic – net loss	$(6.96)	$(151.61)	$(17.30)	$(336.99)
Basic – deemed dividend on conversion of preferred stock	-	-	-	(1.48)
Basic – attributable to common stockholders	$(6.96)	$(151.61)	$(17.30)	$(338.47)

Diluted – net loss	$(6.96)	$(161.21)	$(19.59)	$(605.90)
Diluted - deemed dividend on conversion of preferred stock	-	-	-	(1.47)
Diluted – attributable to common stockholders	$(6.96)	$(161.21)	$(19.59)	$(607.37)

Weighted average common shares outstanding:
Basic	896,305	21,040	539,252	17,621
Diluted	897,323	21,996	656,468	17,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	283	$-	2,711	$-	$268,159	$(262,455)	$5,704
Stock based compensation	-	-	-	-	86	-	86
Common stock issued for cash, net of cash fees	-	-	9,900	-	4,457	-	4,457
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	383	-	383
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	5,502	-	5,502
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	850	-	-	-	-
Issuance of common stock from the cashless exercise of warrants	-	-	6,688	-	-	-	-
Redemption of preferred stock	(1)	-	-	-	(2)	-	(2)
Issuance of agent warrants	-	-	-	-	108	-	108
Round up shares issued in reverse split	-	-	102	-	-	-	-
Net loss	-	-	-	-	-	(293)	(293)
Balance as of March 31, 2023	282	-	20,251	-	278,693	(262,748)	15,945
Stock based compensation	-	-	-	-	71	-	71
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	251	-	251
Issuance of common stock from the cashless exercise of warrants	-	-	780	-	-	-	-
Issuance of common stock from the conversion of preferred stock	(26)	-	9	-	-	-	-
Deemed dividend related to the conversion of preferred stock	-	-	-	-	(26)	-	(26)
Deemed dividend related to the conversion of preferred stock	-	-	-	-	26	-	26
Net loss	-	-	-	-	-	(2,455)	(2,455)
Balance as of June 30, 2023	256	-	21,040	-	279,015	(265,203)	13,812
Stock based compensation	-	-	-	-	67	-	67
Net loss	-	-	-	-	-	(3,190)	(3,190)
Balance as of September 30, 2023	256	$-	21,040	$-	$279,082	$(268,393)	$10,689

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	256	$-	26,603	$-	$279,486	$(270,714)	$8,772
Stock based compensation	-	-	-	-	50	-	50
Common stock issued for cash, net of cash fees	-	-	165,797	2	1,582	-	1,584
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	406	-	406
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	63,000	1	(1)	-	-
Net loss						(886)	(886)
Balance as of March 31, 2024	256	-	255,400	3	281,523	(271,600)	9,926

Stock based compensation	-	-	14	-	15	-	15
Common stock issued for cash, net of cash fees	-	-	358,000	4	1,104	-	1,108
Extinguishment of derivative liabilities upon the exercise of warrants	-	-	79	-	1	-	1
Issuance of common stock from the conversion of preferred stock	(11)	-	2,881	-	-	-	-
Round up shares issued in reverse split	-	-	131,967	-	-	-	-
Net loss	-	-	-	-	-	(2,204)	(2,204)
Balance as of June 30, 2024	245	-	748,341	7	282,643	(273,804)	8,846

Stock based compensation	-	-	-	-	10	-	10
Common stock issued for cash, net of cash fees	-	-	595,560	6	2,958	-	2,964
Issuance of common stock from the conversion of preferred stock	4	-	(1,048)	-	-	-	-
Net loss	-	-	-	-	-	(6,239)	(6,239)
Balance as of September 30, 2024	249	$-	1,342,853	$13	$285,611	$(280,043)	$5,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(9,329)	$(5,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	727	645
Impairment of Armor	4,457	-
Amortization of right of use asset	428	560
Amortization of intangible assets	4	4
Stock based compensation	75	224
Change in fair value of derivative liabilities	(3,459)	(5,237)
(Gain) loss on disposal of equipment	8	(17)
Bad debt expense	13	53
Changes in operating assets and liabilities:
Trade accounts receivable	332	15
Prepaid expenses and other current assets	241	(231)
Inventories	171	(328)
Accounts payable and accrued liabilities	(788)	176
Other liabilities	(2)	(370)
Payments on operating lease liability	(396)	(543)
Net cash used in operating activities	(7,518)	(10,987)
Cash Flows From Investing Activities
Purchase of property and equipment	(544)	(456)
Proceeds from notes receivable, net of imputed interest	320	17
Proceeds from sale of property and equipment	20	-
Net cash used in investing activities	(204)	(439)
Cash Flows From Financing Activities
Proceeds from issuance of warrant derivative liabilities	3,366	6,650
Proceeds from issuance of common stock and prefunded warrants, net of cash fees	6,075	4,840
Proceeds from issuance of common stock in connection with exercise of warrants	2	-
Payments on debt	(247)	(88)
Redemption of Preferred Stock Series E	-	(2)
Net cash provided by financing activities	9,196	11,400
Net increase (decrease) in cash and cash equivalents	1,474	(26)
Cash and cash equivalents at beginning of period	3,340	6,245
Cash and cash equivalents at end of period	$4,814	$6,219

Noncash Investing and Financing Activities
Debt issued for prepaid insurance	$335	-
Right of use asset for amended lease liability	307	(88)
Agent warrant offering cost allocated to equity	13	-
Reduction of derivative liability upon exercise of warrants	1	5,753

Right of use asset for new lease liability	-	114

Par value of common stock upon cashless exercise of warrants	-	15
Par value of common stock upon exercise of prefunded warrants	-	2

Supplemental Cash Flow Information
Cash paid for interest	$15	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”) and Technology Assessment and Transfer, Inc. (TA&T), which are collectively referred to as “we” or “the Company”. SINTX is an advanced ceramics company formed in December 1996, focused on providing solutions in a variety of diverse fields, including biomedical, technical, and antipathogenic applications. SINTX is a company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures subtractive and additive forms of various ceramic and ceramic composite materials including silicon nitride and carbide, zirconia and alumina. SINTX has also become expert in developing proprietary powders, compounds, resins, and filaments for use in additive manufacturing along with production of finished individual components in its Salt Lake City and Maryland facilities. The SINTX Salt Lake City facility is registered with the FDA, is cGMP and ANVISA RDC 665 compliant, as well as being ISO 9001:2015, ISO 13485:2016, and ASD9100D certified. The Company’s products are primarily sold in the United States.

The Company has historically been focused on building revenue generating opportunities in three business industries - antipathogenic, technical, and biomedical – connecting with current and new customers, partners and manufacturers to help realize the goal of leveraging expertise in high-tech ceramics to create new, innovative opportunities across these sectors.

The Company’s initial focus was the development and commercialization of products made from silicon nitride for use in spinal fusion and hip and knee replacement applications. SINTX believes it is the first and only manufacturer to use silicon nitride in medical applications primarily focused on spine fusion therapies. Since then, we have developed other medical device applications for our silicon nitride technology as well as utilized our expertise in the use of ceramic materials in other applications. In July 2021, the Company acquired the equipment and obtained certain proprietary know-how rights with the intention of developing, manufacturing, and commercializing protective armor from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. The armor plant has not been fully operational since the acquisition and the Company incurred an impairment charge of approximately $4.5 million during the three months ended September 30, 2024. In June 2022, the Company acquired TA&T, a nearly 40-year-old business with a mission to transition advanced materials and process technologies from a laboratory environment to commercial products and services.

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

For the nine months ended September 30, 2024 and 2023, the Company incurred a net loss of $9.3 million and $5.9 million, respectively, and used cash in operating activities of $7.5 million and $11.0 million, respectively. The Company had an accumulated deficit of $280.0 million and $270.7 million as of September 30, 2024, and December 31, 2023, respectively. We will require substantial future capital in order to continue operating our business, conduct research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all our product candidates.

To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, decrease expenses and raise additional funding. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 2, 2024, the Company closed on a public offering of 80,000 units, with each unit consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, one Class E Warrant with each warrant entitled to purchase one share of common stock, and one Class F Warrant with each warrant entitled to purchase one share of common stock. Each unit was sold at a public offering price of $50.00 resulting in gross proceeds to the Company of $4 million before deducting offering fees and expenses. The Class E and Class F Warrants were immediately exercisable at a price of $50.00 per share. The Class E Warrants expire five years from the date of issuance and the Class F Warrants expire eighteen months from the date of issuance. Of the $4.0 million of gross proceeds, approximately $0.6 million were allocated to common stock and prefunded warrants ($0.5 million net of offering costs) and approximately $3.4 million were allocated to derivative liabilities (with approximately $0.5 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

On March 26, 2024, the Company closed on a public offering of 142,000 shares of the Company’s common stock, (the “March 26 Offering”). Each Share was sold at a public offering price of $9.40. The aggregate proceeds to the Company from the March 26 Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

On April 5, 2024, the Company closed on a public offering of 358,000 shares of the Company’s common stock, (the “April 5 Offering”). Each Share was sold at a public offering price of $4.20. The aggregate proceeds to the Company from the April 5 Offering were approximately $1.5 million before deducting placement agent fees and other offering expenses payable by the Company.

On February 25, 2021, the Company, entered into an Equity Distribution Agreement (the “ATM Agreement”) with Maxim Group LLC (the “Agent”), as sales agent, as amended on January 10, 2023 and October 12, 2023, pursuant to which the Company could offer and sell shares of the Company’s common stock, par value $0.01 per share (the “Shares”), initially up to an aggregate offering price of $15,000,000, from time to time in an at-the-market public offering. On March 22, 2024, the Company suspended sales under the ATM Agreement and terminated the continuous offering. On July 11, 2024, the Company filed a Prospectus Supplement with the SEC adjusting the amount available for sale under the ATM Agreement to $3.1 million and shortly thereafter begin offering and selling Shares under the ATM Agreement to the public. During the three months ended September 30, 2024, 595,560 Shares were sold under the ATM Agreement for gross proceeds of approximately $3.1 million. During the nine months ended September 30, 2024, 602,357 Shares were sold under the ATM Agreement for gross proceeds of approximately $3.7 million. Because the Company is subject to General Instruction I.B.6 of Form S-3, it is restricted from selling securities in a public primary offering with a value exceeding one-third of its public float (the market value of our common stock held by our non-affiliates) in any 12-month period so long as its public float remains below $75.0 million. As of September 30, 2024, there was no capacity to offer and sell Shares under the ATM Agreement.

On June 11, 2024, the Company received formal notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has evidenced compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The Company remains subject to a “Mandatory Panel Monitor,” as that term is defined in Listing Rule 5815(d)(4)(B), for a period of one year from June 11, 2024. If, within the one-year period, the Company fails to satisfy the minimum $1.00 closing bid price threshold for 30 consecutive business days, Nasdaq will issue a delist determination rather than provide the Company with a grace period to regain compliance with the Bid Price Rule. In that event, the Company would have the opportunity to request a new hearing to address the deficiency.

We are actively seeking opportunities to raise additional equity and/or debt financing. However, such funding is not guaranteed and may not be available to the Company on favorable or acceptable terms and may involve significant restrictive covenants. Any additional equity financing, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

The Board of Directors, together with management, is performing an ongoing evaluation of the Company’s business strategy and focus. On August 1, 2024, the board of directors appointed Eric Olson to the office of Chief Executive Officer and President to lead the evaluation process. The Board of Directors also entered into an engagement agreement with Ascendiant Partners to evaluate strategic transactions including, but not limited to, acquisitions, strategic partnerships, sell of business divisions, and reverse merger opportunities.

An option being evaluated is a change in strategic emphasis to advancements in the medical device sector. Historically engaged in both industrial and biomedical applications, SINTX would prioritize the development and commercialization of innovative medical devices, leveraging our expertise in advanced ceramics and biomaterials. Such a renewed focus would align with a commitment to improving patient outcomes through the creation of products designed for surgical, orthopedic, and other specialized medical applications. We would concentrate our resources on high-growth areas within the healthcare sector where our proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility.

Through this transformation, SINTX’s aim would be to deliver meaningful innovations to the medical community. Our current research and development pipeline is centered on medical-grade devices that incorporate antimicrobial properties, enhanced imaging capabilities, and durability under physiological conditions, which are critical for orthopedic implants, spinal fusion devices, and other surgical tools. If we transition away from industrial applications, we anticipate this strategic shift will enable us to better serve the medical sector, address critical unmet needs, and position SINTX as a leading provider in the medical device market. By focusing on partnerships and collaborations with healthcare institutions and industry leaders, SINTX is positioned to expand its footprint in the medical device sector and drive shareholder value through sustainable, high-impact innovations, however, such a transition has not been approved by the Board of Directors, nor can such approval or successful transition be assured.

SINTX Technologies has initiated discussions with the leaseholder for our Centerpointe location in Salt Lake City, Utah to explore options for reducing the Company’s overall lease liability. This action aligns with our broader strategy to streamline operating expenses and the option to reallocate resources towards growth initiatives in the medical device sector. While these discussions reflect our commitment to financial optimization, there can be no assurance that negotiations will lead to a reduction in the existing lease liability. The outcome of these discussions remains uncertain, and SINTX will continue to evaluate additional measures to manage long-term obligations in alignment with our strategic objectives.

On August 8, 2024, the Board of Directors approved a plan to implement a Company-wide reduction in the workforce. This decision is part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs. The reduction in force reduced the number of employees of the Company from 40 to 23. During the three months ended September 30, 2024, the Company recorded expenses of approximately $0.4 million associated with the reduction in workforce.

On August 12, 2024, the Board of Directors of the Company approved a plan to cease efforts to make the armor plant operational. This decision was made to streamline operations and focus on core business areas that align with the Company’s long-term strategic goals. The armor plant has not been fully operational since the acquisition of the armor equipment in July 2021 and has been completely shut down since October 2023 due to the malfunctioning of the sintering furnace. In connection with this decision the Company incurred an impairment charge of approximately $4.5 million during the three months ended September 30, 2024. This charge primarily relates to the write-down of certain long-lived assets associated with the armor plant to their estimated fair value.

The Company’s insurance carrier has determined that a covered loss occurred when the sintering furnace malfunctioned, and coverage is available for the Company’s repair of the sintering furnace. However, the Company’s efforts to fully repair the damaged furnace continue to be delayed. Management will work with the insurance company to continue to fund the repair of the furnace. When the furnace is fully repaired, management intends to sell the furnace, and related equipment, to a third party. However, the full repair and sale of the furnace, and related equipment, cannot be assured. Therefore, in the calculation of the $4.5 million estimated impairment charge, management has assumed no proceeds will be received from a potential sale of the furnace and related equipment.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of September 30, 2024, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

2. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. The Company had potentially dilutive securities that were not included in the fully diluted loss per share calculation because they would have been antidilutive totaling approximately 71 thousand and 6 thousand as of September 30, 2024, and 2023, respectively.

Below are basic and diluted loss per share data for the three months ended September 30, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(6,239)	$(4)	$(6,243)

Denominator:
Number of shares used in per common share calculations:	896,305	1,018	897,323

Net loss per common share:
Net loss	$(6.96)	$(3.93)	$(6.96)

Below are basic and diluted loss per share data for the nine months ended September 30, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(9,329)	$(3,530)	$(12,859)

Denominator:
Number of shares used in per common share calculations:	539,252	117,216	656,468

Net loss per common share:
Net loss	$(17.30)	$(30.12)	$(19.59)

Below are basic and diluted loss per share data for the three months ended September 30, 2023, which are in thousands except for share and per share data:

		Effect of
		Dilutive
	Basic	Warrant	Diluted
	Calculation	Securities	Calculation
Numerator:
Net loss	$(3,190)	$(356)	$(3,546)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(3,190)	$(356)	$(3,546)

Denominator:
Number of shares used in per common share calculations:	21,040	956	21,996

Net loss per common share:
Net loss	$(151.61)	$(372.38)	$(161.21)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(151.61)	$(372.38)	$(161.21)

Below are basic and diluted loss per share data for the nine months ended September 30, 2023, which are in thousands except for share and per share data:

		Effect of
		Dilutive
	Basic	Warrant	Diluted
	Calculation	Securities	Calculation
Numerator:
Net loss	$(5,938)	$(4,751)	$(10,689)
Deemed dividend and accretion of a discount	(26)	-	(26)
Net loss attributable to common stockholders	$(5,964)	$(4,751)	$(10,715)

Denominator:
Number of shares used in per common share calculations:	17,621	21	17,642

Net loss per common share:
Net loss	$(336.99)	$(230,239.88)	$(605.90)
Deemed dividend and accretion of a discount	(1.48)	-	(1.47)
Net loss attributable to common stockholders	$(338.47)	$(230,239.88)	$(607.37)

3. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$527	$691
WIP	152	426
Finished goods	187	104
	$866	$1,221

As of September 30, 2024, inventories totaling approximately $0.5 million and $0.4 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of September 30, 2024, that management estimates will be sold or used by September 30, 2025.

4. Fair Value Measurements

Financial Instruments Measured and Recorded at Fair Value on a Recurring Basis

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have certain rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets or liabilities (except the derivative liabilities explained above) were measured on a recurring basis as of September 30, 2024 and December 31, 2023. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2024, and December 31, 2023 (in thousands):

	Fair Value Measurements as of September 30, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$224	$224

	Fair Value Measurements as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$304	$304

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2024, and 2023. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2024, and 2023 (in thousands):

Common Stock Warrants
Balance as of December 31, 2022	$5,126
Issuance of derivatives	6,650
Exercise of warrants	(5,753)
Change in fair value	(5,344)
Other	(2)
Balance as of September 30, 2023	$677

Balance as of December 31, 2023	$304
Issuance of derivatives	3,366
Exercise of warrants	(1)
Change in fair value	(3,459)
Other	14
Balance as of September 30, 2024	$224

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of September 30, 2024, and December 31, 2023, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of September 30, 2024, and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
Weighted-average risk-free interest rate	3.55%-4.54%	3.93-4.79%
Weighted-average expected life (in years)	0.35-4.34	1.10-4.12
Expected dividend yield	-%	-%
Weighted-average expected volatility	140.0%-200.0%	113.1%-125.7%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Payroll and related expense	$496	$610
Accrued payables	93	163
Other	510	631
	$1,099	$1,404

6. Debt

Business Loan

On July 20, 2021, TA&T entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at September 30, 2024.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. The related party debt was paid in full during the third quarter of 2024 and there was no outstanding balance at September 30, 2024.

Insurance Premium Finance Arrangements

In March 2024, in connection with securing Director and Officer professional liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $40,000 up front toward the insurance premium and financed approximately $239,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.510%. As of September 30, 2024, there was an outstanding balance of $70,000.

In June 2024, in connection with securing commercial liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.75%. As of September 30, 2024, there was an outstanding balance of $64,000.

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

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15 million through Maxim, as agent. On October 12, 2023, the Company entered into an amendment to the Distribution Agreement, pursuant to which the expiration date of the Distribution Agreement was extended to the earlier of: (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2025. No other changes were made to the terms of the Distribution Agreement. As of September 30, 2024, there have been 12,360 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $1.0 million. As of September 30, 2024, the Company had no funds available for sale under the Distribution Agreement. The Company is subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement over a 12-month period to an amount equal to or less than one-third of our public float. The shares of the Company’s common stock to be sold under the Distribution Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements. Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering (the “ATM”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. On October 12, 2023, the Company entered into an amendment to the Distribution Agreement, pursuant to which the expiration date of the Distribution Agreement was extended to the earlier of: (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2025. No other changes were made to the terms of the Distribution Agreement. Under the terms of the Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. The Company currently has registered up to $3.1 million for sale under the Distribution Agreement, pursuant to the Registration Statement on Form S-3 (File No. 333-274951). On July 11, 2024, the Company filed a Prospectus Supplement with the SEC increasing the amount available for sale under the Distribution Agreement to $3.1 million. As of September 30, 2024, there have been 607,920 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $4.1 million. Because the company’s public float is less than $75 million, the Company is subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement over a 12-month period to an amount equal to or less than one-third of our public float. The shares of the Company’s common stock to be sold under the Distribution Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

8. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the nine months ended September 30, 2024, and 2023 is as follows:

		September 30, 2024
		Weighted- Average	Weighted- Average Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
As of December 31, 2023	60	$21,954	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(13)	26,749	-	-
Expired	(1)	891,768,343	-	-
As of September 30, 2024	46	$19,969	5.9	$-
Exercisable at September 30, 2024	45	$26,105	6.3	$-
Vested and expected to vest at September 30, 2024	22	$29,359	5.8	$-

		September 30, 2023
		Weighted- Average	Weighted- Average Remaining Contractual	Intrinsic
	Options	Exercise Price	Life (Years)	Value
As of December 31, 2022	60	$46,800	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of September 30, 2023	60	$24,000	7.2	$-
Exercisable at September 30, 2023	48	$59,800	7.2	$-
Vested and expected to vest at September 30, 2023	49	$24,000	7.2	$-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The Company did not grant any stock options during the third quarter of 2024.

Of the 46 options outstanding as of September 30, 2024, 18 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of September 30, 2024, is as follows (in thousands):

		Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$7	0.1
Stock grants	$11	1.5

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

As of September 30, 2024, the operating lease right-of-use assets totaled approximately $3.3 million, and the operating lease liability totaled approximately $4.1 million. Non-cash operating lease expense during the nine months ended September 30, 2024 and 2023, totaled approximately $0.4 and $0.6 million, respectively. As of September 30, 2024, the weighted-average discount rate for the Company’s operating lease was 8.8%.

Operating lease future minimum payments together with the present values as of September 30, 2024, are summarized as follows:

Years Ending December 31,	September 30, 2024
2024	$208
2025	790
2026	748
2027	770
2028	794
Thereafter	2,241
Total future minimum lease payments	5,551
Less amounts representing interest	(1,439)
Present value of lease liability	4,111

Current-portion of operating lease liability	469
Long-term portion operating lease liability	$3,642

11. Subsequent Events

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

We derive grant and contract revenue from awards provided by governmental agencies. The goal of these grants and contracts is ultimately to develop revenue producing products.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
Product revenue	$367	$168	$199	118%	$1,054	$643	$411	64%
Grant and contract revenue	432	510	(78)	-15%	1,291	1,082	209	19%
Total revenue	799	678	121	18%	2,345	1,725	620	36%
Cost of revenue	210	117	93	79%	657	339	318	94%
Gross profit	589	561	28	5%	1,688	1,386	302	22%

Operating expenses:
Research and development	796	2,525	(1,729)	-68%	4,492	6,889	(2,397)	-35%
General and administrative	802	990	(188)	-19%	2,997	3,313	(316)	-10%
Sales and marketing	87	259	(172)	-66%	589	877	(288)	-33%
Armor exit costs	4,457	-	4,457	100%	4,457	-	4,457	100%
Reduction in force	407	-	407	100%	407	-	407	100%
Grant and contract expenses	448	401	47	12%	1,061	942	119	13%
Total operating expenses	6,997	4,175	2,822	68%	14,003	12,021	1,982	16%
Loss from operations	(6,408)	(3,614)	(2,794)	77%	(12,315)	(10,635)	(1,680	16%
Other income (expense)	169	424	(255)	-60%	2,986	4,697	(1,711)	-36%
Net loss before taxes	(6,239)	(3,190)	(3,049)	96%	(9,329)	(5,938)	(3,391)	57%
Provision for income taxes	-	-	-		-	-	-
Net loss	$(6,239)	$(3,190)	$(3,049)	96%	$(9,329)	$(5,938)	$(3,391)	57%

Revenue

For the three months ended September 30, 2024, and 2023 total product revenue increased $0.2 million, or 118% as compared to the same period in 2023. During the quarter ended September 30, 2024, grant and contract revenue decreased $0.1 million or -15% as compared to the same period in 2023.

For the nine months ended September 30, 2024, total product revenue increased $0.4 million, or 64% as compared to the same period in 2023. During the nine months ended September 30, 2024, grant and contract revenue increased $0.2 million, or 19% as compared to the same period in 2023.

The increases were primarily due to new orders for silicon nitride aerospace components and government grants and contracts in our Salt Lake City operation as well as commercial and government contract revenue in our Maryland operation.

Cost of Revenue and Gross Profit

For the three months ended September 30, 2024, cost of revenue increased $0.1 million, or 79% as compared to the same period in 2023. This increase was primarily attributable to the increase in revenue mentioned above.

For the nine months ended September 30, 2024, cost of revenue increased $0.3 million, or 94% as compared to the same period in 2023. Gross profit increased $0.3 million, or 22%, as compared to the same period in 2023. This increase was primarily attributed to the increase in revenue mentioned above.

Research and Development Expenses

For the three months ended September 30, 2024, research and development expenses decreased $1.7 million, or -68%, as compared to the same period in 2023. This decrease was primarily attributable to a decrease in payroll and benefit costs, consulting and contracting, patent expenses and tooling costs.

For the nine months ended September 30, 2024, research and development expenses decreased $2.4 million, or -35%, as compared to the same period in 2023. This decrease was primarily attributable to a decrease in payroll and benefit costs, consulting and contracting, rent expense, patent expenses and tooling costs.

General and Administrative Expenses

For the three months ended September 30, 2024, general and administrative expenses decreased $0.2 million, or -19%, as compared to the same period in 2023. This decrease is primarily due to a decrease in employee payroll and benefit costs and employee recruiting expenses.

For the nine months ended September 30, 2024, general and administrative expenses decreased $0.3 million, or -10%, as compared to the same period in 2023. This decrease is primarily due to a decrease in employee payroll and benefit costs, costs for computer software and employee recruiting expenses.

Sales and Marketing Expenses

For the three months ended September 30, 2024, sales and marketing expenses decreased $0.2 million, or -66%, as compared to the same period in 2023. This decrease was primarily attributable to an overall decrease in payroll related costs, travel costs, and costs for outside consulting.

For the nine months ended September 30, 2024, sales and marketing expenses decreased $0.3 million, or -33%, as compared to the same period in 2023. This decrease was primarily attributable to an overall decrease in payroll related costs and costs for outside consulting.

Armor Exit Costs

For the three months ended September 30, 2024, Armor exit costs increased $4.5 million, or 100%, as compared to the same period in 2023. This increase was primarily attributable to an increase in asset impairment costs at the SINTX Armor facility.

For the nine months ended September 30, 2024, Armor exit costs increased $4.5 million, or 100%, as compared to the same period in 2023. This increase was primarily attributable to an increase in asset impairment costs at the SINTX Armor facility.

Reduction in Force Expenses

For the three months ended September 30, 2024, reduction in force expenses increased $0.4 million, or 100%, as compared to the same period in 2023. This increase was primarily attributable to payroll expenses related to severance and accrued vacation payouts.

For the nine months ended September 30, 2024, reduction in force expenses increased $0.4 million, or 100%, as compared to the same period in 2023. This increase was primarily attributable to payroll expenses related to severance and accrued vacation payouts.

Grant Expenses

For the three months ended September 30, 2024, grant and contract expenses remained primarily unchanged.

For the nine months ended September 30, 2024, grant and contract expenses increased by $0.1 million, or 13%, as compared to the same period in 2023. This increase was primarily attributable to a general increase in grant and contract revenue when compared to the prior year.

Other Income, Net

For the three months ended September 30, 2024, other income decreased $0.2 million, or -60%, as compared to the same period in 2023. This decrease was primarily due to a $0.2 million decrease associated with the change in the fair value of the derivative liabilities.

For the nine months ended September 30, 2024, other income decreased $1.7 million, or -36%, as compared to the same period in 2023. This decrease was primarily due to a $1.9 million decrease associated with the change in the fair value of the derivative liabilities, offset by a $0.2 million increase in costs associated with derivative liabilities.

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

For the nine months ended September 30, 2024 and 2023, the Company incurred a net loss of $9.3 million and $5.9 million, respectively, and used cash in operating activities of $7.5 million and $11.0 million, respectively. The Company had an accumulated deficit of $280.0 million and $270.7 million as of September 30, 2024, and December 31, 2023, respectively. We will require substantial future capital in order to continue operating our business, conduct research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all our product candidates.

To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, decrease expenses and raise additional funding. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 2, 2024, the Company closed on a public offering of 80,000 units, with each unit consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, one Class E Warrant with each warrant entitled to purchase one share of common stock, and one Class F Warrant with each warrant entitled to purchase one share of common stock. Each unit was sold at a public offering price of $50.00 resulting in gross proceeds to the Company of $4 million before deducting offering fees and expenses. The Class E and Class F Warrants were immediately exercisable at a price of $50.00 per share. The Class E Warrants expire five years from the date of issuance and the Class F Warrants expire eighteen months from the date of issuance. Of the $4.0 million of gross proceeds, approximately $0.6 million were allocated to common stock and prefunded warrants ($0.5 million net of offering costs) and approximately $3.4 million were allocated to derivative liabilities (with approximately $0.5 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

On March 26, 2024, the Company closed on a public offering of 142,000 shares of the Company’s common stock, (the “March 26 Offering”). Each Share was sold at a public offering price of $9.40. The aggregate proceeds to the Company from the March 26 Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

On April 5, 2024, the Company closed on a public offering of 358,000 shares of the Company’s common stock, (the “April 5 Offering”). Each Share was sold at a public offering price of $4.20. The aggregate proceeds to the Company from the April 5 Offering were approximately $1.5 million before deducting placement agent fees and other offering expenses payable by the Company.

On February 25, 2021, the Company, entered into an Equity Distribution Agreement (the “ATM Agreement”) with Maxim Group LLC (the “Agent”), as sales agent, as amended on January 10, 2023 and October 12, 2023, pursuant to which the Company could offer and sell shares of the Company’s common stock, par value $0.01 per share (the “Shares”), initially up to an aggregate offering price of $15,000,000, from time to time in an at-the-market public offering. On March 22, 2024, the Company suspended sales under the ATM Agreement and terminated the continuous offering. On July 11, 2024, the Company filed a Prospectus Supplement with the SEC adjusting the amount available for sale under the ATM Agreement to $3.1 million and shortly thereafter begin offering and selling Shares under the ATM Agreement to the public. During the three months ended September 2024, 595,560 Shares were sold under the ATM Agreement for gross proceeds of approximately $3.1 million. During the nine months ended September 30, 2024, 602,357 Shares were sold under the ATM Agreement for gross proceeds of approximately $3.7 million. Because the Company is subject to General Instruction I.B.6 of Form S-3, it is restricted from selling securities in a public primary offering with a value exceeding one-third of its public float (the market value of our common stock held by our non-affiliates) in any 12-month period so long as its public float remains below $75.0 million. As of September 30, 2024, there was no capacity to offer and sell Shares under the ATM Agreement.

On June 11, 2024, the Company received formal notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has evidenced compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The Company remains subject to a “Mandatory Panel Monitor,” as that term is defined in Listing Rule 5815(d)(4)(B), for a period of one year from June 11, 2024. If, within the one-year period, the Company fails to satisfy the minimum $1.00 closing bid price threshold for 30 consecutive business days, Nasdaq will issue a delist determination rather than provide the Company with a grace period to regain compliance with the Bid Price Rule. In that event, the Company would have the opportunity to request a new hearing to address the deficiency.

We are actively seeking opportunities to raise additional equity and/or debt financing. However, such funding is not guaranteed and may not be available to the Company on favorable or acceptable terms and may involve significant restrictive covenants. Any additional equity financing, if available to the Company, will most likely be dilutive to its current stockholders. If the Company is not able to obtain additional debt or equity financing on a timely basis, the impact on the Company will be material and adverse.

The Board of Directors, together with management, is performing an ongoing evaluation of the Company’s business strategy and focus. On August 1, 2024, the board of directors appointed Eric Olson to the office of Chief Executive Officer and President to lead the evaluation process. The Board of Directors also entered into an engagement agreement with Ascendiant Partners to evaluate strategic transactions including, but not limited to, acquisitions, strategic partnerships, sell of business divisions, and reverse merger opportunities.

An option being evaluated is a change in strategic emphasis to advancements in the medical device sector. Historically engaged in both industrial and biomedical applications, SINTX would prioritize the development and commercialization of innovative medical devices, leveraging our expertise in advanced ceramics and biomaterials. Such a renewed focus would align with a commitment to improving patient outcomes through the creation of products designed for surgical, orthopedic, and other specialized medical applications. We would concentrate our resources on high-growth areas within the healthcare sector where our proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility.

Through this transformation, SINTX’s aim would be to deliver meaningful innovations to the medical community. Our current research and development pipeline is centered on medical-grade devices that incorporate antimicrobial properties, enhanced imaging capabilities, and durability under physiological conditions, which are critical for orthopedic implants, spinal fusion devices, and other surgical tools. If we transition away from industrial applications, we anticipate this strategic shift will enable us to better serve the medical sector, address critical unmet needs, and position SINTX as a leading provider in the medical device market. By focusing on partnerships and collaborations with healthcare institutions and industry leaders, SINTX is positioned to expand its footprint in the medical device sector and drive shareholder value through sustainable, high-impact innovations, however, such a transition has not been approved by the Board of Directors, nor can such approval or successful transition be assured.

SINTX Technologies has initiated discussions with the leaseholder for our Centerpointe location in Salt Lake City, Utah to explore options for reducing the Company’s overall lease liability. This action aligns with our broader strategy to streamline operating expenses and the option to reallocate resources towards growth initiatives in the medical device sector. While these discussions reflect our commitment to financial optimization, there can be no assurance that negotiations will lead to a reduction in the existing lease liability. The outcome of these discussions remains uncertain, and SINTX will continue to evaluate additional measures to manage long-term obligations in alignment with our strategic objectives.

On August 8, 2024, the Board of Directors approved a plan to implement a Company-wide reduction in the workforce. This decision is part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs. The reduction in force reduced the number of employees of the Company from 40 to 23. During the three months ended September 30, 2024, the Company recorded expenses of approximately $407,000 associated with the reduction in workforce.

On August 12, 2024, the Board of Directors of the Company approved a plan to cease efforts to make the armor plant operational. This decision was made to streamline operations and focus on core business areas that align with the Company’s long-term strategic goals. The armor plant has not been fully operational since the acquisition of the armor equipment in July 2021 and has been completely shut down since October 2023 due to the malfunctioning of the sintering furnace. In connection with this decision the Company incurred an impairment charge of approximately $4.5 million during the three months ended September 30, 2024. This charge primarily relates to the write-down of certain long-lived assets associated with the armor plant to their estimated fair value.

The Company’s insurance carrier has determined that a covered loss occurred when the sintering furnace malfunctioned, and coverage is available for the Company’s repair of the sintering furnace. However, the Company’s efforts to fully repair the damaged furnace continue to be delayed. Management will work with the insurance company to continue to fund the repair of the furnace. When the furnace is fully repaired, management intends to sell the furnace, and related equipment, to a third party. However, the full repair and sale of the furnace, and related equipment, cannot be assured. Therefore, in the calculation of the $4.5 million estimated impairment charge, management has assumed no proceeds will be received from a potential sale of the furnace and related equipment.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(7,518)	$(10,987)
Net cash used in investing activities	(204)	(439)
Net cash provided by financing activities	9,196	11,400
Net increase (decrease) in cash	$1,474	$(26)

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.5 million during the nine months ended September 30, 2024, compared to $11.0 million used during the nine months ended September 30, 2023, a decrease of $3.5 million. The decrease in the net loss from operations, and related non-cash add backs to the net loss, was $2.6 million from 2024 when compared to 2023. The decrease in cash used for operating activities during 2024 was primarily due to the $2.6 million mentioned above plus changes in the movement of working capital items during 2024 as compared to the same period in 2023 as follows: a $0.5 million decrease in cash used for inventory, a $0.5 million decrease in cash used in prepaid expenses, a $0.4 million decrease in cash used in other liabilities, a $0.3 million decrease in accounts receivable, a $0.2 million decrease in payments on operating lease liability, all offset by a $1.0 million increase in cash used in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million during the nine months ended September 30, 2024, compared to $0.4 million used during the nine months ended September 30, 2023, a decrease of $0.2 million. The decrease in cash used for investing activities during 2024 was primarily due to a $0.3 million increase in proceeds from notes receivable, offset by a $0.1 increase in the purchase of property and equipment.

Net Cash Provided by Financing Activities

There was $9.2 million in cash provided by financing activities during the nine months ended September 30, 2024, compared to $11.4 million in cash provided by financing activities during the same period in 2023. The $2.2 million decrease to net cash provided by financing activities was primarily attributable to a decrease in proceeds from issuance of warrant derivative liabilities of $3.3 million a $0.1 million increase in payments on debt offset by an increase in proceeds from issuance of common stock of $1.2 million.

Indebtedness

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bore interest at a rate of 3.75% per annum. The Business Loan was secured by a general security interest in all of the assets of TA&T. The Business Loan contained other standard provisions that are customary of loans of this type. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at September 30, 2024.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the “Personal Loans”). The total amount of the Personal Loans at September 30, 2022, was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022, and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. The related party debt was paid in full during the third quarter of 2024 and there was no outstanding balance at September 30, 2024.

Wells Fargo Line of Credit

Prior to SINTX’s acquisition of TA&T, TA&T entered into a revolving line of credit with Wells Fargo. As of September 30, 2024, the line of credit with Wells Fargo had no outstanding balance and the account has been closed.

Insurance Premium Finance Arrangements

In March 2024, in connection with securing Director and Officer professional liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $40,000 up front toward the insurance premium and financed approximately $239,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.510%. As of September 30, 2024, there was an outstanding balance of $70,000.

In June 2024, in connection with securing commercial liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.75%. As of September 30, 2024, there was an outstanding balance of $64,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to those policies for the nine months ended September 30, 2024. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2024. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company may not be successful in its efforts to transition it focus to advancements in the medical device sector

The Company is focusing its strategic efforts to emphasize advancements in the medical device sector. SINTX is now prioritizing the development and commercialization of innovative medical devices, leveraging our expertise in advanced ceramics and biomaterials. There can be no assurance that SINTX will be successful in these efforts. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

Our success will depend on our acquiring revenue generating assets. We may not be successful in acquiring revenue generating assets which will impact our ability fund operations.

To accelerate this transformation, SINTX is also actively exploring the acquisition of revenue-generating assets that will strengthen our position in the medical device field. These acquisitions are aimed at diversifying our product offerings, expanding market reach, Further, Ascendiant Capital Markets, LLC was retained to assist in identifying strategic business opportunities that align with our renewed focus on the medical device sector. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

The delay in the divesture of our armor, aerospace and defense segments could delay development of our medical device focus resulting in a delay in future revenue.

We are pursuing the sale of our armor, aerospace, and defense segments, Divesting these industrial applications will allow us to reallocate resources and capital toward the high-growth medical device sector. Any delay in such divestitures will impact adversely on our reallocation of resources and capital toward the medical device sector. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

The August 8, 2024 reduction in force may result in the Company not having the necessary personnel to pursue its strategic objectives.

On August 8, 2024, the Board of Directors approved a plan to implement a Company-wide reduction in the workforce. This decision is part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs. The reduction in force reduced the number of employees of the Company from 40 to 23. As a result we may not have sufficient personnel to effectuate our business strategy. The members of our current senior management team may not be able to successfully implement our strategy. There are no assurances that the services of any of these individuals will be available to us for any specified period of time. The successful integration of our senior management team, the loss of members of our senior management team, engineering team and key external advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations.

Additional information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 27, 2024.

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

SINTX Technologies, Inc.

Date: November 12, 2024	/s/ Eric Olson
Eric Olson
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

