Form 10-K
period 2024-12-31
Sintx Technologies, Inc.
filed 2025-03-19
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,592,025.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 11, 2025 was 2,515,179.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act. Accordingly, we file periodic reports and other information with the SEC. We will make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, https://sintx.com/investorsv2/ as soon as reasonably practicable after electronically filing such materials with the SEC. They may also be obtained free of charge by writing to SINTX Technologies, Inc., Attn: Investor Relations, 1885 West 2100 South, Salt Lake City, UT 84119. In addition, copies of these reports may be obtained through the SEC’s website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

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

Overview – SINTX Technologies

SINTX Technologies is an advanced ceramics company formed in December 1996, focused on providing biomedical solutions for medical devices. We have grown from focusing primarily on the research, development and commercialization of medical devices manufactured with silicon nitride to becoming an advanced ceramics company engaged in diverse fields, including biomedical and antipathogenic applications. This diversification enables us to focus on our core competencies which are the manufacturing, research, and development of products comprised from advanced ceramic materials. We seek to connect with new customers, partners and manufacturers to help them realize the goal of leveraging our expertise in advanced ceramics to create new, innovative products across these sectors.

SINTX Core Business

Biomedical Applications: Since its inception, SINTX has been focused on medical grade silicon nitride. SINTX biomedical products have been shown to be biocompatible, bioactive, antipathogenic, and to have superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the U.S., Europe, South America and Asia. This established use, along with its inherent resistance to bacterial adhesion and bone affinity suggests that it may also be suitable in other fusion device applications such as arthroplasty implants, foot wedges, and dental implants. Bacterial infection of any biomaterial implants is always a concern. SINTX silicon nitride has been shown to be resistant to bacterial colonization and biofilm formation, making it antibacterial. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

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

Our Products

Silicon Nitride

To control the quality, cost and availability of our silicon nitride products and product candidates, we operate our own silicon nitride manufacturing facility. Our 31,000 square foot corporate facility includes a 19,000 square foot FDA registered ISO 13485:2016 certified, and AS9100D certified manufacturing space. It is equipped with state-of-the-art powder processing, spray drying, pressing and computerized machining equipment, sintering furnaces, and other testing equipment that enables us to control the entire manufacturing process for our silicon nitride products and product candidates. All operations with the exception of raw material production are performed in-house. We purchase raw materials, consisting of silicon nitride ceramic powder and dopant chemical compounds, from several vendors which are ISO registered and approved by us. These raw materials are characterized and tested in accordance with our specifications and then blended to formulate our silicon nitride. We believe that there are multiple vendors that can supply us these raw materials and we continually monitor the quality and pricing offered by our vendors to ensure high quality and cost-effective supply of these materials.

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

We currently produce silicon nitride for use in our commercial products and product candidates in the following forms:

●	Solid Silicon Nitride. This form of silicon nitride is a fully dense, load-bearing solid which can be used for devices that require high strength, toughness, fracture resistance and low wear. Applications include medical devices – such as interbody spinal fusion implants – and non-medical such as electrical and aerospace components.

●	Porous Silicon Nitride. While this form of silicon nitride has a chemical composition that is identical to that of our monolithic solid silicon nitride, this formulation has a porous structure, which is engineered to mimic cancellous bone, the spongy bone tissue that typically makes up the interior of human bones. Our porous silicon nitride has interconnected pores ranging in size between about 90 and 600 microns, which is similar to that of cancellous bone. This form of silicon nitride can be used for the promotion of bone in-growth and attachment. We believe our porous silicon nitride can act as a substitute for the orthobiologics currently used to fill interbody devices in an effort to stimulate fusion, as a bone void filler, and as a porous scaffold for medical devices.

●	Silicon Nitride Powder. We can produce silicon nitride powder that is osteogenic and antipathogenic. This powder can then be utilized to produce composites or coatings.

●	Composites of Silicon Nitride and PEEK and PEKK. We have demonstrated that it is possible to compound our silicon nitride powder and the polymers PEEK and PEKK and that the ensuing composite material maintains the bioactive properties of silicon nitride. We have engaged academic and commercial partners to assist us in developing this technology and have received NIH grants to assist in advancing this work. This composite material would allow the straightforward 3D printing of complex spine and CMF devices that would be more challenging to manufacture from silicon nitride alone.

●	Silicon Nitride Coating. With a similar chemical composition as our other forms of silicon nitride, this form of silicon nitride can be applied as an adherent coating to metallic substrates, including cobalt-chromium, titanium and steel alloys, polymers, and ceramics. We believe applying an extremely thin layer of silicon nitride as a coating may provide a highly wear-resistant articulation surface, such as on femoral heads, which may reduce problems associated with metal or polymer wear debris. We also believe that the silicon nitride coating can be applied to devices that require firm fixation and functional connections between the device or implant and the surrounding tissue, such as hip stems and screws. The use of silicon nitride coating may also create an antibacterial, antiviral, and antifungal barrier between the device and the adjacent bone or tissue. We are currently evaluating several different coating technologies.

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

We are leveraging our proprietary Silicon Nitride (SiN) and Polyether Ether Ketone (PEEK) formulation to advance AI designed 3D printing capabilities for Custom and Patient-Specific medical implants. This innovative material combination integrates the superior biocompatibility, osteointegration, and antimicrobial properties of Silicon Nitride with the strength, durability, and radiolucency of PEEK, resulting in next-generation implants that enhance mechanical performance, reduce infection risks, and improve imaging compatibility.

The demand for personalized implants is growing as surgeons seek optimized solutions tailored to individual patient anatomy, improving surgical outcomes and reducing complications. Additionally, the regulatory pathway for custom and patient-specific medical devices is significantly more streamlined than traditional premarket approval (PMA) or even 510(k) clearance routes. Under the FDA’s existing framework, many patient-matched implants can be commercialized through the Custom Device Exemption (CDE) pathway or through rapid 510(k) clearances, expediting market entry and adoption.

The benefits of AI designed 3D-printed SiN/PEEK implants extend across the entire healthcare ecosystem. For hospitals, these implants can reduce hospital stays and operative times related to traditional Custom implant manufacturing. It may also lower the costs associated with revision surgeries and improve patient satisfaction scores.

Physicians benefit from precision-engineered implants that enhance surgical predictability and performance, minimizing intraoperative adjustments. As well as accurate intraoperative placement of the implants because of radiolucency of SiN/PEEK. Additionally, the Patients may experience better functional outcomes, faster recovery times, and a reduced risk of complications due to the antimicrobial nature of Silicon Nitride and the superior biomechanical properties of the SiN/PEEK composite.

With its unique expertise and proprietary formulation and advanced manufacturing techniques of SiN/PEEK, we are well-positioned to capitalize on this rapidly expanding market, providing innovative solutions that meet the needs of healthcare providers and patients alike.

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

Market Opportunity

Biomedical

We believe our silicon nitride biomaterial technology platform provides us with numerous competitive advantages in the biomaterials market. We manufacture interbody spinal fusion devices for CTL Amedica and have approximately 3 years remaining of a 10-year exclusive right to continue to manufacture them for CTL Amedica. We are developing products on our own behalf and for third party manufacturers – including CTL – for use as components in spine, total hip and knee joint replacements, as well as dental, foot & ankle, and maxillofacial applications. We believe we can also utilize our silicon nitride technology platform to develop future products in additional medical markets.

We believe that the main drivers for growth within the medical device markets are the following:

●

Introduction of New Technologies. Better performing and longer-lasting biomaterials, improved diagnostics, and advances in surgical procedures allow for surgical intervention earlier in the continuum of care and better outcomes for patients. We believe surgical options using better performing and longer-lasting biomaterials will gain acceptance among surgeons and younger patients and drive accelerated growth and increase the size of the spinal fusion and joint replacement markets. We are leveraging proprietary Silicon Nitride (SiN) and Polyether Ether Ketone (PEEK) formulation to advance AI designed 3D printing capabilities for Custom and Patient-Specific medical implants. This innovative material combination integrates the superior biocompatibility, osteointegration, and antimicrobial properties of Silicon Nitride with the strength, durability, and radiolucency of PEEK, resulting in next-generation implants that enhance mechanical performance, reduce infection risks, and improve imaging compatibility.

●	Favorable and Changing Demographics. With the growing number of elderly people, age-related ailments are expected to rise sharply, which we believe will increase the demand and need for biomaterials and devices with improved performance capabilities. Also, middle-aged and older patients increasingly expect to enjoy active lifestyles, and consequently demand effective treatments for painful spine and joint conditions, including better performing and longer-lasting interbody spinal fusion devices and joint replacements.

●	Market Expansion into New Geographic Areas. We anticipate that demand for biomaterials and the associated medical devices will increase as the applications in which biomaterials are used are introduced to and become more widely accepted in underserved countries, such as South America and Asia.

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

Employees

As of March 1, 2025, we had 20 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties and believe that our relations with our employees are good. None of our employees are represented by labor unions. We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity.

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

We currently have limited committed sources of capital and we have limited liquidity. Our cash and cash equivalents as of December 31, 2024 was $3.6 million. In February 2025 we closed the public offering of $5.0 million of units consisting of shares of common stock, Pre-funded Warrants, and common stock purchase warrants, resulting in net proceeds to us of approximately $3.4 million. We expect our current cash and cash equivalents will be sufficient to fund our operations through the second quarter of 2026. We will require substantial future capital in order to continue to continue operating our business, conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates.

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

We have incurred substantial net losses since our inception. For the years ended December 31, 2024 and 2023 we incurred a net loss of $11.0 million and $8.3 million, respectively, and used cash in operations of $8.6 million and $14.1 million, respectively. We have an accumulated deficit of $281.7 and $270.7 million as of December 31, 2024 and 2023 respectively. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching new products into the market, we expect to continue to incur substantial losses for the foreseeable future as we continue to manufacture products for CTL Medical and other OEM customers and research and develop and seek regulatory approvals for our product candidates.

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

Our success depends on our ability to successfully commercialize advanced ceramic products for biomedical, and antipathogenic applications, which to date have experienced only limited market acceptance.

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

Our 30,764 square foot corporate office and manufacturing facilities are located in Salt Lake City, Utah. We occupy these facilities pursuant to a lease that expires in October 2031. Pursuant to the terms of the lease agreement, we may extend the lease for one additional periods of five years.

We also lease a 10,936 square foot facility located in Salt Lake City, Utah. This facility houses our Armor equipment. We occupy this facility pursuant to a lease that expires in October 2031.

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

Holders of Record

As of December 31, 2024, we had approximately 163 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

We believe our product revenue will increase as we secure opportunities to manufacture third party products with silicon nitride, and as we continue to introduce new products into the market.

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

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2024 and 2023 (dollars, in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Product revenue	$1,246	$1,226	$20	2%
Grant and contract revenue	1,641	1,401	240	17%
Total revenue	2,887	2,627	260	10%
Costs of revenue	811	784	27	3%
Gross profit	2,076	1,843	233	13%
Operating expenses:
Research and development	5,201	8,713	(3,512)	-40%
General and administrative	3,997	4,222	(225)	-5%
Sales and marketing	614	1,137	(523)	-46%
Armor exit costs	4,602	-	4,602	100%
Reduction in force	407	-	407	100%
Grant and contract expense	1,302	1,129	173	15%
Total operating expenses	16,123	15,201	922	6%
Loss from operations	(14,047)	(13,358)	(689)	5%
Other income (expense), net	3,023	5,099	(2,076)	-41%
Net loss before income taxes	(11,024)	(8,259)	(2,765)	33%
Provision for income taxes	-	-	-	-%
Net loss	$(11,024)	$(8,259)	$(2,765)	33%

Product Revenue, Grant and Contract Revenue

Total product revenue remained relatively flat when comparing the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, the Company grant and contract revenue increased $0.2 million or 17% as compared to the same period in 2023.

Costs of Revenue and Gross Profit

Cost of revenue remained relatively flat when comparing the years ended December 31, 2024 and 2023. Gross profit increased $0.2 million, or 13%, as compared to the same period in 2023. This increase was primarily attributed to an increase in grant and contract revenue and a shift in product mix to more profitable products.

Research and Development Expenses

Research and development expenses decreased $3.5 million, or -40%, as compared to the same period in 2023. This decrease was primarily attributable to a decrease in patent expenses, employee wages, product prototypes, and tooling expenses.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million, or -5%, as compared to the same period in 2023. This decrease is primarily due to a decrease in employee wages and recruiting expenses.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.5 million, or -46%, as compared to the same period in 2023. This decrease was primarily attributable to a reduction in employee wages and an overall decrease in costs for outside consulting.

Armor Exit Costs

Armor exit costs increased $4.6 million, or 100%, as compared to the same period in 2023. This increase was primarily attributable to an increase in asset impairment costs at the SINTX Armor facility.

Reduction in Force Expenses

Reduction in force expenses increased $0.4 million, or 100%, as compared to the same period in 2023. This increase was primarily attributable to payroll expenses related to severance and accrued vacation payouts.

Grant and Contract Expenses

Grant and contract expenses increased $0.2 million, or 15%, as compared to the same period in 2023. This increase was primarily attributable to a general increase in grant and contract revenue when compared to the prior year.

Other Income (Expense), Net

Other income decreased $2.1 million, or -41%, as compared to the same period in 2023. This decrease was primarily due to a decrease in the change in the fair value of the derivative liabilities in the amount of $2.8 million, and a $0.1 million increase in gain on disposal of assets offset by $0.8 million in offering costs on derivative liabilities in 2023 with no corresponding amount in 2024.

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

For the years ended December 31, 2024 and 2023, the Company incurred a net loss of $11.0 million and $8.3 million, respectively, and used cash in operations of $8.6 million and $14.1 million, respectively. The Company had an accumulated deficit of $281.7 million and $270.7 million as of December 31, 2024 and 2023, respectively. We will require substantial future capital in order to continue operating our business, conduct research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all our product candidates.

To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, decrease expenses and/ raise additional funding. Whether and when the Company can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

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

On February 20, 2025, entered into a private placement transaction pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors for aggregate gross proceeds of $5.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for general corporate purposes and working capital. H.C. Wainwright & Co. (“Wainwright”), acted as the exclusive placement agent for the Private Placement, which closed on February 25, 2025. As part of the Private Placement, the Company issued (i) 1,171,189 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), (ii) pre-funded warrants to purchase 278,098 shares of Common Stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (iii) warrants to purchase 1,449,287 shares of Common Stock (the “Common Warrants,” together with the Pre-Funded Warrants, the “Warrants”) (the Warrants, together with the Shares and Warrant Shares (as defined below), the “Securities”) with an exercise price of $3.32 per share. The purchase price per share of Common Stock and the associated Common Warrant was $3.45 and the purchase price per Pre-Funded Warrant and associated Common Warrant was $3.4499. The Common Warrants are exercisable immediately and expire five-and one-half years from issuance. The Pre-Funded Warrants are exercisable immediately and terminate when exercised in full.

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

On October 17, 2022, the Company completed a rights offering of units consisting of convertible preferred stock and common stock warrants, resulting in gross proceeds to the Company of approximately $4.7 million, after deducting expenses relating to the offering, including dealer-manager fees and expenses,

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Maxim Group LLC (the “Agent”), as sales agent, as amended on January 10, 2023 and October 12, 2023 , pursuant to which the Company could offer and sell shares of the Company’s common stock, par value $0.01 pershare (the “Shares”), initially up to an aggregate offering price of $15,000,000, from time to time in an at-the-market public offering.

On March 22, 2024, the company suspended sales under the ATM Agreement and terminated the continuous offering. On July 11, 2024, the Company filed a Prospectus Supplement with the SEC adjusting the amount available for sale under the ATM Agreement to $3.1 million and shortly thereafter begin offering and selling Shares under the ATM Agreement to the public. During the year ended December 31, 2024, 602,357 Shares were sold under the ATM Agreement for gross proceeds of approximately $3.7 million. Because the Company is subject to General Instruction I.B.6 of Form S-3, it is restricted from selling securities in a public primary offering with a value exceeding one-third of its public float (the market value of our common stock held by our non-affiliates) in any 12-month period so long as its public float remains below $75.0 million. As of December 31, 2024, there was no capacity to offer and sell Shares under the ATM Agreement.

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

The Company has implemented a change in strategic emphasis to advancements in the medical device sector. Historically engaged in both industrial and biomedical applications, SINTX is prioritizing the development and commercialization of innovative medical devices, leveraging our expertise in advanced ceramics and biomaterials. Such a renewed focus would align with a commitment to improving patient outcomes through the creation of products designed for surgical, orthopedic, and other specialized medical applications. We would concentrate our resources on high-growth areas within the healthcare sector where our proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility.

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

On August 8, 2024, the Board of Directors approved a plan to implement a Company-wide reduction in the workforce. This decision is part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs. The reduction in force reduced the number of employees of the Company from 40 to 23. During the year ended December 31, 2024, the Company recorded expenses of approximately $407,000 associated with the reduction in workforce.

On August 12, 2024, the Board of Directors of the Company approved a plan to cease efforts to make the armor plant operational. This decision was made to streamline operations and focus on core business areas that align with the Company’s long-term strategic goals. The armor plant has not been fully operational since the acquisition of the armor equipment in July 2021 and has been completely shut down since October 2023 due to the malfunctioning of the sintering furnace. In connection with this decision the Company incurred an impairment charge of approximately $4.6 million during the year ended December 31, 2024. This charge primarily relates to the write-down of certain long-lived assets associated with the armor plant to their estimated fair value.

The Company’s insurance carrier has determined that a covered loss occurred when the sintering furnace malfunctioned, and coverage is available for the Company’s repair of the sintering furnace. However, the Company’s efforts to fully repair the damaged furnace continue to be delayed. Management will work with the insurance company to continue to fund the repair of the furnace. When the furnace is fully repaired, management intends to sell the furnace, and related equipment, to a third party. However, the full repair and sale of the furnace, and related equipment, cannot be assured. Therefore, in the calculation of the $4.6 million impairment charge, management has assumed no proceeds will be received from a potential sale of the furnace and related equipment.

Sale of TA&T

On February 19, 2025, we entered into an Entity Acquisition Agreement (the “Agreement”) with Tethon Corporation (“Tethon”), pursuant to which the Company sold to Tethon all of the issued and outstanding shares of Technology Assessment and Transfer, Inc. (“TA&T”), a wholly owned subsidiary of the Company, in exchange for the assumption by Tethon of the outstanding liabilities of TA&T (the “Sale”).

Based on the decrease in expenditures from the reduction in force, sale of TA&T and the increase in cash on February 20, 2025, SINTX management has determined that there is no uncertainty of the Company’s ability to continue as a going concern through at least March 19, 2026 and further analysis of this matter is not deemed necessary for the year ended December 31, 2024.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(8,642)	$(14,115)
Net cash used in investing activities	(194)	(501)
Net cash provided by financing activities	9,094	11,711
Net cash provided (used)	$258	$(2,905)

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.6 million in 2024, compared to $14.1 million used in 2023, a decrease of $5.5 million. The decrease in the net loss from operations, and related non-cash add backs to the net loss, was $3.4 million from 2024 when compared to 2023. The decrease in cash used for operating activities during 2024 was primarily due to the $3.4 million mentioned above plus changes in the movement of working capital items during 2024 as compared to the same period in 2023 as follows: a $0.9 million decrease in cash used in accounts receivable, a $0.7 million decrease in cash used for prepaids, a $0.6 million decrease for inventory, a $0.4 million decrease in cash used in other liabilities, and a $0.2 million decrease in cash used for payments on operating lease liability, all offset by a $0.7 million increase in cash used in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million during 2024, compared to $0.5 million used in investing activities during the same period in 2023, a decrease of $0.3 million. The decrease in cash used in investing activities during 2024 was primarily due to a $0.5 million increase in proceeds from notes receivable, offset by $0.2 million increase in purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $9.1 million during 2024, compared to $11.7 million provided by financing activities during the same period in 2023, a decrease of $2.6 million. This decrease was primarily attributable to a decrease in proceeds from issuance of warrant derivative liabilities of $3.3 million, an increase in payments on debt of $0.2 million, offset by a $0.9 million increase in proceeds from issuance of common stock.

Indebtedness

Business Loan

On July 20, 2021, TA&T, entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bore interest at a rate of 3.75% per annum. The Business Loan was secured by a general security interest in all of the assets of TA&T. The Business Loan contained other standard provisions that are customary of loans of this type. The business loan was paid in full during the first quarter of 2024 and there was no outstanding balance at December 31, 2024.

Insurance Premium Finance Arrangements

In March 2024, in connection with securing Director and Officer professional liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $40,000 up front toward the insurance premium and financed approximately $238,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.510%. The Director and Officer professional liability insurance debt was paid in full during the fourth quarter of 2024 and there was no outstanding balance at December 31, 2024.

In June 2024, in connection with securing commercial liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.75%. As of December 31, 2024, there was an outstanding balance of $32,000.

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

Seasonality and Backlog

Our business is generally not seasonal in nature. The majority of our product revenue is derived from the manufacture and sale of spinal fusion products, used in the treatment of spine disorders, to CTL Medical. We also retained CTL Medical to act as our exclusive broker to offer for sale, and sell, our manufacturing services to third party developers of spinal implants and spinal devices that incorporate silicon nitride technology, which has a remaining term of 3-years. CTL Medical’s sales generally consist of products that are in stock with them or maintained at hospitals or with their sales distributors. Accordingly, we do not have a backlog of sales orders.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to those policies for the year ended December 31, 2024. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our consolidated financial statements.

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

Account and Other Receivables and Allowance for Credit Losses Doubtful Accounts

Financial assets, which potentially subject the Company to credit losses, consist primarily of receivables. We measure expected credit losses of financial assets based on historical loss and other information available to management using type of receivable (commercial, grants or contracts, retainage, or other) and different aging categories (less than 90 days past due, over 90 days past due, over 180 days past due, and financially troubled customers). These expected credit losses are recorded to an allowance for credit losses valuation account that is deducted from receivables to present the net amount expected to be collected on the financial asset on the consolidated balance sheet. Management believes that the historical loss information it has compiled is a reasonable basis on which to determine expected credit losses for trade receivables held as of December 31, 2024, because the composition of the trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time).

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

Long Lived Intangible Assets

The Company evaluates the carrying value of intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2024. As explained above, the Company sold most intangible assets that had a carrying value, retaining the carrying value of only one trademark asset.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2024 and 2023, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2024. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.

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

Management, including our Chief Executive Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting that occurred during 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, and positions with SINTX for each of our directors.

Name	Age	Positions
B. Sonny Bal, M.D.	62	Chairman of the Board of Directors
David W. Truetzel	68	Director
Jeffrey S. White	71	Director
Eric A. Stookey	54	Director
Mark Froimson, M.D.	64	Director
Eric Olson	61	Director, President and Chief Executive Officer

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

B. Sonny Bal, M.D. has served on our Board of Directors since February 2012, as Chairman of our Board of Directors since August 2014. Dr. Bal was a tenured Professor in Orthopaedic Surgery at the University of Missouri, Columbia, and has an extensive history of research into silicon nitride ceramics. He was Adjunct Professor of Material Sciences at Missouri Science and Technology University at Rolla. Dr. Bal is a member of the American Academy of Orthopaedic Surgeons, the American Association of Hip and Knee Surgeons, and the International Society of Technology in Arthroplasty. Dr. Bal received his M.D. degree from Cornell University and an M.B.A. from Northwestern University, a J.D. from the University of Missouri, and a Ph.D. in Engineering from the Kyoto Institute of Technology in Japan. We believe that Dr. Bal’s breadth of experience and scientific expertise in silicon nitride qualifies him to serve as our Chairman.

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

Class I Director — continuing director with a term expiring at the 2027 annual meeting of stockholders.

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

Eric Olson has served as the Company’s Chief Executive Officer and President since August 2024 and as a member of the Board of Directors since November 2024. Prior to being appointed as Chief Executive Officer and President, from June 2022 to August 2024, Mr. Olson, age 61, served as Founder, Chief Executive Officer and Board Member of Foresite Innovations, LLC, a private healthcare innovation and development holding company. From January 2016 to June 2022, Mr. Olson was the founder, President, Chief Executive Officer and Board Member of Predictive Biotech, Inc., which developed the first human stem cell and tissue product (HCT/P) derived from the perinatal tissue. Prior to joining Predictive Biotech, Mr. Olson was the President and Chief Executive Officer for Cupertino based Skeletal Kinetics from December 2014 to January 2016. This Colson & Associates company developed and commercialized synthetic bone substitute products for Orthopedic and Spinal applications. From February 2012 to September 2014, Mr. Olson served as Chief Executive Officer and President and a member of the board of directors of SINTX Technologies (formerly Amedica Corporation). Mr. Olson began his career with London-based Smith & Nephew and has worked in Senior Sales and Marketing leadership roles with Johnson & Johnson, Medtronic and Wright Medical. He earned Bachelor of Science Degrees in Behavioral Science and Health Administration from The University of Utah and completed a Master’s level Hospital Administration Internship Program at the same institution.

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
Eric Olson.	61	President and Chief Executive Officer, Principal Financial Officer
Gregg Homigblum	62	Chief Strategy Officer

The following is a brief summary of the background of each of our executive officers.

Eric Olson has served as the Company’s Chief Executive Officer and President since August 2024 and as a member of the Board of Directors since November 2024. Prior to being appointed as Chief Executive Officer and President, from June 2022 to August 2024, Mr. Olson, age 61, served as Founder, Chief Executive Officer and Board Member of Foresite Innovations, LLC, a private healthcare innovation and development holding company. From January 2016 to June 2022, Mr. Olson was the founder, President, Chief Executive Officer and Board Member of Predictive Biotech, Inc., which developed the first human stem cell and tissue product (HCT/P) derived from the perinatal tissue. Prior to joining Predictive Biotech, Mr. Olson was the President and Chief Executive Officer for Cupertino based Skeletal Kinetics from December 2014 to January 2016. This Colson & Associates company developed and commercialized synthetic bone substitute products for Orthopedic and Spinal applications. From February 2012 to September 2014, Mr. Olson served as Chief Executive Officer and President and a member of the board of directors of SINTX Technologies (formerly Amedica Corporation). Mr. Olson began his career with London-based Smith & Nephew and has worked in Senior Sales and Marketing leadership roles with Johnson & Johnson, Medtronic and Wright Medical. He earned Bachelor of Science Degrees in Behavioral Science and Health Administration from The University of Utah and completed a Master’s level Hospital Administration Internship Program at the same institution.

Gregg Honigblum has served as the Company’s Chief Strategy Officer since November 2024. Prior to being appointed as Chief Strategy Officer, from December 2023 to November 2024 Mr. Honigblum served as a Managing Director for FNEX Capital, LLC, a global leader in Private Securities transaction and investment banking. From June 2021 to December 2023 Mr. Honigblum served as a Managing Director for Westlake Securities, an investment banking firm focused on growth, merger and acquisitions, and capital raising services for middle market companies. From August 2016 to December 2023 Mr. Honigblum was a co-founder and Director for HealthGrowth Capital, LLC specializing in providing capital, strategic advisory services, and a Group Purchasing Organization Platform with large wholesale pharmaceutical distributors. He earned a Bachelor of Arts degree in Economics from the University of Texas at Austin. Mr. Honigblum holds Series 7, 24, and 63 securities licenses.

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

The Board and Committees

Our Board of Directors has five members. The Chairman of the Board and our Chief Executive Officer, B. Sonny Bal, MD, PhD, is a member of the Board and is a full-time employee of SINTX. David W. Truetzel, Eric A. Stookey, Jeffrey S. White, and Mark Froimson are non-employee directors, and the Board has determined that these persons (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board met forty (40) times during the year ended December 31, 2024. All directors attended more than seventy-five percent (75%) of the meetings of the Board and committee meetings of which such director was a member held during 2024.

In accordance with our restated Certificate of Incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following such election. Our directors are divided among the three classes as follows:

●	The Class I directors are Mark Froimson and Eric Olsen, and their terms will expire at the annual meeting of stockholders to be held in 2027.

●	The Class II directors are David W. Truetzel and Eric A. Stookey, and their terms will expire at the 2025 annual meeting of stockholders.

●	The Class III directors are B. Sonny Bal, M.D. and Jeffrey S. White, and their terms will expire at the annual meeting of stockholders to be held in 2026.

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee is currently comprised of the following members: Eric A. Stookey (Chairman), David W. Truetzel and Jeffrey S White. Among other items, the Corporate Governance and Nominating Committee is tasked by the Board to: (1) identify individuals qualified to serve as members of the Board and, recommend individuals to be nominated by the Board for election by the stockholders or to be appointed by the Board to fill vacancies consistent with the criteria approved by the Board; (2) develop and periodically evaluate and recommend changes to SINTX’s Corporate Governance Guidelines and Code of Ethics, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stakeholders; and (3) oversee an annual evaluation of the performance of the Board. The Board has determined that each of the members of the Corporate Governance and Nominating Committee is “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Corporate Governance and Nominating Committee did not meet as a separate committee in 2024, but rather, because the committee is comprised of all three independent directors, governance matters were addressed as necessary in meetings of the Board. The Corporate Governance and Nominating Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Corporate Governance and Nominating Committee.

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

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the Nasdaq Listing Rules. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of the following members: David W. Truetzel (Chairman), Eric A. Stookey and Jeffrey S White. The Audit Committee provides oversight for financial reporting matters, internal controls, and compliance with the Company’s financial policies, and meets with its auditors when appropriate. The Audit Committee did not meet as a separate committee in 2024, but rather, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Board has determined that David W. Truetzel is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee.

Compensation Committee

The Compensation Committee of the Board is comprised of the following members: Jeffrey S. White, (Chairman), David W. Truetzel and Eric A. Stookey. The Board has determined that each of David W. Truetzel, Jeffrey S. White and Eric A. Stookey are “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee recommends to the Board for determination compensation of our executive officers, including the chief executive officer, and addresses salary and benefit matters for other key personnel and employees of the Company. The Compensation Committee met one time as a separate committee in 2024, additionally, because the committee is comprised of all three independent directors, committee matters were addressed as necessary in meetings of the Board. The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee.

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

Summary Compensation Table

The following table sets forth information about certain compensation awarded or paid to our named executive officers for the 2024 and 2023 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Stock Awards	Option Awards	All Other Comp (1)	Total Compensation
Eric Olson	2024	$135,962	$25,000	$-	$-	$-	$33,632	$194,594
Chief Executive Officer	2023	$-	$-	$-	$-	$-	$-	$-

B. Sonny Bal	2024	$253,788	$7,222	$-	$7,716	$19,622	$152,303	$440,651
Chief Executive Officer	2023	$412,692	$36,750	$-	$14,772	$61,367	$11,730	$537,312

David O’Brien	2024	$220,769	$5,510	$-	$3,443	$9,821	$130,281	$369,824
Chief Operating Officer	2023	$367,308	$23,681	$-	$9,405	$41,735	$11,474	$453,602

(1) Amount reflects matching of 401(k) contributions paid by us, severance, vacation payouts, housing expenses, and commuting expenses, unless otherwise noted.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding equity awards held by our named executive officers as of December 31, 2024:

	Number of Securities Underlying Unexercised Options (#)(1)			Option Exercise	Option Expiration	Number of Restricted Stock Units that have not vested	Market value of shares or units of stock that have not vested ($)
Name	Exercisable	Unexercisable		Price	Date
Sonny Bal	3	-	(2)	$9,400	4/21/2030	-	$-
	4	-	(3)	38,600	3/2/2031	-	-
	4	-	(4)	9,800	1/26/2032	-	-
	-	-		-		12	42
						-	-

David O’Brien	3	-	(5)	9,400	4/21/2030	-	-
	3	-	(6)	38,600	3/2/2031	-	-
	3	-	(7)	9,800	1/26/2032	-	-
	-	-		-		8	27

(1)	The options have not been, and may never be, exercised, and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.

(2)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(3)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(4)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(5)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(6)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

(7)	28% of the stock option vests on the one-year anniversary of the date of the grant and 3% per month thereafter.

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

The Company also entered into a Change of Control Agreement (the “Change of Control Agreement”) with Mr. Olson. Among other things, the Change in Control Agreement provides that upon the consummation of a change in control, all outstanding options, restricted stock and other such rights held by the executive will fully vest. Additionally, if a change in control occurs and at any time during the one-year period following the change in control (i) we or our successor terminate the executive’s employment other than for cause (but not including termination due to the executive’s death or disability) or (ii) the executive terminates his employment for good reason, then such executive has the right to receive (i) payment consisting of a lump sum payment equal to one times his highest annual salary with us during the preceding three-year period, including the year of such termination and including bonus payments (measured on a fiscal year basis), but not including any reimbursements and amounts attributable to stock options and other non-cash compensation and (ii) continued health insurance coverage under the Company’s health plan for a period of 12 months following termination. “Change in control” is defined in the Change of Control Agreement as occurring upon: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) becoming the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities representing 50% or more of the total voting power represented by our then outstanding voting securities (excluding securities held by us or our affiliates or any of our employee benefit plans) pursuant to a transaction or a series of related transactions which our board did not approve; (ii) a merger or consolidation of our company, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent at least 50% of the total voting securities or such surviving entity or parent of such corporation outstanding immediately after such merger or consolidation; (iii) the approval by our stockholders of an agreement for the sale or disposition of all or substantially all of our assets; (iv) or a change in the composition of the Board of Directors whereby individuals who were members of the Board of Directors immediately prior to the agreement cease to constitute a majority of the Board of Directors. As defined in the agreements, “cause” means: (i) the executive’s commission of a felony (other than through vicarious liability or through a motor vehicle offense); (ii) the executive’s intentional misconduct that causes material harm to the Company, provided that such misconduct is not rectifiable or remains uncorrected after written notice and a 30-day cure period; (iii) the commission by the executive of an act of fraud, embezzlement or misappropriation of funds; (iv) a material breach by the executive of any material provision of any agreement to which the executive and we are party, which breach is not cured within 30 days after our delivery to the executive of written notice of such breach; or (v) the executive’s refusal to carry out a lawful written directive from our board. “Good reason” as defined in the agreements means, without the executive’s consent: (i) a change in the principal location at which the executive performs his duties to a new work location that is at least 500 miles from the prior location; or (ii) a material change in the executive’s compensation, authority, functions, duties or responsibilities, which would cause his position with us to become of less responsibility, importance or scope than his prior position, provided, however, that such material change is not in connection with the termination of the executive’s employment with us for any reason.

In the event that an officer entitled to receive or receives payment or benefit under the Change in Control Agreements described above, or under any other plan, agreement or arrangement with us, or any person whose action results in a change in control or any other person affiliated with us and it is determined that the total amount of payments will be subject to excise tax under Section 4999 of the Internal Revenue Code, or any similar successor provisions, we will be obligated to pay such officer a “gross up” payment to cover all taxes, including any excise tax and any interest or penalties imposed with respect to such taxes due to such payment. Under the Agreement, Mr. Olson’s receipt of such severance payments is subject to his execution and delivery of a general release of claims in favor of the Company.

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

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2024 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(6)	Total ($)
Sonny Bal (1)	$16,667	$-	$-	$16,667
David W. Truetzel (2)	120,000	-	-	120,000
Jeffrey S. White (3)	40,000	-	-	40,000
Eric A. Stookey (4)	40,000	-	-	40,000
Mark Froimson (5)	$40,000	$-	$-	$40,000

(1)	As of December 31, 2024 Mr. Bal had 15 option awards outstanding.

(2)	As of December 31, 2024 Mr. Truetzel had 5 option awards outstanding.

(3)	As of December 31, 2024 Mr. White had 5 option awards outstanding.

(4)	As of December 31, 2024 Mr. Stookey had 5 option awards outstanding.

(5)	As of December 31, 2024 Mr. Froimson had 4 option awards outstanding.

(6)	The amounts in this column do not reflect compensation actually received by our non-employee directors nor do they reflect the actual value that will be recognized by the non-employee directors. Instead, the amounts reflect the aggregate grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) 718 of awards of stock options made to non-employee directors for the fiscal year ended December 31, 2024 but excludes an estimate for forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

The following compensation schedule sets forth compensation for non-employee directors (paid on a quarterly basis) as approved by the Board:

●	Annual Retainer of $40,000 paid in 12 equal monthly installments of $3,333 each;

●	$1,000 for each board and committee meeting attended in person;

●	$500 for each board and committee meeting attended via telephone or other remote medium; and

●	Reimbursement of reasonable expenses as supported by documentation and receipts.

A new Board appointee receives an award of 400 stock options upon appointment. Further, each non-employee member of the Board is awarded an option grant for 150 stock options on an annual basis.

The chair of the Audit Committee is paid an annual retainer of $120,000 payable in monthly increments of $10,000 each.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024 relating to all of our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	72	(1)	$19,546	(2)	333,706
Equity compensation plans not approved by Stockholders	-		-		-
Total	72	(1)	$19,546	(2)	333,706

(1)	Includes options outstanding under our 2020 Equity Incentive Plan.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

2020 Equity Incentive Plan

The 2020 Plan provides for the grant of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and performance share awards to employees, officers, consultants, advisors, non-employee directors and independent contractors designated by either the board of directors of the Company or if so authorized by the board of directors, the Compensation Committee (the “Committee”) of the Board of Directors. Under the 2020 Plan, the maximum number of shares of common stock which may be issued, subject to adjustment as described below, is 333,745 shares of common stock, which includes 25 shares that were forfeited or reacquired by the Company due to termination or cancellation of the awards and are now part of the total number of shares of common stock permitted to be granted under the 2020 Plan. For stock options and SARs, the aggregate number of shares with respect to which such awards are exercisable, rather than the number of shares actually issued upon exercise, will be counted against the number of shares available for awards under the 2020 Plan. If awards under the 2020 Plan expire or otherwise terminate without being exercised, the shares not acquired pursuant to such awards again become available for issuance under the 2020 Plan in accordance with its terms. However, under the following circumstances, shares will not again be available for issuance under the 2020 Plan: (i) shares unissued due to a “net exercise” of a stock option, (ii) any shares withheld, or shares tendered to satisfy tax withholding obligations with respect to a stock option or SAR, (iii) shares covered by a SAR that is not settled in shares upon exercise and (iv) shares repurchased using stock option exercise proceeds.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2025 by:

●	each of our current directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group;

●	each stockholder known by us to own beneficially more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2025, pursuant to the exercise or vesting of options or warrants or conversion of convertible promissory notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of shares beneficially owned is based on 2,515,179 shares issued and outstanding on March 1, 2025.

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

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Five Percent Stockholders:
none
Directors and Named Executive Officers:
B. Sonny Bal, M.D. (1)	22	*
David W. Truetzel (2)	5	*
Jeffrey S. White (3)	5	*
Eric A. Stookey (4)	5	*
David O’Brien (5)	22	*
Mark Froimson, M.D. (6)	4	*
All executive officers and directors as a group (6 persons)	63	*

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.

(1)	Represents 7 shares of Common Stock and options to purchase 15 shares of Common Stock that are currently exercisable within 60 days of March 1, 2025.

(2)	Represents options to purchase 5 shares of Common Stock that are currently exercisable within 60 days of March 1, 2025.

(3)	Represents options to purchase 5 shares of Common Stock that are currently exercisable within 60 days of March 1, 2025.

(4)	Represents options to purchase 5 shares of Common Stock that are currently exercisable within 60 days of March 1, 2025.

(5)	Represents 7 shares of Common Stock, and options to purchase 15 shares of Common Stock that are currently exercisable within 60 days of March 1, 2025

(6)	Represents options to purchase 4 shares of Common Stock that are currently exercisable within 60 days of March 1, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

We have not entered into any transactions since January 1, 2024 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock, on an as converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Executive and Director Compensation.”

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

The aggregate fees and expenses incurred from our principal accounting firm, Tanner LLC, for fiscal years ended December 31, 2024 and 2023, were as follows (in thousands):

	Year Ended December 31 , 2024	Year Ended December 31, 2023
Audit fees	$247,382	$209,666
Audit related fees	109,238	150,253
Total Fees	$356,620	$359,919

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Asset Purchase Agreement by and among Amedica Corporation, CTL Corporation and US Spine Inc. dated as of September 5, 2018		Form 8-K (Exhibit 2.1)	10/5/18	001-33624

2.2+†	Asset Purchase Agreement by and among SINTX Technologies, Inc. and B4C, LLC, dated July 20, 2021.		Form 8-K (Exhibit 2.1)	7/26/21	001-33624

2.3†	Stock Purchase Agreement		Form 8-K (Exhibit 2.1)	7/6/22	001-33624

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	11/16/17	001-33624

3.1.3	Certificate of Designation of Series B Preferred Stock		Form 8-K (Exhibit 3.1)	5/15/18	001-33624

3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	11/02/18	001-33624

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	7/26/19	001-33624

3.1.6	Certificate of Designation of Series C Preferred Stock		Form 8-K (Exhibit 3.1)	2/07/20	001-33624

3.1.7	Certificate of Designation of Series D Preferred Stock		Form 8-K (Exhibit 3.1)	10/17/22	001-33624

3.1.8	Certificate of Designation of Series E Preferred Stock		Form 8-K (Exhibit 3.1)	10/28/22	001-33624

3.1.9	Certificate of Amendment to the Restated Certificate of Incorporation of Sintx Technologies, Inc.		Form 8-K (Exhibit 3.1)	12/19/22	001-33624

3.1.10	Certificate of Amendment to the Restated Certificate of Incorporation of Sintx Technologies, Inc.		Form 8-K (Exhibit 3.1)	5/23/24	001-33624

3.2	Amended and Restated Bylaws of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	10/01/21	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.2	Form of Common Stock Warrant		Form S-1/A	1/15/20	333-234438

4.3	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC, dated February 6, 2020		Form 8-K (Exhibit 10.1)	2/07/20	001-33624

4.4	Warrant Issued to Maxim Group LLC on February 6, 2020		Form 8-K (Exhibit 4.1)	2/07/20	001-33624

4.5	Warrant Issued to Ascendiant Capital Markets, LLC on February 6, 2020		Form 8-K (Exhibit 4.2)	2/07/20	001-33624

4.6	Form of Indenture		Form S-3 (Exhibit 4.2)	3/25/19	333-230492

4.7	Dealer Manager Warrants issued to Maxim Group LLC on October 17, 2022		Form 8-K (Exhibit 4.1)	10/17/22	001-33624

4.8	Dealer Manager Warrants issued to Ascendiant Capital Markets, LLC on October 17, 2022		Form 8-K (Exhibit 4.2)	10/17/22	001-33624

4.9	Form of Class A Warrant		Form 8-K (Exhibit 4.3)	10/17/22	001-33624

4.10	Form of Class B Warrant		Form 8-K (Exhibit 4.4)	10/17/22	001-33624

4.11	Form of Class C Warrant		Form S-1 (Exhibit 4.13)	2/7/23	333-269475

4.12	Form of Pre-Funded Warrant		Form S-1 (Exhibit 4.14)	2/6/23	333-269475

4.13	Form of Class D Warrant		Form S-1 (Exhibit 4.15)	2/7/23	333-269475

4.14	Form of Placement Agent Warrant		Form S-1 (Exhibit 4.16)	2/6/23	333-269475

4.15	Warrant Agency Agreement		Form 8-K (Exhibit 4.5)	2/9/23	001-33624

4.16	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	2/2/24	001-33624

4.17	Form of Class E Warrant		Form 8-K (Exhibit 4.2)	2/2/24	001-33624

4.18	Form of Class F Warrant		Form 8-K (Exhibit 4.3)	2/2/24	001-33624

4.19	Form of Placement Agent Warrant		Form 8-K (Exhibit 4.4)	2/2/24	001-33624

4.20	Form of Warrant Agency Agreement		Form 8-K (Exhibit 4.5)	2/2/24	001-33624

4.21	Form of Senior Indenture, to be entered into between the Registrant and the trustee designated therein		Form S-3 (Exhibit 4.14)	10/12/23	333-274951

4.22	Form of Subordinated Indenture, to be entered into between the Registrant and the trustee designated therein		Form S-3 (Exhibit 4.16)	10/12/23	333-274951

4.23	Description of Registrant’s Securities	X

10.1	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009		Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.2	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012		Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.3	Form of Change of Control Agreement*		Form 8-K (Exhibit 10.1)	7/22/15	001-33624

10.4	Form of Indemnification Agreement by and between the Registrant and its officers and directors		Amendment No. 2 Form S-1 (Exhibit 10.14)	12/20/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.5	Exchange Agreement dated April 4, 2016, by and among SINTX Corporation and Riverside Merchant Partners, LLC		Form 8-K (Exhibit 10.2)	4/05/16	001-33624

10.6	Form of Warrant Amendment Agreement		Form S-1 (Exhibit 10.26)	4/26/18	333-223032

10.7	Amendment to Centrepointe Business Park Lease Agreement, dated June 7, 2019, between SINTX Technologies, Inc. and Centrepointe Properties, LLC.		Form 8-K (Exhibit 10.1)	6/10/19	001-33624

10.8	Promissory Note issued by CTL Corporation in favor of Amedica Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.1)	10/5/18	001-33624

10.9	Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.2)	10/5/18	001-33624

10.10	Guaranty between Amedica Corporation and Daniel Chon dated as of October 1, 2018.		Form 8-K (Exhibit 10.3)	10/5/18	001-33624

10.11	ROFN Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		From 8-K (Exhibit 10.4)	10/5/18	001-33624

10.12	Promissory Note, dated April 28, 2020 between SINTX Technologies, Inc. and First State Community Bank.		Form 8-K (Exhibit 10.1)	4/30/20	001-33624

10.13	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	6/29/20	001-33624

10.14	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	6/29/20	001-33624

10.15	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	7/20/20	001-33624

10.16	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	7/20/20	001-33624

10.17	Form of Share Purchase Agreement		Form 8-K (Exhibit 99.1)	8/6/20	001-33624

10.18	Placement Agency Agreement		Form 8-K (Exhibit 99.2)	8/6/20	001-33624

10.19	Form of Indenture		Form S-3 (Exhibit 4.18)	10/2/20	333-249267

10.20	Equity Distribution Agreement, dated as of February 25, 2021, by and between SINTX Technologies, Inc. and Maxim Group LLC		Form 8-K (Exhibit 10.1)	2/26/20	001-33624

10.21	2020 Equity Incentive Plan		Defn 14a Proxy Statement	7/10/2020	001-33624

10.22	Form of Warrant Agency Agreement between SINTX Technologies, Inc. and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 10.1)	10/17/22	001-33624

10.23	Amendment to Equity Distribution Agreement, dated as of January 10, 2023 by and between SINTX Technologies, Inc., and Maxim Group LLC		Form 8-K (Exhibit 10.1)	1/13/23

10.24	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	2/9/23	001-33624

10.25	Form of Placement Agent Agreement		Form S-1 (Exhibit 10.25)	2/6/23	333-269475

10.26	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	2/2/24	001-33624

10.27	Form of Placement Agency Agreement		Form 8-K (Exhibit 10.2)	2/2/24	001-33624

10.28	Form of Stock Purchase Agreement		Form 8-K (Exhibit 10.1)	3/26/24	001-33624

10.29	Form of Placement Agency Agreement		Form 8-K (Exhibit 10.2)	3/26/24	001-33624

10.30	Form of Stock Purchase Agreement		Form 8-K (Exhibit 10.1)	4/4/24	001-33624

10.31	Form of Placement Agency Agreement		Form 8-K (Exhibit 10.2)	4/4/24	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

19	Insider Trading Policy	X

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm, Tanner LLC	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002	X

97	SINTX Technologies, Inc. Clawback Policy		Form 10-K (Exhibit 97)	3/27/24	001-33624

101 SCH	Inline XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract of compensatory plan or arrangement
+	Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	A portion of this Exhibit has been omitted as it contains information that (i) is not material and (ii) would be competitively harmful if publicly disclosed.

(A)	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: March 19, 2025	/s/ Eric Olson
Eric Olson
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2025	/s/ Eric Olson
Eric Olson., Director

Date: March 19, 2025	/s/ B. Sonny Bal
B. Sonny Bal, M.D., Director

Date: March 19, 2025	/s/ David W. Truetzel
David W. Truetzel, Director

Date: March 19, 2025	/s/ Jeffrey S. White
Jeffrey S. White, Director

Date: March 19, 2025	/s/ Eric A. Stookey
Eric A. Stookey, Director

Date: March 19, 2025	/s/ Mark Froimson
Mark Froimson, M.D., Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

SINTX Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SINTX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
March 18, 2025

SINTX Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$3,598	$3,340
Account and other receivables, net of allowance totaling 61 and 72 respectively	196	685
Prepaid expenses and other current assets	465	539
Inventories	502	888
Other current assets	10	80
Total current assets	4,771	5,532

Inventories, net	465	333
Property and equipment, net	922	4,826
Intangible assets, net	16	21
Operating lease right of use asset	3,159	4,094
Other long-term assets	80	559
Total assets	$9,413	$15,365

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$299	$636
Accrued liabilities	986	1,404
Current portion of long-term debt	32	46
Derivative liabilities	208	304
Current portion of operating lease liability	456	512
Other current liabilities	1	4
Total current liabilities	1,982	2,906

Operating lease liability, net of current portion	3,537	3,687
Total liabilities	5,519	6,593

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 19 and 26 shares issued and outstanding of December 31, 2024 and December 31, 2023 respectively.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of both December 31, 2024 and 2023.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of both December 31, 2024 and 2023.	-	-

Common stock, $0.01 par value, 250,000,000 shares authorized; 1,342,853 and 26,603 shares issued and outstanding as of December 31, 2024 and 2023, respectively.	13	-
Additional paid-in capital	285,619	279,486
Accumulated deficit	(281,738)	(270,714)
Total stockholders’ equity	3,894	8,772
Total liabilities and stockholders’ equity	$9,413	$15,365

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023

Product revenue	$1,246	$1,226
Grant and contract revenue	1,641	1,401
Total revenue	2,887	2,627
Costs of revenue	811	784
Gross profit	2,076	1,843
Operating expenses:
Research and development	5,201	8,713
General and administrative	3,997	4,222
Sales and marketing	614	1,137
Armor exit costs	4,602	-
Reduction in force	407	-
Grant and contract expenses	1,302	1,129
Total operating expenses	16,123	15,201
Loss from operations	(14,047)	(13,358)
Other income (expenses):
Interest expense	(29)	(2)
Interest income	107	135
Gain (loss) on the disposal of assets	(19)	17
Change in fair value of derivative liabilities	3,475	5,718
Offering costs of derivative liabilities	(550)	(786)
Other income (expense)	39	17
Total other income (expense), net	3,023	5,099
Net loss before income taxes	(11,024)	(8,259)
Provision for income taxes	-	-
Net loss	(11,024)	(8,259)
Deemed dividend related to beneficial conversion feature on convertible preferred stock	-	(26)
Net loss attributable to common stockholders	$(11,024)	$(8,285)

Net loss per share – basic and diluted
Basic – net loss	$(14.87)	$(442.08)
Basic – deemed dividend and accretion of a discount on conversion of preferred stock	-	(1.39)
Basic – attributable to common stockholders	$(14.87)	$(443.47)

Diluted – net loss	$(15.19)	$(623.28)
Diluted - deemed dividend and accretion of a discount on conversion of preferred stock	-	(1.19)
Diluted – attributable to common stockholders	$(15.19)	$(624.47)
Weighted average common shares outstanding:
Basic	741,250	18,682
Diluted	744,782	21,786

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2022	283	$-	2,711	$-	$268,159	$(262,455)	$5,704
Stock based compensation	-	-	1	-	291	-	291
Common stock issued for cash, net of cash fees	-	-	15,462	-	4,794	-	4,794
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	383	-	383
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	5,753	-	5,753
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	850	-	-	-	-
Issuance of common stock from the cashless exercise of warrants	-	-	7,468	-	-	-	-
Redemption of preferred stock	(1)	-	-	-	(2)	-	(2)
Issuance of agent warrants	-	-	-	-	108	-	108
Issuance of common stock from the conversion of preferred stock	(26)	-	9	-	-	-	-
Deemed dividend related to the conversion of preferred stock	-	-	-	-	(26)	-	(26)
Deemed dividend related to the conversion of preferred stock	-	-	-	-	26	-	26
Round up shares issued in reverse split	-	-	102	-	-	-	-
Net loss	-	-	-	-	-	(8,259)	(8,259)
Balance as of December 31, 2023	256	-	26,603	-	279,486	(270,714)	8,772

Stock based compensation	-	-	14	-	82	-	82
Common stock issued for cash, net of cash fees	-	-	1,119,357	11	5,644	-	5,655
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	406	-	406
Extinguishment of derivative liability upon exercise of warrant	-	-	-	-	1	-	1
Issuance of common stock from the exercise of warrants for cash	-	-	63,079	1	1	-	2
Redemption of preferred stock	(7)	-	1,833	-	-	-	-
Round up shares issued in reverse split	-	-	131,967	1	(1)	-	-
Net loss	-	-	-	-	-	(11,024)	(11,024)
Balance as of December 31, 2024	249	$-	1,342,853	$13	$285,619	$(281,738)	$3,894

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023

Cash flow from operating activities
Net loss	$(11,024)	$(8,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	842	907
Amortization of right of use asset	537	745
Amortization of intangible assets	5	5
Impairment of Armor	4,602	-
Stock based compensation	82	291
Change in fair value of derivative liabilities	(3,475)	(5,610)
Loss (gain) on disposal of equipment	18	(17)
Credit loss expense (recoveries)	(1)	63
Changes in operating assets and liabilities:
Account and other receivables	490	(420)
Prepaid expenses and other assets	482	(264)
Inventories	72	(485)
Accounts payable and accrued liabilities	(756)	(12)
Other liabilities	(2)	(370)
Payments on operating lease liability	(514)	(689)
Net cash used in operating activities	(8,642)	(14,115)
Cash flows from investing activities
Purchase of property and equipment	(690)	(530)
Proceeds from the sale of property and equipment	20	29
Proceeds from notes receivable, net of imputed interest	476	-
Net cash used in investing activities	(194)	(501)
Cash flows from financing activities
Proceeds from issuance of warrant derivative liabilities	3,366	6,650
Proceeds from issuance of common stock and prefunded warrants, net of cash fees	6,075	5,177
Proceeds from issuance of common stock in connection with exercise of warrants	2	-
Redemption of preferred stock Series E	-	(2)
Principal payment on debt	(349)	(114)
Net cash provided by financing activities	9,094	11,711
Net increase (decrease) in cash and cash equivalents	258	(2,905)
Cash and cash equivalents at beginning of year	3,340	6,245
Cash and cash equivalents at end of year	$3,598	$3,340

	Years Ended December 31,
	2024	2023
Noncash investing and financing activities
Reduction of derivative liability upon exercise of warrants	$1	$5,753
Right of use asset for amended lease liability – increase	-	2,504
Right-of-use assets and assumption of operating lease liability	-	114
Issuance of common stock for the cashless exercise of warrants	-	15
Issuance of prefunded warrants	-	2
Right of use asset for amended lease liability – decrease	307	(89)
Debt issued for prepaid insurance	335	-
Agent warrant offering cost allocated to equity	13	-

Supplemental cash flow information
Cash paid for interest	$29	$21

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”) and Technology Assessment and Transfer, Inc. (TA&T), which are collectively referred to as “we” or “the Company”. SINTX is an advanced ceramics company formed in December 1996, focused on providing solutions in a variety of diverse fields, including biomedical, technical, and antipathogenic applications. SINTX is a company that has grown over time from focusing on the research and development of silicon nitride for use in human interbody implants to becoming an advanced ceramics company engaged in many different fields. The core strength of the Company is the manufacturing, research, and development of advanced ceramics for external partners. The Company presently manufactures subtractive and additive forms of various ceramic and ceramic composite materials including silicon nitride and carbide, zirconia and alumina. SINTX has also become expert in developing proprietary powders, compounds, resins, and filaments for use in additive manufacturing along with production of finished individual components in its Salt Lake City and Maryland facilities. The SINTX Salt Lake City facility is registered with the FDA, is cGMP and ANVISA RDC 665 compliant, as well as being ISO 9001:2015, ISO 13485:2016 certified, and ASD9100D certified. The Company’s products are primarily sold in the United States.

The Company has historically been focused on building revenue generating opportunities in three business industries - antipathogenic, technical, and biomedical – connecting with current and new customers, partners and manufacturers to help realize the goal of leveraging expertise in high-tech ceramics to create new, innovative opportunities across these sectors.

The Company’s initial focus was the development and commercialization of products made from silicon nitride for use in spinal fusion and hip and knee replacement applications. SINTX believes it is the first and only manufacturer to use silicon nitride in medical applications primarily focused on spine fusion therapies. Since then, we have developed other medical device applications for our silicon nitride technology as well as utilized our expertise in the use of ceramic materials in other applications. In July 2021, the Company acquired the equipment and obtained certain proprietary know-how rights with the intention of developing, manufacturing, and commercializing protective armor from boron carbide and a composite material of silicon carbide and boron carbide for military, law enforcement and civilian uses. The armor plant has not been fully operational since the acquisition and the Company incurred an impairment charge of approximately $4.6 million during the year ended December 31, 2024. In June 2022, the Company acquired TA&T, a nearly 40-year-old business with a mission to transition advanced materials and process technologies from a laboratory environment to commercial products and services.

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

For the years ended December 31, 2024 and 2023, the Company incurred a net loss of $11.0 million and $8.3 million, respectively, and used cash in operating activities of $8.6 million and $14.1 million, respectively. The Company had an accumulated deficit of $281.7 million and $270.7 million as of December 31, 2024 and 2023, respectively. We will require substantial future capital in order to continue operating our business, conduct research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all our product candidates.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Maxim Group LLC (the “Agent”) as sales agent, as amended on January 10, 2023 and October 12, 2023, pursuant to which the Company could offer and sell shares of the Company’s common stock, par value $0.01 per share (the “Shares”), initially up to an aggregate offering price of $15,000,000, from time to time in an at-the-market public offering. On March 22, 2024, the Company suspended sales under the ATM Agreement and terminated the continuous offering. On July 11, 2024, the Company filed a Prospectus Supplement with the SEC adjusting the amount available for sale under the ATM Agreement to $3.1 million and shortly thereafter begin offering and selling Shares under the ATM Agreement to the public. During the year ended December 31, 2024, 602,357 Shares were sold under the ATM Agreement for gross proceeds of approximately $3.7 million. Because the Company is subject to General Instruction I.B.6 of Form S-3, it is restricted from selling securities in a public primary offering with a value exceeding one-third of its public float (the market value of our common stock held by our non-affiliates) in any 12-month period so long as its public float remains below $75.0 million. As of December 31, 2024, there was no capacity to offer and sell Shares under the ATM Agreement.

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

On February 20, 2025, the Company entered into a private placement transaction with certain institutional and accredited investors for aggregate gross proceeds of $5.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. As part of the Private Placement, the Company issued 1,171,189 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), pre-funded warrants to purchase 278,098 shares of Common Stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and warrants to purchase 1,449,287 shares of Common Stock (the “Common Warrants,” together with the Pre-Funded Warrants, the “Warrants”) (the Warrants, together with the Shares and Warrant Shares (as defined below), the “Securities”) with an exercise price of $3.32 per share. The purchase price per share of Common Stock and the associated Common Warrant was $3.45 and the purchase price per Pre-Funded Warrant and associated Common Warrant was $3.4499. The Common Warrants are exercisable immediately and expire five-and one-half years from issuance. The Pre-Funded Warrants are exercisable immediately and terminate when exercised in full.

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

On August 8, 2024, the Board of Directors approved a plan to implement a Company-wide reduction in the workforce. This decision is part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs. The reduction in force reduced the number of employees of the Company from 40 to 23. During the year ended December 31, 2024, the Company recorded expenses of approximately $0.4 million associated with the reduction in workforce.

On August 12, 2024, the Board of Directors of the Company approved a plan to cease efforts to make the armor plant operational. This decision was made to streamline operations and focus on core business areas that align with the Company’s long-term strategic goals. The armor plant has not been fully operational since the acquisition of the armor equipment in July 2021 and has been completely shut down since October 2023 due to the malfunctioning of the sintering furnace. In connection with this decision the Company incurred an impairment charge of approximately $4.6 million during the year ended December 31, 2024. This charge primarily relates to the write-down of certain long-lived assets associated with the armor plant to their estimated fair value.

The Company’s insurance carrier has determined that a covered loss occurred when the sintering furnace malfunctioned, and coverage is available for the Company’s repair of the sintering furnace. However, the Company’s efforts to fully repair the damaged furnace continue to be delayed. Management will work with the insurance company to continue to fund the repair of the furnace. When the furnace is fully repaired, management intends to sell the furnace, and related equipment, to a third party. However, the full repair and sale of the furnace, and related equipment, cannot be assured. Therefore, in the calculation of the $4.6 million impairment charge, management has assumed no proceeds will be received from a potential sale of the furnace and related equipment.

Based on the decrease in expenditures from the reduction in force, sale of TA&T and the increase in cash on February 20, 2025, SINTX management has determined that there is no uncertainty of the Company’s ability to continue as a going concern through at least March 19, 2026 and further analysis of this matter is not deemed necessary for the year ended December 31, 2024.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of December 31, 2024, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

As of December 31, 2024, three commercial customers and government agencies represent 54% of the Company’s total revenues and 32% of the Company’s total accounts receivable as of and for the year ended December 31, 2024.

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

Revenues from grants, contracts, and awards provided by governmental agencies are recorded based upon the terms of the specific agreements, which generally provide that revenue is earned when the allowable costs specified in the applicable agreement have been incurred or a milestone has been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required. The duration of the government grants, contracts, and awards varies by government entity as well as phase level. The general duration period during 2024 was 2.3 years.

Grant, contract, and award receivables relate to allowable amounts expended or otherwise incurred or earned in connection with the terms of a grant, contract, or award and for which reimbursement has not yet taken place. As of December 31, 2024, government grants, contracts, and awards accounted for approximately $0.1 million in accounts receivable. To be eligible to receive moneys from government agencies the Company must meet commitments as outlined in the grant, contract, and award agreements.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost for manufactured inventory determined under the standard costs, which approximate actual costs, determined on the first-in first-out (“FIFO”) method. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. The Company reviews the carrying value of inventory on a periodic basis for excess or obsolete items, and records any write-down as a cost of revenue, as necessary. Inventory that is not expected to be utilized within 12 months of December 31, 2024, and 2023, respectively is recorded as long term.

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

Account and Other Receivables and Allowance for Credit Losses

Financial assets, which potentially subject the Company to credit losses, consist primarily of receivables. We measure expected credit losses of financial assets based on historical loss and other information available to management using type of receivable (commercial, grants or contracts, retainage, or other) and different aging categories (less than 90 days past due, over 90 days past due, over 180 days past due, and financially troubled customers). These expected credit losses are recorded to an allowance for credit losses valuation account that is deducted from receivables to present the net amount expected to be collected on the financial asset on the consolidated balance sheet. Management believes that the historical loss information it has compiled is a reasonable basis on which to determine expected credit losses for trade receivables held as of December 31, 2024, because the composition of the trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time).

Long Lived Intangible Assets

The Company evaluates the carrying value of intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2024.

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

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were not significant for each of the years ended December 31, 2024 and 2023.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2024 and 2023, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Net Loss Per Share – Basic and Diluted

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock, options and warrants for the purchase of common stock The Company had potentially dilutive securities, totaling approximately 0.2 million and 0.7 million shares of common stock as of December 31, 2024 and 2023, respectively.

Below are basic and diluted loss per share data for the year ended December 31, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(11,024)	$(291)	$(11,315)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(11,024)	$(291)	$(11,315)

Denominator:
Number of shares used in per common share calculations:	741,250	3,532	744,782

Net loss per common share:
Net loss	$(14.87)	$(82.39)	$(15.19)
Deemed dividend and accretion of a discount	-	-	-
Net loss attributable to common stockholders	$(14.87)	$(82.39)	$(15.19)

Below are basic and diluted loss per share data for the year ended December 31, 2023, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(8,259)	$(5,320)	$(13,579)
Deemed dividend and accretion of a discount	(26)	-	(26)
Net loss attributable to common stockholders	$(8,285)	$(5,320)	$(13,605)

Denominator:
Number of shares used in per common share calculations:	18,682	3,104	21,786

Net loss per common share:
Net loss	$(442.08)	$(1,713.83)	$(623.28)
Deemed dividend and accretion of a discount	(1.39)	-	(1.19)
Net loss attributable to common stockholders	$(443.47)	$(1,713.83)	$(624.47)

2. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2024	2023
Raw materials	$629	$691
WIP	182	426
Finished goods	156	104
	$967	$1,221

Impairment of Armor inventories of $0.2 million was recorded during 2024 related to Armor exit costs, and is included in Armor exit costs in the statement of operations.

3. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	As of December 31,
	2024	2023
Manufacturing and lab equipment	$2,220	$5,597
Leasehold improvements	968	2,034
Software and computer equipment	664	751
Furniture and equipment	118	136
	3,970	8,518
Less: accumulated depreciation	(3,048)	(3,692)
	$922	$4,826

Depreciation expense for 2024 and 2023 was approximately $0.8 million and approximately $0.9 million, respectively. Impairment of property and equipment of $3.7 million was recorded during 2024 related to Armor exit costs, and is included in Armor exit costs in the statement of operations.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Trademarks	$50	$50
Less: accumulated amortization	(34)	(29)
	$16	$21

Amortization expense for 2024 was approximately $5.0 thousand. Amortization expense for 2023 was approximately $5.0 thousand.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of December 31, 2024 and 2023. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024 and 2023.

	Fair Value Measurements as of December 31, 2024 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$-	$-	$208	$208

	Fair Value Measurements as of December 31, 2023 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$-	$-	$304	$304

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2024 and 2023. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023 (in thousands):

Common Stock Warrants
Balance as of December 31, 2023	(5,126)
Issuance of derivatives	(6,650)
Exercise of warrants	5,753
Change in fair value	5,718
Other	1
Balance as of December 31, 2024	$(304)
Issuance of derivatives	(3,366)
Exercise of warrants	1
Change in fair value	3,475
Other	(14)
Balance as of December 31, 2024	$(208)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of December 31, 2024, and 2023, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted-average risk-free interest rate	4.12-4.35%	3.93-4.79%
Weighted-average expected life (in years)	0.10-4.09	1.10-4.12
Expected dividend yield	-%	-%
Weighted average expected volatility	140.0-210.0%	113.1%-125.7%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Payroll and related expenses	$400	$610
Accrued payables	178	163
Other	408	631
	$986	$1,404

7. Debt

Business Loan

On July 20, 2021, TA&T entered into a Loan Authorization and Agreement in the amount of approximately $350,000 (the “Business Loan”). The Company made a one-time $35,000 buy down payment when acquiring the loan. The Business Loan bears interest at a rate of 3.75% per annum. The Business Loan is secured by a general security interest in all of the assets of TA&T. The business loan was paid in full during the first quarter of 2023 and there was no outstanding balance at December 31, 2024.

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the “Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. The related party debt was paid in full during the third quarter of 2024 and there was no outstanding balance at December 31, 2024.

Insurance Premium Finance Arrangements

In March 2024, in connection with securing Director and Officer professional liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $40,000 up front toward the insurance premium and financed approximately $239,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.510%. The Director and Officer professional liability insurance debt was paid in full during the fourth quarter of 2024 and there was no outstanding balance at December 31, 2024.

In June 2024, in connection with securing commercial liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.75%. As of December 31, 2024, there was an outstanding balance of $32,000.

8. Equity

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

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (as amended, the “2021 Distribution Agreement”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell from time to time, shares of the Company’s common stock having an aggregate offering price of up to $15 million through Maxim, as agent. On October 12, 2023, the Company entered into an amendment to the Distribution Agreement, pursuant to which the expiration date of the Distribution Agreement was extended to the earlier of: (i) the sale of shares having an aggregate offering price of $15.0 million, (ii) the termination by either Maxim or the Company upon the provision of fifteen (15) days written notice, or (iii) February 25, 2025. No other changes were made to the terms of the Distribution Agreement. As of December 31, 2024, there have been 12,360 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $1.0 million. As of December 31, 2024, the Company had no funds available for sale under the Distribution Agreement. Maxim may sell the Shares by any method permitted by law deemed to be an “at-the-market” offering (the “ATM”) as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, sales made directly on the Nasdaq Capital Market. We have no obligation to sell any shares under the ATM and may at any time suspend offers under the 2021 Distribution Agreement. Under the terms of the 2021 Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 2.0% of the gross sales price of Shares sold under the 2021 Distribution Agreement. The Company will also reimburse Maxim for certain expenses incurred in connection with the Distribution Agreement and agreed to provide indemnification and contribution to Maxim with respect to certain liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended. The Company currently has registered up to $3.1 million for sale under the Distribution Agreement, pursuant to the Registration Statement on Form S-3 (File No. 333-274951). On July 11, 2024, the Company filed a Prospectus Supplement with the SEC increasing the amount available for sale under the Distribution Agreement to $3.1 million. As of December 31, 2024, there have been 607,920 shares of common stock sold under the 2021 Distribution Agreement for gross proceeds of $4.1 million. Because the company’s public float is less than $75 million, the Company is subject to General Instruction I.B.6 of Form S-3 which limits the amounts that we may sell under the registration statement over a 12-month period to an amount equal to or less than one-third of our public float. The shares of the Company’s common stock to be sold under the Distribution Agreement will be sold and issued pursuant to the Form S-3, as amended, which was previously declared effective by the Securities and Exchange Commission, and the related prospectus and one or more prospectus supplements.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the years ended December 31, 2024 and 2023 is as follows:

		December 31, 2024
		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Price	(Years)	Value
As of December 31, 2023	60	$21,954	6.9	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(24)	3,861,275	-	-
Expired	(1)	891,768,343	-	-
As of December 31, 2024	35	$18,872	5.5	$-
Exercisable at December 31, 2024	35	$24,292	6.1	$-
Vested and expected to vest at December 31, 2024	10	$38,168	5.5	$-

		December 31, 2023
		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Price	(Years)	Value
As of December 31, 2022	60	$46,804	7.9	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of December 31, 2023	60	$21,954	6.9	$-
Exercisable at December 31, 2023	51	$52,298	7.0	$-
Vested and expected to vest at December 31, 2023	49	$21,854	6.9	$-

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

Unrecognized stock-based compensation as of December 31, 2024, is as follows (in thousands):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining of Recognition (in years)
Stock options	$2	0.0
Stock grants	8	1.2

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax expense:

	December 31,
	2024	2023
Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(4.3)%	(5.0)%
Return to provision	0.0%	0.0%
Equity related expenses	(5.6)%	(12.5)%
Change in valuation allowance	30.9%	38.5%
Total income tax expense	0.0%	0.0%

Significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$57,763	$55,797
Stock-based compensation	3,192	3,171
Federal R&D credit	2,222	2,222
Impairment	1,148	-
Accrued expenses	53	121
Capitalized research expenses	3,145	3,083
Intangibles	237	292
Right of use asset/liabilities	32	26
Other	15	18
Total deferred tax assets	67,807	64,730
Deferred tax liabilities:
Depreciation	(431)	(763)

Total deferred tax liabilities	(431)	(763)
Less valuation allowance	(67,376)	(63,967)
Net deferred tax liability	$-	$-

	December 31,
	2024	2023

Pre-tax book income tax at statutory rate	$(2,315)	$(1,734)
State taxes, net of federal benefit	(482)	(414)
Return to provision	-	-
Equity related expenses	(614)	(1,036)
Change in valuation allowance	3,409	3,181
Other	2	3
Total income tax expense	$-	$-

As of December 31, 2024 and 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $231.5 million and $223.6 million, respectively. The federal and state net operating loss carryforwards incurred prior to 2018 will expire from 2024 to 2037 unless previously utilized, and the federal and state net operating loss carryforwards incurred in 2018 and thereafter carry forward indefinitely. Additionally, the Company believes an ownership change has occurred that would trigger the limitation on usage of net operating losses imposed by Internal Revenue Code section 382. Because of this limitation, a significant portion of the net operating losses would more likely than not expire unused.

During the years ended December 31, 2024 and 2023, the Company recognized no amounts related to interest or penalties related to uncertain tax positions. The Company is subject to taxation in the United States and various state jurisdictions. The Company currently has no years under examination by any jurisdiction.

A valuation allowance has been established as realization of such deferred tax assets has not met the more likely-than-not threshold requirement. If the Company’s judgment changes and it is determined that the Company will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be accounted for as a reduction to income tax expense. The tax valuation allowance increased by approximately $3.4 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively.

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

12. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $0.1 million relating to retirement contributions for each of the years ended December 31, 2024 and 2023.

13. Leases

The Company has entered into multiple operating leases from which it conducts its business.

SINTX

With respect to SINTX operations, the Company leases 30,764 square feet of office, warehouse and manufacturing space under a single operating lease. This lease expires in October 2031. The lease has one five-year extension option.

SINTX Armor

On August 19, 2021, the Company, on behalf of SINTX Armor, entered into an Industrial Lease Agreement (the “SINTX Armor Lease”) pursuant to which the Company has agreed to lease approximately 10,936 square feet of office and manufacturing space from which SINTX Armor will conduct its operations. The term of the SINTX Armor Lease is 122 months through October 2031. Impairment of operating lease right-of-use assets of $0.7 million was recorded during 2024 related to Armor exit costs, and is included in Armor exit costs in the statement of operations.

TA&T

In connection with operation of its business, TA&T has entered into various leases for approximately 15,840 square feet of office and manufacturing space from which it conducts its research, development and manufacturing activities. The leases have various expiration dates ranging from April 30, 2024 through April 2030. See Note 14 for sale of TA&T subsequent to December 31, 2024.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

As of December 31, 2024, the operating lease right-of-use assets totaled approximately $3.2 million and the operating lease liability totaled approximately $4.0 million. Non-cash operating lease expense during the year ended December 31, 2024, totaled approximately $0.5 million. As of December 31, 2024, the weighted-average discount rate for the Company’s operating lease was 8.8%.

Operating lease future minimum payments together with the present values as of December 31, 2024, are summarized as follows:

December 31,
2025	$790
2026	748
2027	770
2028	794
2029	817
Beyond	1,424
Total future minimum lease payments	5,343
Less amounts representing interests	(1,350)
Present value of lease liability	3,993

Current-portion of operating lease liability	456
Long-term portion operating lease liability	$3,537

14. Subsequent Events

Sale of TA&T

On February 19, 2025, the Company entered into an Entity Acquisition Agreement with Tethon Corporation (“Tethon”), pursuant to which the Company sold to Tethon all of the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T. The Agreement contains representations, warranties, covenants and indemnities by the parties customary for transactions of this type. The representations, warranties and covenants contained in the Agreement were made only for purposes of the Agreement and as of specified dates, were solely for the benefit of the parties to the Agreement and may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Agreement. The representations and warranties have been made for the purpose of allocating contractual risk between the parties to the Agreement instead of establishing these matters as facts and may be subject to a contractual standard of materiality different from what might be viewed as material to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company or Tethon. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Agreement, which subsequent information may or may not be fully reflected in public disclosures.

Capital Raise

On February 20, 2025, entered into a private placement transaction pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors for aggregate gross proceeds of $5.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for general corporate purposes and working capital. H.C. Wainwright & Co. (“Wainwright”), acted as the exclusive placement agent for the Private Placement, which closed on February 25, 2025. As part of the Private Placement, the Company issued (i) 1,171,189 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), (ii) pre-funded warrants to purchase 278,098 shares of Common Stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (iii) warrants to purchase 1,449,287 shares of Common Stock (the “Common Warrants,” together with the Pre-Funded Warrants, the “Warrants”) (the Warrants, together with the Shares and Warrant Shares (as defined below), the “Securities”) with an exercise price of $3.32 per share. The purchase price per share of Common Stock and the associated Common Warrant was $3.45 and the purchase price per Pre-Funded Warrant and associated Common Warrant was $3.4499. The Common Warrants are exercisable immediately and expire five-and one-half years from issuance. The Pre-Funded Warrants are exercisable immediately and terminate when exercised in full.

