Form 10-Q
period 2025-03-31
Sintx Technologies, Inc.
filed 2025-05-15
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,508,706 shares of common stock, $0.01 par value, were outstanding at May 13, 2025.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$6,500	$3,598
Account and other receivables, net of allowance totaling $0.5 and $61.0 respectively	97	196
Prepaid expenses and other current assets	575	465
Inventories	425	502
Other current assets	20	10
Total current assets	7,617	4,771

Inventories, net	443	465
Property and equipment, net	575	922
Intangible assets, net	15	16
Operating lease right of use asset	2,688	3,159
Other long-term assets	111	80
Total assets	$11,449	$9,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$438	$299
Accrued liabilities	1,161	986
Debt	131	32
Derivative liabilities	121	208
Current portion of operating lease liability	359	456
Other current liabilities	1	1
Total current liabilities	2,211	1,982

Operating lease liability, net of current portion	3,146	3,537
Total liabilities	5,357	5,519

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 19 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of March 31, 2025 and December 31, 2024.	-	-

Common stock, $0.01 par value, 250,000,000 shares authorized; 2,516,311 and 1,342,853 shares issued and 2,486,646 and 1,342,853 outstanding as of March 31, 2025 and December 31, 2024, respectively.	25	13
Treasury Stock, 29,665 shares as of March 31, 2025	(86)	-
Additional paid-in capital	290,183	285,619
Accumulated deficit	(284,030)	(281,738)
Total stockholders’ equity	6,092	3,894
Total liabilities and stockholders’ equity	$11,449	$9,413

The condensed consolidated balance sheet as of December 31, 2024, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Product revenue	$291	$309
Grant and contract revenue	78	378
Total revenue	369	687
Costs of revenue	246	223
Gross profit	123	464
Operating expenses:
Research and development	1,116	2,019
General and administrative	1,160	1,123
Sales and marketing	179	246
Grant and contract expenses	51	273
Total operating expenses	2,506	3,661
Loss from operations	(2,383)	(3,197)
Other income (expenses):
Interest expense	(13)	(2)
Interest income	41	19
Change in fair value of derivative liabilities	87	2,838
Offering costs of derivative liabilities	-	(550)
Gain (loss) on disposal of assets	(25)	-
Other income, net	1	6
Total other income, net	91	2,311
Net loss before income taxes	(2,292)	(886)
Provision for income taxes	-	-
Net loss	$(2,292)	$(886)

Net loss per share – basic and diluted
Basic – net loss	$(1.29)	$(10.26)
Diluted – net loss	$(1.29)	$(21.66)
Weighted average common shares outstanding:
Basic	1,772,732	86,314
Diluted	1,774,343	172,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2023	256	$-	26,603	$-	$-	$279,486	$(270,714)	$8,772
Stock based compensation	-	-	-	-	-	50	-	50
Common stock issued for cash, net of fees	-	-	165,797	2	-	1,582	-	1,584
Prefunded warrants issued for cash, net of fees	-	-	-	-	-	406	-	406
Issuance of common stock from the exercise of warrants for cash	-	-	63,000	1	-	(1)	-	-
Net loss	-	-	-	-	-	-	(886)	(886)
Balance as of March 31, 2024	256	$-	255,400	$3	$-	$281,523	$(271,600)	$9,926

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2024	249	$-	1,342,853	$13	$-	$285,619	$(281,738)	$3,894
Stock based compensation	-	-	2,264	-	-	177	-	177
Common stock and prefunded warrants issued for cash, net of fees	-	-	1,171,189	12	-	4,387	-	4,399
Issuance of common stock from the cashless exercise of warrants	-	-	5	-	-	-	-	-
Purchase of common stock into Treasury	-	-	-	-	(86)	-	-	(86)
Net loss	-	-	-	-	-	-	(2,292)	(2,292)
Balance as of March 31, 2025	249	$-	2,516,311	$25	$(86)	$290,183	$(284,030)	$6,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(2,292)	$(886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	95	256
Impairment of Armor	64	-
Amortization of right of use asset	94	163
Loss on disposal of subsidiary	25	-
Amortization of intangible assets	1	1
Stock based compensation - Employee	18	50
Stock based compensation - Non-employee	159	-
Change in fair value of derivative liabilities	(87)	(2,838)
Bad debt expense recoveries	(5)	37
Changes in operating assets and liabilities:
Trade accounts receivable	13	165
Prepaid expenses and other current assets	18	286
Inventories	90	45
Accounts payable and accrued liabilities	576	128
Other liabilities	34	-
Payments on operating lease liability	(104)	(140)
Net cash used in operating activities	(1,301)	(2,733)
Cash Flows From Investing Activities
Purchase of property and equipment	(59)	(174)
Proceeds from sale of property and equipment	-	1
Disposal, net of cash acquired	(4)	-
Net cash used in investing activities	(63)	(173)
Cash Flows From Financing Activities
Proceeds from issuance of warrant derivative liabilities	-	3,366
Proceeds from issuance of common stock and prefunded warrants, net of cash fees	4,399	2,003
Purchase of Common Stock into Treasury	(86)	-
Proceeds from issuance of common stock in connection with exercise of warrants	-	1
Payment on debt	(47)	(42)
Net cash provided by financing activities	4,266	5,328
Net increase in cash and cash equivalents	2,902	2,422
Cash and cash equivalents at beginning of period	3,598	3,340
Cash and cash equivalents at end of period	$6,500	$5,762

Noncash Investing and Financing Activities
Increase in property, plant, and equipment from an accrual	$-	$319
Debt issued for prepaid insurance	145	229
Agent warrant offering cost allocated to equity	-	13
Right of use asset for amended lease liability – increase	-	4
Non-cash disposal of subsidiary assets (see Note 2)	(743)	-
Non-cash disposal of subsidiary liabilities (see Note 2)	719	-
Supplemental Cash Flow Information
Cash paid for interest	$13	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”, or “the Company”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”), and Technology Assessment and Transfer, Inc. (TA&T) through February 19, 2025 (see Note 2), which are collectively referred to as “we” or “the Company.” SINTX Technologies is an advanced ceramics company formed in December 1996, focused on providing biomedical solutions for medical devices. We have grown from focusing primarily on the research, development and commercialization of medical devices manufactured with silicon nitride to becoming an advanced ceramics company engaged in diverse fields, including biomedical and antipathogenic applications. This diversification enables us to focus on our core competencies which are the manufacturing, research, and development of products comprised from advanced ceramic materials. We seek to connect with new customers, partners and manufacturers to help them realize the goal of leveraging our expertise in advanced ceramics to create new, innovative products across these sectors.

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

Antipathogenic Applications: Today, there is a global need to improve protection against pathogens in everyday life. SINTX believes that by incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks, drapes, filters, sutures, and wound care devices, it is possible to manufacture surfaces that inactivate pathogens, thereby limiting the spread of infection and disease. The discovery in 2020 that SINTX silicon nitride inactivates SARS-CoV-2, the virus which causes the disease COVID-19, has opened new markets and applications for our material. We presently manufacture advanced ceramic powders and components in our manufacturing facilities based in Salt Lake City, Utah.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of March 31, 2025, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the three months ended March 31, 2025, and 2024, the Company incurred a net loss of $2.3 million and $0.9 million, respectively, and used cash in operating activities of $1.3 million and $2.7 million, respectively. The Company had an accumulated deficit of $284 million and $282 million as of March 31, 2025, and December 31, 2024, respectively. We will require substantial future capital in order to continue operating our business, conduct research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all our product candidates.

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

On February 25, 2021, the Company entered into an Equity Distribution Agreement ( the “ATM Agreement”) with Maxim Group LLC (the “Agent”) as sales agent, as amended on January 10, 2023 and October 12, 2023,pursuant to which the Company, could offer and sell shares of the Company’s common stock, par value $0.01 per share (the “Shares”), initially up to an aggregate offering price of $15,000,000, from time to time in an at-the-market public offering. On March 22, 2024, the Company suspended sales under the ATM Agreement and terminated the continuous offering. On July 11, 2024, the Company filed a Prospectus Supplement with the SEC adjusting the amount available for sale under the ATM Agreement to $3.1 million and shortly thereafter begin offering and selling Shares under the ATM Agreement to the public. During the year ended December 31, 2024, 602,357 Shares were sold under the ATM Agreement for gross proceeds of approximately $3.7 million. Because the Company is subject to General Instruction I.B.6 of Form S-3, it is restricted from selling securities in a public primary offering with a value exceeding one-third of its public float (the market value of our common stock held by our non-affiliates) in any 12-month period so long as its public float remains below $75.0 million. As of December 31, 2024, there was no capacity to offer and sell Shares under the ATM Agreement.

On February 2, 2024, the Company closed a public offering of 80,000 units, with each unit consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, one Class E Warrant with each warrant entitled to purchase one share of common stock, and one Class F Warrant with each warrant entitled to purchase one share of common stock. Each unit was sold at a public offering price of $50.00 resulting in gross proceeds to the Company of $4 million before deducting offering fees and expenses. The Class E and Class F Warrants in the units were immediately exercisable at a price of $50.00 per share. The Class E Warrants expire five years from the date of issuance and the Class F Warrants expire eighteen months from the date of issuance. Of the $4.0 million of gross proceeds, approximately $0.6 million were allocated to common stock and prefunded warrants ($0.5 million net of offering costs) and approximately $3.4 million were allocated to derivative liabilities (with approximately $0.5 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

On March 26, 2024, the Company closed a public offering of 142,000 shares of the Company’s common stock, (the “March 26 Offering”). Each Share was sold at a public offering price of $9.40. The aggregate proceeds to the Company from the March 26 Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

On April 5, 2024, the Company closed a public offering of 358,000 shares of the Company’s common stock, (the “April 5 Offering”). Each Share was sold at a public offering price of $4.20. The aggregate proceeds to the Company from the April 5 Offering were approximately $1.5 million before deducting placement agent fees and other offering expenses payable by the Company.

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

SINTX Technologies has initiated discussions with the leaseholder for our Armor location in Salt Lake City, Utah, to explore options for reducing the Company’s overall lease liability. This action aligns with our broader strategy to streamline operating expenses and the option to reallocate resources towards growth initiatives in the medical device sector. While these discussions reflect our commitment to financial optimization, there can be no assurance that negotiations will lead to a reduction in the existing lease liability. The outcome of these discussions remains uncertain, and SINTX will continue to evaluate additional measures to manage long-term obligations in alignment with our strategic objectives.

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

As explained in Note 2, on February 19, 2025, the Company entered into an Entity Acquisition Agreement (“the Agreement”) with Tethon Corporation (“Tethon”), pursuant to which the Company sold to Tethon all of the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T. The Company expects that this will have a positive impact on the reduction of the net loss.

Based on the decrease in expenditures from the reduction in force and the increase in cash on February 20, 2025, SINTX management has determined that there is no significant uncertainty of the Company’s ability to continue as a going concern through at least May 15, 2026.

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

Recent Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for full year 2024 reporting, and for interim reporting beginning in 2025. The adoption of this ASU did not change the way the Company evaluates its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures.

The Company operates as one operating segment.  Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance.  The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis.  There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements, that is regularly provided to the CODM.  The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our consolidated statements of operations and comprehensive loss.  Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on the topic of income taxes. The standard requires additional disclosure for income taxes. These requirements include: (i) requiring a public entity to disclose specific categories in the rate reconciliation; (ii) disclosure of additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); (iii) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; (iv) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received); (v) annual disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (vi) annual disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company will adopt this guidance in fiscal 2025 and is in the process of evaluating the new requirements. As a result, the Company has not yet determined the impact this new ASU will have on its disclosures.

ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses,” which requires public business entities, such as the Company, to provide disaggregated disclosure of specific natural expense categories underlying certain income statement expense line items in the notes to the financial statements. The standard identifies five required natural expense categories for disaggregation—employee compensation, depreciation, amortization, inventory expense, and other manufacturing expenses—along with a residual “other” category for remaining amounts within relevant expense captions (e.g., cost of sales, selling, general and administrative expenses). ASU 2024-03 does not alter the expense captions presented on the face of the income statement but enhances footnote disclosures to improve transparency. The standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted, and must be applied prospectively, though retrospective application is optional. An update in ASU 2025-01 clarified that interim period disclosures are not required until annual periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU 2024-03 on its consolidated financial statements. We expect adoption to necessitate modifications to our financial reporting processes and systems to capture and disclose the required disaggregated expense information in the footnotes. Management anticipates that this will enhance the granularity of expense disclosures but does not expect a material effect on our reported financial position or results of operations. We are reviewing our current expense classification practices and data collection capabilities to ensure compliance with the new requirements upon adoption.

The Company has determined that recently issued accounting standards, other than the above discussed, will not have a material impact on its consolidated financial position, results of operations or cash flows.

2. Disposition of TA&T

On February 19, 2025, the Company entered into an Entity Acquisition Agreement (“the Agreement”) with Tethon Corporation (“Tethon”), pursuant to which the Company sold to Tethon all of the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T. The disposal did not represent a strategic shift that will have a major effect on the Company’s operations and financials and, therefore, did not qualify for discontinued operations treatment under ASC 205-20.

The following table summarizes the carrying amounts of the major classes of assets and liabilities of TA&T at the date of sale that were transferred to the Tethon:

February 19, 2025
Cash and cash equivalents	$4
Inventories	8
Accounts receivable	91
Right of use asset	376
Property and equipment, net	248
Other assets	16
Total assets sold	743
Accounts payable	(26)
Accrued expenses	(275)
Operating lease liability	(384)
Other liabilities	(34)
Total liabilities assumed	(719)
Net assets sold	$24

No consideration was paid other than the assumption by Tethon of the above liabilities. No significant transaction costs were incurred. No earnout or other contingent consideration arrangements were included in the Agreement.

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

3. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. The Company had potentially dilutive securities that were not included in the fully diluted loss per share calculation because they would have been antidilutive totaling approximately 2.1 million and 91 thousand as of March 31, 2025, and 2024, respectively.

Below are basic and diluted loss per share data for the three months ended March 31, 2025, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,292)	$(4)	$(2,296)

Denominator:
Number of shares used in per common share calculations:	1,772,732	1,611	1,774,343

Net loss per common share:
Net loss	$(1.29)	$(2.48)	$(1.29)

Below are basic and diluted loss per share data for the three months ended March 31, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(886)	$(2,846)	$(3,732)

Denominator:
Number of shares used in per common share calculations:	86,314	85,990	172,304

Net loss per common share:
Net loss	$(10.26)	$(33.10)	$(21.66)

4. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$560	$629
WIP	173	182
Finished goods	135	156
	$868	$967

As of March 31, 2025, inventories totaling approximately $0.4 million and $0.4 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of March 31, 2025, that management estimates will be sold or used by March 31, 2026.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets or liabilities (except the derivative liabilities explained above) were measured on a recurring basis as of March 31, 2025, and December 31, 2024. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2025, and December 31, 2024 (in thousands):

	Fair Value Measurements as of March 31, 2025
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$121	$121

	Fair Value Measurements as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liability
Common stock warrants	$-	$-	$208	$208

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2025, and 2024. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025, and 2024 (in thousands):

Common Stock Warrants
Balance as of December 31, 2023	$(304)
Issuance of derivatives	(3,366)
Exercise of warrants	-
Change in fair value	2,838
Other	(13)
Balance as of March 31, 2024	$(845)

Balance as of December 31, 2024	$(208)
Change in fair value	87
Balance as of March 31, 2025	$(121)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of March 31, 2025, and December 31, 2024, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of March 31, 2025, and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Weighted-average risk-free interest rate	3.85-3.99%	4.12-4.35%
Weighted-average expected life (in years)	0.34-3.84	0.10-4.09
Expected dividend yield	-%	-%
Weighted-average expected volatility	140.00-200.00%	140.00-210.00%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Payroll and related expense	$566	$400
Accrued payables	146	178
Other	449	408
	$1,161	$986

7. Debt

Related Party Debt

TA&T is obligated to repay certain personal loans made by the founders of TA&T to TA&T prior to SINTX’s acquisition of TA&T (the “Personal Loans”). The total amount of the Personal Loans at June 30, 2022 was approximately $350,000. The Company agreed to repay the outstanding balance of the Personal Loans in (i) 24 equal monthly installments beginning September 1, 2022 and each month thereafter until paid in full as one prior owner’s portion of the Personal Loans totaling $157,000, and (ii) for the other owner’s portion of the Personal Loans totaling $193,000. The related party debt was paid in full during the third quarter of 2024 and there was no outstanding balance as of March 31, 2025.

Insurance Premium Finance Arrangements

In June 2024, in connection with securing commercial liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Company made 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.75%. The loan was paid in full during the first quarter of 2025 and there was no outstanding balance as of March 31, 2025.

In March 2025, in connection with securing Director and Officer professional liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $145,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 7.450%. The outstanding balance as of March 31, 2025, totaled $131,000.

8. Equity

2025 Capital Raise and registration of shares

On February 20, 2025, entered into a private placement transaction pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors for aggregate gross proceeds of $5.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. The Company intends to use the net proceeds from the Private Placement for general corporate purposes and working capital. H.C. Wainwright & Co. (“Wainwright”), acted as the exclusive placement agent for the Private Placement, which closed on February 25, 2025. As part of the Private Placement, the Company issued (i) 1,171,189 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), (ii) pre-funded warrants to purchase 278,098 shares of Common Stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (iii) warrants to purchase 1,449,287 shares of Common Stock (the “Common Warrants,” together with the Pre-Funded Warrants, the “Warrants”) (the Warrants, together with the Shares and Warrant Shares (as defined below), the “Securities”) with an exercise price of $3.32 per share. The purchase price per share of Common Stock and the associated Common Warrant was $3.45 and the purchase price per Pre-Funded Warrant and associated Common Warrant was $3.4499. The Common Warrants are exercisable immediately and expire five-and one-half years from issuance. The Pre-Funded Warrants are exercisable immediately and terminate when exercised in full. The Company filed an S-3 to register the above mentioned shares, effective March 27, 2025.

2024 April Registered Offering

On April 5, 2024, the Company closed a public offering 358,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $4.20. The aggregate proceeds to the Company from the Offering were approximately $1.5 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

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

2024 March Registered Offering

On March 26, 2024, the Company closed a public offering 142,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $9.40. The aggregate proceeds to the Company from the Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement ( the “ATM Agreement”) with Maxim Group LLC (the “Agent”) as sales agent, as amended on January 10, 2023 and October 12, 2023,pursuant to which the Company, could offer and sell shares of the Company’s common stock, par value $0.01 per share (the “Shares”), initially up to an aggregate offering price of $15,000,000, from time to time in an at-the-market public offering. On March 22, 2024, the Company suspended sales under the ATM Agreement and terminated the continuous offering. On July 11, 2024, the Company filed a Prospectus Supplement with the SEC adjusting the amount available for sale under the ATM Agreement to $3.1 million and shortly thereafter begin offering and selling Shares under the ATM Agreement to the public. During the year ended December 31, 2024, 602,357 Shares were sold under the ATM Agreement for gross proceeds of approximately $3.7 million. Because the Company is subject to General Instruction I.B.6 of Form S-3, it is restricted from selling securities in a public primary offering with a value exceeding one-third of its public float (the market value of our common stock held by our non-affiliates) in any 12-month period so long as its public float remains below $75.0 million. As of December 31, 2024, there was no capacity to offer and sell Shares under the ATM Agreement.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the three months ended March 31, 2025, and 2024 is as follows:

		March 31, 2025
		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2024	35	$18,872	5.5	$-
Granted	50,000	3.18	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1)	97,196,800	-	-
As of March 31, 2025	50,034	$10.84	9.8	$-
Exercisable at March 31, 2025	50,034	$18.84	9.8	$-
Vested and expected to vest at March 31, 2025	50,009	$10.78	9.8	$-

		March 31, 2024
		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2023	60	$21,954	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of March 31, 2024	60	$21,954	6.9	$-
Exercisable at March 31, 2024	42	$66,112	7.6	$-
Vested and expected to vest at March 31, 2024	49	$23,920	7.7	$-

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option

Of the 50,034 options outstanding as of March 31, 2025, 50,018 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of March 31, 2025, is as follows (in thousands):

Weighted Average
	Unrecognized Stock-Based	Remaining of Recognition
	Compensation	(in years)
Stock options	$-	-
Stock grants	$125	2.7

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

TA&T

In connection with the disposition of TA&T, the lease facilities, including right of use assets and lease liabilities, were transferred to Tethon (see Note 2).

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

As of March 31, 2025, the operating lease right-of-use assets totaled approximately $2.7 million, and the operating lease liability totaled approximately $3.5 million. Non-cash operating lease expense during the three months ended March 31, 2025 and 2024, totaled approximately $0.1 and $0.2 million, respectively. As of March 31, 2025, the weighted-average discount rate for the Company’s operating lease was 8.8%.

Operating lease future minimum payments together with the present values as of March 31, 2025, are summarized as follows:

Years Ending December 31,
2025	$487
2026	668
2027	688
2028	709
2029	730
Thereafter	1,395
Total future minimum lease payments	4,677
Less amounts representing interests	(1,172)
Present value of lease liability	3,505

Current-portion of operating lease liability	359
Long-term portion operating lease liability	$3,146

12. Subsequent Events

New Board of Directors

The Board of Directors of the Company appointed Jay M. Moyes, Robert D. Mitchell, Mark Anderson, Chris Lyons and Gregg Honigblum to the Board of Directors of the Company, effective April 3, 2025. Messrs. Moyes, Mitchell, Anderson, Lyons and Honigblum will serve until his respective successor has been duly elected or qualified. Mr. Moyes was appointed to Chair of the Audit Committee and a member of the Compensation Committee and Nominating and Governance Committee. Mr. Mitchell was appointed to Chair of the Nominating and Governance Committee and a member of the Audit Committee and Compensation Committee. Mr. Anderson was appointed to Chair of the Compensation Committee and a member of the Audit Committee and Nominating and Governance Committee. Mr. Lyons was appointed as a member of the Audit Committee, Compensation Committee and Nominating and Governance Committee. Mr. Moyes was appointed as a Class 1 director, Messrs. Mitchell and Lyons were appointed as Class 2 directors, and Messrs. Anderson and Honigblum were appointed as Class 3 directors.

Employee Agreement

On May 2, 2025, the Board of Directors ( the “Board”) of SINTX Technologies, Inc. (the “Company”) approved and on May 5, 2025, the Company entered into new Executive Employment Agreements (the “Agreements”) with its Chief Executive Officer and President Eric K. Olson and its Chief Investment Officer Gregg Honigblum. The Agreements replace and supersede in their entirety the Executive Employment Agreements and the Change-in-Control Agreements previously entered into between the Company and Messer’s Olson and Honigblum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2024 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q and in other filings with the Securities and Exchange Commission we may make from time-to-time.

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

Antipathogenic Applications: Today, there is a global need to improve protection against pathogens in everyday life. SINTX believes that by incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks, drapes, filters, sutures, and wound care devices, it is possible to manufacture surfaces that inactivate pathogens, thereby limiting the spread of infection and disease. The discovery in 2020 that SINTX silicon nitride inactivates SARS-CoV-2, the virus which causes the disease COVID-19, has opened new markets and applications for our material. We presently manufacture advanced ceramic powders and components in our manufacturing facilities based in Salt Lake City, Utah. The SINTX Salt Lake City facility is registered with the FDA, is cGMP and ANVISA RDC 665 compliant, as well as being ISO 9001:2015, ISO 13485:2016 certified, and ASD9100D certified. The Company’s products are primarily sold in the United States.

Components of our Results of Operations

We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions and assesses operating performance.

Revenue

Our product revenue is derived from the manufacture and sale of products. These revenue sources primarily include coatings, materials, and components for aerospace and medical device markets, toll processing services, and government contracts and grants. We generally recognize revenue from sales where control transfers at a point in time as the title and risk of loss passes to the customer, which is at the time the product is shipped. In general, our customer does not have rights of return or exchange.

We believe our product revenue will increase as we secure opportunities to manufacture third party products with silicon nitride.

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

We expect to incur additional research and development costs as we continue to develop new medical devices, related product candidates for antipathogenic applications, and other products which may increase our total research and development expenses.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Product revenue	$291	$309	$(18)	-6%
Grant and contract revenue	78	378	(300)	-79%
Total revenue	369	687	(318)	-46%
Costs of revenue	246	223	23	10%
Gross profit	123	464	(341)	-73%
Operating expenses:
Research and development	1,116	2,019	(903)	-45%
General and administrative	1,160	1,123	37	3%
Sales and marketing	179	246	(67)	-27%
Grant and contract expenses	51	273	(222)	-81%
Total operating expenses	2,506	3,661	(1,155)	-32%
Loss from operations	(2,383)	(3,197)	814	-25%
Other income, net	91	2,311	(2,220)	-96%
Net income (loss) before income taxes	(2,292)	(886)	(1,406)	159%
Provision for income taxes	-	-	-
Net income (loss)	$(2,292)	$(886)	$(1,406)	159%

Revenue

For the three months ended March 31, 2025, total product revenue remained relatively unchanged when compared to the same period in 2024. During the quarter ended March 31, 2025, grant and contract revenue decreased $0.3 million, or 79% as compared to the same period in 2024. The decrease was primarily due to the disposition of TA&T (as further explained in the liquidity and capital resources section below).

Cost of Revenue and Gross Profit

For the three months ended March 31, 2025, cost of revenue remained relatively unchanged when compared to the same period in 2024.

Research and Development Expenses

For the three months ended March 31, 2025, research and development expenses decreased $0.9 million, or 45%, as compared to the same period in 2024. This decrease was primarily attributable to a decrease in payroll related costs, patent expenses, protypes, and outside consulting costs.

General and Administrative Expenses

For the three months ended March 31, 2025, general and administrative expenses remained primarily unchanged.

Sales and Marketing Expenses

For the three months ended March 31, 2025, sales and marketing expenses decreased $0.1 million, or 27%, as compared to the same period in 2024. This decrease was primarily attributable to an overall decrease in payroll related costs.

Grant and Contract Expenses

For the three months ended March 31, 2025, grant and contract expenses decreased $0.2 million, or 81%, as compared to the same period in 2024. This decrease was primarily attributable to the decrease in grant and contract revenue described above.

Other Income, Net

For the three months ended March 31, 2025, other income decreased $2.2 million, or -96%, as compared to the same period in 2024. This decrease was primarily due to a $2.7 million decrease in the change in value of derivative liabilities offset by $0.5 million in offering costs associated with derivative liabilities in the prior year.

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

For the three months ended March 31, 2025, and 2024, we incurred net loss of $2.3 million and $0.9 million, respectively, and used cash in operating activities of $1.3 million and $2.7 million, respectively. We had an accumulated deficit of $284 million and $282 million as of March 31, 2025, and December 31, 2024, respectively. We will require substantial future capital in order to continue operating our business, conduct research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all our product candidates.

To date, our operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that we will continue to generate operating losses and use cash in operations. Our continuation as a going concern is dependent upon our ability to increase sales, decrease expenses and raise additional funding. Whether and when we can attain profitability and positive cash flows from operations or obtain additional financing is uncertain.

We are actively generating additional scientific and clinical data to have it published in leading industry publications. We believe the publication of such data would help sales efforts as we approach new prospects. We are also making additional changes to our sales strategy, including a focus on revenue growth by expanding the use of silicon nitride in other areas outside of spinal fusion applications. For instance, results from an independent study demonstrated the potential anti-viral properties of our silicon nitride.

On February 20, 2025, we entered into a private placement transaction pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors for aggregate gross proceeds of $5.0 million, before deducting fees to the placement agent and other expenses payable by us in connection with the Private Placement. We intend to use the net proceeds from the Private Placement for general corporate purposes and working capital. H.C. Wainwright & Co. (“Wainwright”), acted as the exclusive placement agent for the Private Placement, which closed on February 25, 2025. As part of the Private Placement, we issued (i) 1,171,189 shares of our common stock, par value $0.01 per share (“Common Stock”), (ii) pre-funded warrants to purchase 278,098 shares of Common Stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (iii) warrants to purchase 1,449,287 shares of Common Stock (the “Common Warrants,” together with the Pre-Funded Warrants, the “Warrants”) (the Warrants, together with the Shares and Warrant Shares (as defined below), the “Securities”) with an exercise price of $3.32 per share. The purchase price per share of Common Stock and the associated Common Warrant was $3.45 and the purchase price per Pre-Funded Warrant and associated Common Warrant was $3.4499. The Common Warrants are exercisable immediately and expire five-and one-half years from issuance. The Pre-Funded Warrants are exercisable immediately and terminate when exercised in full.

On March 26, 2024, we closed a public offering 142,000 shares of our common stock, (the “March 26 Offering”) at a public offering price of $9.40 per share. The aggregate proceeds from the March 26 Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by us.

On April 5, 2024, we closed a public offering of 358,000 shares of our common stock, (the “April 5 Offering”) at a public offering price of $4.20 per share. The aggregate proceeds from the April 5 Offering were approximately $1.5 million before deducting placement agent fees and other offering expenses payable by us.

On February 2, 2024, we closed a public offering of 80,000 units, with each unit consisting of one share of its common stock, or one pre-funded warrant to purchase one share of its common stock, one Class E Warrant with each warrant entitled to purchase one share of common stock, and one Class F Warrant with each warrant entitled to purchase one share of common stock. Each unit was sold at a public offering price of $50.00. The Class E and Class F Warrants were immediately exercisable at a price of $50.00 per share. The Class E Warrants expire five years from the date of issuance and the Class F Warrants expire eighteen months from the date of issuance. Of the $4.0 million of gross proceeds, approximately $0.6 million were allocated to common stock and prefunded warrants ($0.5 million net of offering costs) and approximately $3.4 million were allocated to derivative liabilities (with approximately $0.5 million of cash offering costs and $0.1 million of agent warrant offering costs recorded as derivative expense).

On February 25, 2021, we entered into an Equity Distribution Agreement ( the “ATM Agreement”) with Maxim Group LLC (the “Agent”) as sales agent, as amended on January 10, 2023 and October 12, 2023, pursuant to which we could offer and sell shares of our common stock, par value $0.01 per share (the “Shares”), initially up to an aggregate offering price of $15,000,000, from time to time in an at-the-market public offering. On March 22, 2024, we suspended sales under the ATM Agreement and terminated the continuous offering. On July 11, 2024, we filed a Prospectus Supplement with the SEC adjusting the amount available for sale under the ATM Agreement to $3.1 million and shortly thereafter begin offering and selling Shares under the ATM Agreement to the public. During the year ended December 31, 2024, 602,357 Shares were sold under the ATM Agreement for gross proceeds of approximately $3.7 million. Because we are subject to General Instruction I.B.6 of Form S-3, we are restricted from selling securities in a public primary offering with a value exceeding one-third of our public float (the market value of our common stock held by our non-affiliates) in any 12-month period so long as our public float remains below $75.0 million. As of December 31, 2024, there was no capacity to offer and sell Shares under the ATM Agreement.

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

Based on the decrease in expenditures from the reduction in force and the increase in cash on February 20, 2025, SINTX management has determined that there is no uncertainty of the Company’s ability to continue as a going concern through at least March 31, 2026.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,301)	$(2,733)
Net cash used in investing activities	(63)	(173)
Net cash provided by financing activities	4,266	5,328
Net increase in cash	$2,902	$2,422

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.3 million during the three months ended March 31, 2025, compared to $2.7 million used during the three months ended March 31, 2024, a decrease of $1.3 million. The decrease in the net loss from operations, and related non-cash add backs to the net loss, was $1.2 million from 2025 when compared to 2024. The decrease in cash used for operating activities during 2025 was primarily due to the $1.2 million mentioned above plus changes in the movement of working capital items during 2025 as compared to the same period in 2024 as follows: a $0.3 million decrease in cash used in prepaid expenses, a $0.2 million decrease in accounts receivable, all offset by a $0.4 million increase in cash used in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million during the three months ended March 31, 2025, compared to $0.2 million during the three months ended March 31, 2024, a decrease of $0.1 million. The decrease in cash used in investing activities during 2024 was primarily due to a $0.1 million decrease in purchase of property and equipment.

Net Cash Provided by Financing Activities

There was $4.3 million in cash provided by financing activities during the three months ended March 31, 2025, compared to $5.3 million in cash provided by financing activities during the same period in 2024. The $1.0 million decrease to net cash provided by financing activities was primarily attributable to a decrease in proceeds from issuance of warrant derivative liabilities of $3.4 million offset by an increase in proceeds from issuance of common stock of $2.4 million.

Indebtedness

Insurance Premium Finance Arrangements

In June 2024, in connection with securing commercial liability insurance, we entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. We paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Premium Finance Agreement bore interest at an annual percentage rate of 8.75%. The loan was paid in full during the first quarter of 2025 and there was no outstanding balance at March 31, 2025.

In March 2025, in connection with securing Director and Officer professional liability insurance, we entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. We paid a total of $26,000 up front toward the insurance premium and financed approximately $145,000. We will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 7.450%.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to those policies for the three months ended March 31, 2025. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our condensed consolidated financial statements.

Recent Accounting Pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for full year 2024 reporting, and for interim reporting beginning in 2025. The adoption of this ASU did not change the way the Company evaluates its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures.

The Company operates as one operating segment.  Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance.  The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis.  There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements, that is regularly provided to the CODM.  The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our consolidated statements of operations and comprehensive loss.  Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on the topic of income taxes. The standard requires additional disclosure for income taxes. These requirements include: (i) requiring a public entity to disclose specific categories in the rate reconciliation; (ii) disclosure of additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); (iii) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; (iv) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received); (v) annual disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (vi) annual disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company will adopt this guidance in fiscal 2025 and is in the process of evaluating the new requirements. As a result, the Company has not yet determined the impact this new ASU will have on its disclosures.

ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses,” which requires public business entities, such as the Company, to provide disaggregated disclosure of specific natural expense categories underlying certain income statement expense line items in the notes to the financial statements. The standard identifies five required natural expense categories for disaggregation—employee compensation, depreciation, amortization, inventory expense, and other manufacturing expenses—along with a residual “other” category for remaining amounts within relevant expense captions (e.g., cost of sales, selling, general and administrative expenses). ASU 2024-03 does not alter the expense captions presented on the face of the income statement but enhances footnote disclosures to improve transparency. The standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted, and must be applied prospectively, though retrospective application is optional. An update in ASU 2025-01 clarified that interim period disclosures are not required until annual periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of ASU 2024-03 on its consolidated financial statements. We expect adoption to necessitate modifications to our financial reporting processes and systems to capture and disclose the required disaggregated expense information in the footnotes. Management anticipates that this will enhance the granularity of expense disclosures but does not expect a material effect on our reported financial position or results of operations. We are reviewing our current expense classification practices and data collection capabilities to ensure compliance with the new requirements upon adoption.

The Company has determined that recently issued accounting standards, other than the above discussed, will not have a material impact on its consolidated financial position, results of operations or cash flows.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2025. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition. The medical device industry is characterized by frequent claims and litigation, including claims regarding patent and other intellectual property rights as well as improper hiring practices. As a result, we may be involved in various legal proceedings from time to time.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 19, 2025. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2025, the Company entered into a private placement transaction pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and accredited investors for aggregate gross proceeds of $5.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement. For a more detailed description of the transaction reference is made to the Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2025.

Share Repurchase Program

Issuer Purchase of Equity Securities
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c ) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
01/01/25 – 01/31/25	-	$-	-	$500,000.00
02/01/25 – 02/28/25	-	-	-	$500,000.00
03/01/25 – 03/31/25	29,665	$2.91	29,665	$413,736.72

Total	29,665	$2.91	29,665	$413,736.72

(1)	In November 2024, the Company announced that its Board of Directors authorized a share repurchase program that would allow the Company to repurchase up to $500,000 of the company’s outstanding common stock. The extent to which the company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the company to acquire any specific number of shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number
1.1	Entity Acquisition Agreement between the Company and Tethon Corporation dated February 19, 2025		Exhibit 1.1 Form 8-K	02/20/25	001-33624

4.1	Form of Pre-Funded Warrant		Exhibit 4.1, Form 8-K	02/26/25	001-33624

4.2	Form of Common Warrant		Exhibit 4.2, Form 8-K	02/26/25	001-33624

4.3	Form of Placement Agent Warrant		Exhibit 4.3, Form 8-K	02/26/25	001-33624

10.1	Form of Securities Purchase Agreement		Exhibit 10.1, Form 8-K	02/26/25	001-33624

10.2	Form of Registration Rights Agreement		Exhibit 10.2, Form 8-K	02/26/26	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: May 15, 2025	/s/ Eric Olson
Eric Olson
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

