Form 10-Q
period 2025-06-30
Sintx Technologies, Inc.
filed 2025-08-14
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,758,865 shares of common stock, $0.01 par value, were outstanding at August 8, 2025.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$4,320	$3,598
Account and other receivables, net of allowance of $2.5 and $61.0 respectively	97	196
Prepaid expenses and other current assets	731	465
Inventories	355	502
Other current assets	45	10
Total current assets	5,548	4,771

Inventories, net	450	465
Property and equipment, net	499	922
Intangible assets, net	14	16
Operating lease right of use asset	2,613	3,159
Other long-term assets	71	80
Total assets	$9,195	$9,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$183	$299
Accrued liabilities	585	986
Debt	109	32
Derivative liabilities	160	208
Current portion of operating lease liability	371	456
Other current liabilities	750	1
Total current liabilities	2,158	1,982

Operating lease liability, net of current portion	3,049	3,537
Total liabilities	5,207	5,519

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 19 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of June 30, 2025 and December 31, 2024.	-	-

Common stock, $0.01 par value, 250,000,000 shares authorized; 2,540,747 and 1,342,853 shares issued and 2,486,646 and 1,342,853 outstanding as of June 30, 2025 and December 31, 2024, respectively.	26	13
Treasury Stock, 50,424 shares as of June 30, 2025	(133)	-
Additional paid-in capital	290,443	285,619
Accumulated deficit	(286,348)	(281,738)
Total stockholders’ equity	3,988	3,894
Total liabilities and stockholders’ equity	$9,195	$9,413

The condensed consolidated balance sheet as of December 31, 2024, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenue	$100	$378	$391	$687
Grant and contract revenue	51	481	129	859
Total revenue	151	859	520	1,546
Costs of revenue	94	224	340	447
Gross profit	57	635	180	1,099
Operating expenses:
Research and development	1,238	1,677	2,354	3,696
General and administrative	1,310	1,072	2,470	2,195
Sales and marketing	126	256	305	502
Grant and contract expenses	48	340	99	613
Total operating expenses	2,722	3,345	5,228	7,006
Loss from operations	(2,665)	(2,710)	(5,048)	(5,907)
Other income (expenses):
Interest expense	(14)	(4)	(27)	(6)
Interest income	46	23	87	42
Change in fair value of derivative liabilities	(39)	448	48	3,286
Offering costs of derivative liabilities	-	-	-	(550)
Gain (loss) in disposal of assets	352	12	327	12
Other income, net	2	27	3	33
Total other income, net	347	506	438	2,817
Net loss before income taxes	(2,318)	(2,204)	(4,610)	(3,090)
Provision for income taxes	-	-	-	-
Net loss	(2,318)	(2,204)	(4,610)	(3,090)

Net loss per share – basic and diluted
Basic – net loss	$(0.91)	$(3.49)	$(2.14)	$(8.61)
Diluted – net loss	$(0.91)	$(3.61)	$(2.14)	$(13.62)
Weighted average common shares outstanding:
Basic	2,535,120	631,212	2,156,032	358,763
Diluted	2,535,120	697,868	2,156,223	467,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2023	256	$-	26,603	$-	$-	$279,486	$(270,714)	$8,772
Stock based compensation	-	-	-	-	-	50	-	50
Common stock issued for cash, net of fees	-	-	165,797	2	-	1,582	-	1,584
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	-	406	-	406
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	63,000	1	-	(1)	-	-
Net loss	-	-	-	-	-	-	(886)	(886)
Balance as of March 31, 2024	256	-	255,400	3	-	281,523	(271,600)	9,926
Stock based compensation	-	-	14	-	-	15	-	15
Common stock issued for cash, net of fees	-	-	358,000	4	-	1,104	-	1,108
Extinguishment of derivative liabilities upon exercise of warrants	-	-	79	-	-	1	-	1
Issuance of common stock from the conversion of preferred stock	(11)	-	2,881	-	-	-	-	-
Round up of shares issued in reverse stock split	-	-	131,967	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,204)	(2,204)
Balance as of June 30, 2024	245	$-	748,341	$7	$-	$282,643	$(273,804)	$8,846

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2024	249	$-	1,342,853	$13	$-	$285,619	$(281,738)	$3,894
Stock based compensation	-	-	2,264	-	-	177	-	177
Common stock and prefunded warrants issued for cash, net of fees	-	-	1,171,189	12	-	4,387	-	4,399
Issuance of common stock from the cashless exercise of warrants	-	-	5	-	-	-	-	-
Purchase of common stock into Treasury	-	-	-	-	(86)	-	-	(86)
Net loss	-	-	-	-	-	-	(2,292)	(2,292)
Balance as of March 31, 2025	249	-	2,516,311	25	(86)	290,183	(284,030)	6,092
Stock based compensation	-	-	53,932	1	-	279		280
Common stock and prefunded warrants issued for cash, net of fees	-	-	-	-	-	(19)	-	(19)
Issuance of common stock from the cashless exercise of warrants	-	-	20,928	-	-	-	-	-
Purchase of common stock into Treasury	-	-	-	-	(47)	-	-	(47)
Net loss	-	-	-	-	-	-	(2,318)	(2,318)
Balance as of June 30, 2025	249	$-	2,591,171	$26	$(133)	$290,443	$(286,348)	$3,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(4,610)	$(3,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	171	517
Impairment of Armor	64	-
Amortization of right of use asset	169	308
Loss on disposal of subsidiary	25	-
Amortization of intangible assets	3	2
Stock based compensation - Employee	193	65
Stock based compensation - Non-employee	264	-
Change in fair value of derivative liabilities	(48)	(3,286)
Bad debt expense recoveries	(3)	(4)
Gain on disposal of equipment	(352)	(12)
Changes in operating assets and liabilities:
Trade accounts receivable	12	255
Prepaid expenses and other current assets	(130)	530
Inventories	153	202
Accounts payable and accrued liabilities	(217)	(152)
Other liabilities	784	(2)
Payments on operating lease liability	(188)	(281)
Net cash used in operating activities	(3,710)	(4,948)
Cash flows from investing activities
Purchase of property and equipment	(59)	(533)
Proceeds from notes receivable, net of imputed interest	-	320
Proceeds from sale of property and equipment	352	40
Disposal of property and equipment, net of cash received	(4)	-
Net cash provided by (used in) investing activities	289	(173)
Cash flows from financing activities
Proceeds from issuance of warrant derivative liabilities	-	3,366
Proceeds from issuance of common stock and prefunded warrants, net of cash fees	4,379	3,111
Purchase of common stock into treasury	(133)	-
Proceeds from issuance of common stock in connection with exercise of warrants	-	2
Payments on debt	(103)	(141)
Net cash provided by financing activities	4,143	6,338
Net increase in cash and cash equivalents	722	1,217
Cash and cash equivalents at beginning of period	3,598	3,340
Cash and cash equivalents at end of period	$4,320	$4,557

Noncash investing and financing activities
Debt issued for prepaid insurance	$180	$335
Agent warrant offering cost allocated to equity	-	13
Right of use asset for amended lease liability – increase	-	4
Reduction of derivative liability upon exercise of warrants	-	1
Supplemental cash flow information
Cash paid for interest	$27	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”, or the “Company”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”), SINTX Agribiotech, Inc., and Technology Assessment and Transfer, Inc. (TA&T) through February 19, 2025 (see Note 2), which are collectively referred to as “we” or the “Company.” SINTX Technologies is an advanced ceramics company formed in December 1996, that develops and commercializes materials, components, and technologies for medical and agribiotech applications. SINTX provides biomedical solutions for medical devices specializing in silicon nitride (Si₃N₄) for musculoskeletal and antipathogenic applications. SINTX is a global leader in the research, development, and manufacturing of silicon nitride, and its products have been implanted in humans since 2008.

SINTX Core Business

Biomedical Applications: Since its inception, SINTX has been focused on medical grade silicon nitride. SINTX biomedical products have been shown to be biocompatible, bioactive, antipathogenic, and to have superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the U.S., Europe, South America and Asia. This established use, along with its inherent resistance to bacterial adhesion and bone affinity suggests that it may also be suitable in other fusion device applications such as arthroplasty implants, foot wedges, and dental implants. More recently, in July 2025, SINTX submitted a 510(k) premarket notification to the U.S. Food and Drug Administration (FDA) for its novel silicon nitride osteotomy wedges, marking its official entry into the foot and ankle reconstruction market. These next-generation implants blend cutting-edge biomaterials science with surgical precision and are designed to elevate standards in orthopedic procedures. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024.

Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements, that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our condensed consolidated statements of operations and comprehensive loss. Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the condensed consolidated financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of June 30, 2025, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the six months ended June 30, 2025, and 2024, the Company incurred a net loss of $4.6 million and $3.1 million, respectively, and used cash in operating activities of $3.7 million and $4.9 million, respectively. The Company had an accumulated deficit of $286 million and $282 million as of June 30, 2025, and December 31, 2024, respectively. We will require substantial future capital in order to continue operating our business, conduct research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all our product candidates.

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

The Company’s strategic emphasis is focused on utilizing its technology in making advancements in the biomedical sector. Historically engaged in both industrial and biomedical applications, SINTX has prioritized the development and commercialization of innovative medical devices, leveraging its expertise in advanced ceramics and biomaterials. This renewed focus aligns with a commitment to improving patient outcomes through the creation of products designed for surgical, orthopedic, and other specialized medical applications. We are concentrating our resources on high-growth areas within the healthcare sector where our proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility.

Through this transformation, SINTX’s aim is to deliver meaningful innovations to the medical community. Our current research and development pipeline is centered on medical-grade devices that incorporate antimicrobial properties, enhanced imaging capabilities, and durability under physiological conditions, which are critical for orthopedic implants, spinal fusion devices, and other surgical tools. As we transition our focus away from industrial applications, we anticipate this strategic shift will enable us to better serve the medical sector, address critical unmet needs, and position SINTX as a leading provider in the medical device market. By focusing on partnerships and collaborations with healthcare institutions and industry leaders, SINTX is positioned to expand its footprint in the medical device sector and drive shareholder value through sustainable, high-impact innovations.

On August 8, 2024, the Board of Directors approved a plan to implement a Company-wide reduction in the workforce. This decision was part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs.

On August 12, 2024, the Board of Directors approved a plan to cease efforts to make the armor plant operational. This decision was made to streamline operations and focus on core business areas that align with the Company’s long-term strategic goals. The armor plant has not been fully operational since the acquisition of the armor equipment in July 2021 and has been completely shut down since October 2023 due to the malfunctioning of the sintering furnace. In connection with this decision, the Company incurred an impairment charge of approximately $4.6 million during the year ended December 31, 2024. This charge primarily relates to the write-down of certain long-lived assets associated with the armor plant to their estimated fair value.

As explained in Note 2, on February 19, 2025, the Company entered into an Entity Acquisition Agreement (the “Agreement”) with Tethon Corporation (“Tethon”), pursuant to which the Company sold to Tethon all of the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T.

As a result of these uncertainties, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

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

2. Disposition of TA&T

On February 19, 2025, the Company entered into an Entity Acquisition Agreement (the “Agreement”) with Tethon Corporation (“Tethon”), pursuant to which the Company sold to Tethon all of the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T. The disposal did not represent a strategic shift that will have a major effect on the Company’s operations and financials and, therefore, did not qualify for discontinued operations treatment under ASC 205-20.

The following table summarizes the carrying amounts of the major classes of assets and liabilities of TA&T at the date of sale that were transferred to the Tethon (in thousands):

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

3. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. The Company had potentially dilutive securities of approximately 2.1 million and 0.1 million as of June 30, 2025, and 2024, respectively, that were not included in the fully diluted loss per share calculation because they would have been antidilutive.

Below are basic and diluted loss per share data for the three months ended June 30, 2025, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,318)	$-	$(2,318)

Denominator:
Number of shares used in per common share calculations:	2,535,120	-	2,535,120

Net loss per common share:
Net loss	$(0.91)	$-	$(0.91)

Below are basic and diluted loss per share data for the six months ended June 30, 2025, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(4,610)	$(2)	$(4,612)

Denominator:
Number of shares used in per common share calculations:	2,156,032	191	2,156,223

Net loss per common share:
Net loss	$(2.14)	$(10.47)	$(2.14)

Below are basic and diluted loss per share data for the three months ended June 30, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,204)	$(312)	$(2,516)

Denominator:
Number of shares used in per common share calculations:	631,212	66,656	697,868

Net loss per common share:
Net loss	$(3.49)	$(4.69)	$(3.61)

Below are basic and diluted loss per share data for the six months ended June 30, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(3,090)	$(3,283)	$(6,373)

Denominator:
Number of shares used in per common share calculations:	358,763	108,993	467,756

Net loss per common share:
Net loss	$(8.61)	$(30.12)	$(13.62)

4. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$516	$629
WIP	162	182
Finished goods	127	156
	$805	$967

As of June 30, 2025, inventories of approximately $0.4 million and $0.4 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of June 30, 2025, that management estimates will be sold or used by June 30, 2026.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets or liabilities (except the derivative liabilities explained above) were measured on a recurring basis as of June 30, 2025, and December 31, 2024. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025, and December 31, 2024 (in thousands):

	Fair Value Measurements as of June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Common stock warrants	$-	$-	$160	$160

	Fair Value Measurements as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Common stock warrants	$-	$-	$208	$208

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2025, and 2024. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2025, and 2024 (in thousands):

Common Stock Warrants
Balance as of December 31, 2023	$(304)
Issuance of derivatives	(3,366)
Exercise of warrants	2
Change in fair value	3,286
Other	(15)
Balance as of June 30, 2024	$(397)

Balance as of December 31, 2024	$(208)
Change in fair value	48
Balance as of June 30, 2025	$(160)

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of June 30, 2025, and December 31, 2024, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of June 30, 2025, and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted-average risk-free interest rate	3.66-3.92%	4.12-4.35%
Weighted-average expected life (in years)	0.09-3.59	0.10-4.09
Expected dividend yield	-%	-%
Weighted-average expected volatility	140.00-165.00%	140.00-210.00%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Payroll and related expense	$215	$400
Accrued payables	10	178
Other	360	408
	$585	$986

Other current liabilities consisted of a deposit for stock issuance of $750,000 related to the acquisition of Sinaptic Surgical (see Note 13).

7. Debt

Insurance Premium Finance Arrangements

In June 2024, in connection with securing commercial liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Company made 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.75%. The loan was paid in full during the first quarter of 2025 and there was no outstanding balance as of June 30, 2025.

In March 2025, in connection with securing Director and Officer professional liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $145,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 7.45%. The outstanding balance totaled $88,000 as of June 30, 2025.

In May 2025, in connection with securing general liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 5 months. The Company paid a total of $14,000 up front toward the insurance premium and financed approximately $21,000. The Company will make 3 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 11.15%. The outstanding balance totaled $21,000 as of June 30, 2025.

8. Equity

2025 Capital Raise and registration of shares

On February 20, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which it sold securities to certain institutional and accredited investors for aggregate gross proceeds of $5.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the private placement. The Company intends to use the net proceeds from the Private Placement for general corporate purposes and working capital. H.C. Wainwright & Co. (“Wainwright”), acted as the exclusive placement agent for the Private Placement, which closed on February 25, 2025. As part of the Private Placement, the Company issued (i) 1,171,189 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), (ii) pre-funded warrants to purchase 278,098 shares of Common Stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (iii) warrants to purchase 1,449,287 shares of Common Stock (the “Common Warrants,” together with the Pre-Funded Warrants, the “Warrants”) (the Warrants, together with the Shares and Warrant Shares (as defined below), the “Securities”) with an exercise price of $3.32 per share. The purchase price per share of Common Stock and the associated Common Warrant was $3.45 and the purchase price per Pre-Funded Warrant and associated Common Warrant was $3.4499. The Common Warrants are exercisable immediately and expire five-and one-half years from issuance. The Pre-Funded Warrants are exercisable immediately and terminate when exercised in full. The Company filed a Registration Statement on Form S-3 registering the resale of the above mentioned Securities, which was declared effective by the SEC on March 27, 2025.

2024 April Registered Offering

On April 5, 2024, the Company closed a public offering of 358,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $4.20. The aggregate proceeds to the Company from the Offering were approximately $1.5 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

2024 March Registered Offering

On March 26, 2024, the Company closed a public offering of 142,000 shares of the Company’s common stock, (the “Offering”). Each Share was sold at a public offering price of $9.40. The aggregate proceeds to the Company from the Offering were approximately $1.3 million before deducting placement agent fees and other estimated offering expenses payable by the Company.

2024 February Registered Offering

On February 2, 2024, the Company closed on the public offering of 80,000 units consisting of (a)(i) 17,000 units (the “Common Units”) to purchase shares (the “Unit Shares”) of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”) and (ii) 63,000 units (the “Pre-Funded Warrant Units” and together with the Common Units, the “Units”) to purchase pre-funded warrants (the “Pre-Funded Warrants and each share of Common Stock underlying a Pre-Funded Warrant, a “Pre-Funded Warrant Share”) to purchase up to 63,000 shares of Common Stock, (b) accompanying Class E warrants to purchase 80,000 shares of the Company’s Common Stock (the “Class E Warrants”), and (c) accompanying Class F warrants to purchase 80,000 shares of the Company’s Common Stock (the “Class F Warrants”). The aggregate proceeds to the Company from the Offering were approximately $4 million before deducting placement agent fees and other offering expenses payable by the Company. The offering was made pursuant to a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), and a placement agency agreement dated as of January 31, 2024 (the “PAA”) with Maxim Group LLC (the “Placement Agent”). Each Common Unit was sold at a public offering price of $50.00 and each Pre-Funded Warrant Unit was sold at a public offering price of $49.98. The Class E Warrants and the Class F Warrants are immediately exercisable (subject to the beneficial ownership cap at 4.99% or 9.99%) for one share of the Company’s Common Stock at an exercise price of $50.00 per share. The Class E Warrants will expire five years from the date of issuance and the Class F Warrants will expire 18 months from the date of issuance. Each Pre-Funded Warrant is exercisable for one share of the Company’s Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are immediately exercisable (subject to the beneficial ownership cap at 4.99% or 9.99%) and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Company engaged Maxim Group LLC as the Company’s sole placement agent for the Offering pursuant to the PAA. Pursuant to the PAA, the Company agreed to pay the Placement Agent a cash placement fee equal to 7.0% of the gross proceeds of the Offering, plus reimbursement of certain expenses and legal fees up to $100,000. The Company also agreed to issue up to 3,200 Common Stock purchase warrants to the Placement Agent (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable at an exercise price of $55.00. The Placement Agent Warrants will be exercisable beginning July 31, 2024 and will expire five years after the commencement of sales in the offering.

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement ( the “ATM Agreement”) with Maxim Group LLC (the “Agent”) as sales agent, as amended on January 10, 2023 and October 12, 2023, pursuant to which the Company, could offer and sell shares of the Company’s common stock, par value $0.01 per share (the “Shares”), initially up to an aggregate offering price of $15,000,000, from time to time in an at-the-market public offering. On March 22, 2024, the Company suspended sales under the ATM Agreement and terminated the continuous offering. On July 11, 2024, the Company filed a Prospectus Supplement with the SEC adjusting the amount available for sale under the ATM Agreement to $3.1 million and shortly thereafter began offering and selling Shares under the ATM Agreement to the public. During the year ended December 31, 2024, 602,357 shares were sold under the ATM Agreement for gross proceeds of approximately $3.7 million. Because the Company is subject to General Instruction I.B.6 of Form S-3, it is restricted from selling securities in a public primary offering with a value exceeding one-third of its public float (the market value of our common stock held by our non-affiliates) in any 12-month period so long as its public float remains below $75.0 million. As of June 30, 2025 and December 31, 2024, there was no capacity to offer and sell Shares under the ATM Agreement.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the six months ended June 30, 2025, and 2024 is as follows:

		June 30, 2025
		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2024	35	$18,872	5.5	$-
Granted	90,000	3.00	9.7	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(3)	19,267	-	-
As of June 30, 2025	90,032	$20.85	9.7	$20,000
Exercisable at June 30, 2025	90,032	$20.85	9.7	$20,000
Vested and expected to vest at June 30, 2025	90,032	$20.85	9.7	$20,000

		June 30, 2024
		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2023	60	$21,954	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1)	891,768,343	-	-
As of June 30, 2024	59	$16,117	6.3	$-
Exercisable at June 30, 2024	56	$24,932	6.5	$-
Vested and expected to vest at June 30, 2024	47	$16,145	6.2	$-

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

Of the 90,032 options outstanding as of June 30, 2025, 90,018 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of June 30, 2025, is as follows:

	Unrecognized	Weighted Average
	Stock-Based Compensation	Remaining of Recognition
	(in thousands)	(in years)
Stock options	$-	-
Stock grants	$478	1.7

10. Commitments and Contingencies

The Company has executed agreements with certain executive officers of the Company which, upon the occurrence of certain events related to a change in control, call for payments to the executives up to three times their annual salary and accelerated vesting of previously granted stock awards.

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

SINTX Armor

On August 19, 2021, the Company, on behalf of SINTX Armor, entered into an Industrial Lease Agreement (the “SINTX Armor Lease”) pursuant to which the Company has agreed to lease approximately 10,936 square feet of office and manufacturing space from which SINTX Armor will conduct its operations. The term of the SINTX Armor Lease is 122 months through October 2031. Impairment of operating lease right-of-use assets of $0.7 million was recorded during 2024 related to Armor exit costs.

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

As of June 30, 2025, operating lease right-of-use assets were approximately $2.6 million, and operating lease liability was approximately $3.4 million. Non-cash operating lease expense during the six months ended June 30, 2025 and 2024, was approximately $0.2 million and $0.3 million, respectively. As of June 30, 2025, the weighted-average discount rate for the Company’s operating lease was 8.8%.

Operating lease future minimum payments together with the present values as of June 30, 2025, are summarized as follows (in thousands):

Years Ending December 31,
2025 (Remainder)	$326
2026	668
2027	688
2028	709
2029	730
Thereafter	1,395
Total future minimum lease payments	4,516
Less amounts representing interests	(1,096)
Present value of lease liability	3,420

Current portion of operating lease liability	371
Long-term portion operating lease liability	$3,049

12. Related Pary Transactions

During the three months ended June 30, 2025, the Company entered into a Research Collaboration Agreement (“Research Agreement”) with a company that is majority owned by a shareholder of the Company. The Company paid $500,000 to fund the Research Agreement. As of June 30, 2025, the remaining prepaid balance was $163,000, included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

13. Subsequent Events

On July 1, 2025, the Company closed on an Asset Purchase Agreement with Sinaptic Surgical, LLC (“Sinaptic Surgical”) and Sinaptic Holdings, LLC (“Holdings”), pursuant to which the Company agreed to purchase substantially all the assets and assume certain liabilities of Sinaptic Surgical. As consideration for the purchase of the assets under the Asset Purchase Agreement, the Company agreed to issue to Sinaptic Surgical warrants to purchase 325,000 shares of the Company’s common stock (the “Warrants”). The Warrants expire five years from the date of issue and have an exercise price of $6.30 per share. The Warrants will become exercisable upon the achievement of certain milestones prior to the expiration of the Warrants. In connection with the Asset Purchase, Sinaptic Surgical purchased 216,450 shares of the Company’s common stock at a purchase price of $3.465 per share in a private placement.

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

Overview

SINTX Technologies is an advanced ceramics company formed in December 1996, that develops and commercializes materials, components, and technologies for medical and agribiotech applications. SINTX provides biomedical solutions for medical devices specializing in silicon nitride (Si₃N₄) for musculoskeletal and antipathogenic applications. SINTX is a global leader in the research, development, and manufacturing of silicon nitride, and its products have been implanted in humans since 2008.

SINTX Core Business

Biomedical Applications: Since its inception, SINTX has been focused on medical grade silicon nitride. SINTX biomedical products have been shown to be biocompatible, bioactive, antipathogenic, and to have superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the U.S., Europe, South America and Asia. This established use, along with its inherent resistance to bacterial adhesion and bone affinity suggests that it may also be suitable in other fusion device applications such as arthroplasty implants, foot wedges, and dental implants. More recently, in July 2025, SINTX submitted a 510(k) premarket notification to the U.S. Food and Drug Administration (FDA) for its novel silicon nitride osteotomy wedges, marking its official entry into the foot and ankle reconstruction market. These next-generation implants blend cutting-edge biomaterials science with surgical precision and are designed to elevate standards in orthopedic procedures. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

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

Components of our Results of Operations

We manage our business within one reportable segment, which is consistent with how our management reviews our business, makes investment and resource allocation decisions, and assesses operating performance.

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

We believe our product revenue will increase as we complete development and obtain regulatory clearance for our product candidates and secure opportunities to manufacture third party products with silicon nitride.

We also derive grant and contract revenue from awards provided by governmental agencies.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
Product revenue	$100	$378	$(278)	-74%	$391	$687	$(296)	-43%
Grant and contract revenue	51	481	(430)	-89%	129	859	(730)	-85%
Total revenue	151	859	(708)	-82%	520	1,546	(1,026)	-66%
Cost of revenue	94	224	(130)	-58%	340	447	(107)	-24%
Gross profit	57	635	(578)	-91%	180	1,099	(919)	-84%

Operating expenses:
Research and development	1,238	1,677	(439)	-26%	2,354	3,696	(1,342)	-36%
General and administrative	1,310	1,072	238	22%	2,470	2,195	275	13%
Sales and marketing	126	256	(130)	-51%	305	502	(197)	-39%
Grant and contract expenses	48	340	(292)	-86%	99	613	(514)	-84%
Total operating expenses	2,722	3,345	(623)	-19%	5,228	7,006	(1,778)	-25%
Loss from operations	(2,665)	(2,710)	45	-2%	(5,048)	(5,907)	859	-15%
Other income (expense)	347	506	(159)	-31%	438	2,817	(2,379)	-84%
Net loss before taxes	(2,318)	(2,204)	(114)	5%	(4,610)	(3,090)	(1,520)	49%
Provision for income taxes	-	-	-	-%	-	-	-	-%
Net loss	$(2,318)	$(2,204)	$(114)	5%	$(4,610)	$(3,090)	$(1,520)	49%

Revenue

For the three months ended June 30, 2025, product revenue decreased $0.3 million, or 74%, compared to the same period in 2024. During the three months ended June 30, 2025, grant and contract revenue decreased $0.4 million, or 89% as compared to the same period in 2024.

For the six months ended June 30, 2025, product revenue decreased $0.3 million, or 43%, compared to the same period in 2024. During the six months ended June 30, 2025, grant and contract revenue decreased $0.7 million, or 85% as compared to the same period in 2024.

Revenue trends and strategic focus

The decrease in total revenue for the two periods was primarily due to the Company’s ongoing strategic repositioning away from non-core, low-margin OEM technical manufacturing contracts that did not support long-term profitability. This planned reduction in OEM-related revenue is consistent with our corporate shift toward commercializing proprietary silicon nitride-based biomedical devices, which we believe offer stronger margins, a more defensible competitive position, and better long-term value for shareholders.

While this strategic realignment has led to a temporary minor decline in reported revenue, we believe it is a necessary step in positioning the Company for sustainable growth. During this transitional period, we continue to invest in the development and regulatory advancement of silicon nitride-based orthopedic and surgical implants, as evidenced by our recently submitted 510(k) for osteotomy wedges used in foot and ankle fusion procedures. We believe that these products will serve as key revenue drivers in the future.

Cost of revenue and Gross profit

For the three months ended June 30, 2025, cost of revenue decreased $0.1 million, or 58%, compared to the same period in 2024 primarily due to the decrease in revenue mentioned above.

For the six months ended June 30, 2025, cost of revenue decreased $0.1 million, or 24%, compared to the same period in 2024 primarily due to the decrease in revenue mentioned above.

Research and development expenses

For the three months ended June 30, 2025, research and development expenses decreased $0.4 million, or 26%, compared to the same period in 2024, primarily due to a decrease in payroll related costs.

For the six months ended June 30, 2025, research and development expenses decreased $1.3 million, or 36%, compared to the same period in 2024, primarily due to a decrease in payroll related costs, patent expenses, protypes, and outside consulting costs.

General and administrative expenses

For the three months ended June 30, 2025, general and administrative expenses increased $0.2 million, or 22%, compared to the same period in 2024, primarily due to fees paid to departing members of the Board of Directors, higher accounting expenses, partially offset by lower legal expenses.

For the six months ended June 30, 2025, general and administrative expenses increased $0.3 million, or 13%, compared to the same period in 2024, primarily due to fees paid to departing members of the Board of Directors, partially offset by lower legal expenses.

Sales and marketing expenses

For the three months ended June 30, 2025, sales and marketing expenses decreased $0.1 million, or 51%, compared to the same period in 2024, primarily due to an overall decrease in payroll related costs.

For the six months ended June 30, 2025, sales and marketing expenses decreased $0.2 million, or 39%, compared to the same period in 2024, primarily due to an overall decrease in payroll related costs.

Grant and contract expenses

For the three months ended June 30, 2025, grant and contract expenses decreased $0.3 million, or 86%, compared to the same period in 2024, primarily due to the decrease in grant and contract revenue associated with the sale of the TA&T subsidiary.

For the six months ended June 30, 2025, grant and contract expenses decreased $0.5 million, or 84%, compared to the same period in 2024, primarily due to the decrease in grant and contract revenue associated with the sale of the TA&T subsidiary.

Other income, net

For the three months ended June 30, 2025, other income decreased $0.2 million, or -31%, compared to the same period in 2024, primarily due to a $0.5 million decrease in the change in value of derivative liabilities, partially offset by a $0.3 million gain on disposal of property and equipment associated with SINTX Armor.

For the six months ended June 30, 2025, other income decreased $2.4 million, or -84%, compared to the same period in 2024, primarily due to a $2.7 million decrease in the change in value of derivative liabilities, partially offset by a $0.3 million gain on disposal of property and equipment associated with SINTX Armor.

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

For the six months ended June 30, 2025, and 2024, the Company incurred a net loss of $4.6 million and $3.1 million, respectively, and used cash in operating activities of $3.7 million and $4.9 million, respectively. The Company had an accumulated deficit of $286 million and $282 million as of June 30, 2025, and December 31, 2024, respectively. We will require substantial future capital in order to continue operating our business, conduct research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all our product candidates.

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

The Company’s strategic emphasis is focused on utilizing its technology in making advancements in the biomedical sector. Historically engaged in both industrial and biomedical applications, SINTX has prioritized the development and commercialization of innovative medical devices, leveraging its expertise in advanced ceramics and biomaterials. This renewed focus aligns with a commitment to improving patient outcomes through the creation of products designed for surgical, orthopedic, and other specialized medical applications. We are concentrating our resources on high-growth areas within the healthcare sector where our proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility.

Through this transformation, SINTX’s aim is to deliver meaningful innovations to the medical community. Our current research and development pipeline is centered on medical-grade devices that incorporate antimicrobial properties, enhanced imaging capabilities, and durability under physiological conditions, which are critical for orthopedic implants, spinal fusion devices, and other surgical tools. As we transition our focus away from industrial applications, we anticipate this strategic shift will enable us to better serve the medical sector, address critical unmet needs, and position SINTX as a leading provider in the medical device market. By focusing on partnerships and collaborations with healthcare institutions and industry leaders, SINTX is positioned to expand its footprint in the medical device sector and drive shareholder value through sustainable, high-impact innovations.

On August 8, 2024, the Board of Directors approved a plan to implement a Company-wide reduction in the workforce. This decision was part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs.

On August 12, 2024, the Board of Directors approved a plan to cease efforts to make the armor plant operational. This decision was made to streamline operations and focus on core business areas that align with the Company’s long-term strategic goals. The armor plant has not been fully operational since the acquisition of the armor equipment in July 2021 and has been completely shut down since October 2023 due to the malfunctioning of the sintering furnace. In connection with this decision, the Company incurred an impairment charge of approximately $4.6 million during the year ended December 31, 2024. This charge primarily relates to the write-down of certain long-lived assets associated with the armor plant to their estimated fair value.

As explained in Note 2, on February 19, 2025, the Company entered into an Entity Acquisition Agreement (the “Agreement”) with Tethon Corporation (“Tethon”), pursuant to which the Company sold to Tethon all of the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T.

As a result of these uncertainties, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(3,710)	$(4,948)
Net cash provided by (used in) investing activities	289	(173)
Net cash provided by financing activities	4,143	6,338
Net increase in cash	$722	$1,217

Net cash used in operating activities

Net cash used in operating activities was $3.7 million during the six months ended June 30, 2025, compared to $4.9 million used during the six months ended June 30, 2024, a decrease of $1.2 million. Decrease in net loss of $1.5 million, combined with adjustments of non-cash items of $2.9 million, and an increase in other liabilities of $0.8 million, contributed positively to our net cash used in operating activities, partially offset by increases in accounts receivable of $0.2 million and prepaid expenses of $0.7 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $0.3 million during the six months ended June 30, 2025, compared to net cash used in investing activities of $0.2 million during the six months ended June 30, 2024, an increase of $0.5 million. The increase in cash provided by investing activities during 2025 was primarily due to a $0.5 million decrease in purchase of property and equipment and a $0.3 million increase in proceeds from the sale of property and equipment, partially offset by a $0.3 million decrease in proceeds from notes receivable.

Net cash provided by financing activities

There was $4.1 million in cash provided by financing activities during the six months ended June 30, 2025, compared to $6.3 million in cash provided by financing activities during the same period in 2024. The $2.2 million decrease to net cash provided by financing activities was primarily attributable to a decrease in proceeds from issuance of warrant derivative liabilities of $3.4 million offset by an increase in proceeds from issuance of common stock and prefunded warrants of $1.3 million.

Indebtedness

Information with respect to Indebtedness may be found in Note 7 to the condensed consolidated financial statements included in Item 1 of Part I of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to those policies for the six months ended June 30, 2025.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the condensed consolidated financial statements included in Item 1 of Part I of this report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer and principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2025. Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

Issuer Purchase of Equity Securities
Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c ) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
04/01/25 – 04/30/25	20,759	$2.25	20,759	$366,935.45
05/01/25 – 05/31/25	-	-	-	$366,935.45
06/01/25 – 06/30/25	-	-	-	$366,935.45

Total	20,759	$2.25	20,759	$366,935.45

(1)	In November 2024, the Company announced that its Board of Directors authorized a share repurchase program that would allow the Company to repurchase up to $500,000 of the Company’s outstanding common stock. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Form of Warrant		Exhibit 4.1, Form 8-K	06/27/25	001-33624

10.1	Form of Asset Purchase Agreement		Exhibit 10.1, Form 8-K	06/27/25	001-33624

10.1.1	Amendment No. 1 to Asset Purchase Agreement		Exhibit 10.1.1, Form 8-K	6/27/25	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32	Certifications of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date:	August 14, 2025	/s/ Eric Olson
Eric Olson
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

