Form 10-Q
period 2025-09-30
Sintx Technologies, Inc.
filed 2025-11-12
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

3,851,956 shares of common stock, $0.01 par value, were outstanding at November 7, 2025.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$6,250	$3,598
Account and other receivables, net of allowance for credit losses of $4.2 and $61.0 respectively	120	196
Prepaid expenses and other current assets	577	475
Inventories	447	502
Total current assets	7,394	4,771

Inventories, net	402	465
Property and equipment, net	507	922
Intangible assets, net	150	16
Goodwill	302	-
Operating lease right of use asset	2,536	3,159
Other long-term assets	73	80
Total assets	$11,364	$9,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$203	$299
Accrued liabilities	1,050	986
Debt	59	32
Derivative liabilities	870	208
Current portion of operating lease liability	384	456
Other current liabilities	1,781	1
Total current liabilities	4,347	1,982

Operating lease liability, net of current portion	2,949	3,537
Total liabilities	7,296	5,519

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 19 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of September 30, 2025 and December 31, 2024.	-	-

Common stock, $0.01 par value, 250,000,000 shares authorized; 3,666,280 and 1,342,853 shares issued and 3,615,856 and 1,342,853 outstanding as of September 30, 2025 and December 31, 2024, respectively.	36	13
Treasury Stock, 50,424 shares as of September 30, 2025	(133)	-
Additional paid-in capital	294,052	285,619
Accumulated deficit	(289,887)	(281,738)
Total stockholders’ equity	4,068	3,894
Total liabilities and stockholders’ equity	$11,364	$9,413

The condensed consolidated balance sheet as of December 31, 2024, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$150	$367	$541	$1,054
Grant and contract revenue	58	432	187	1,291
Total revenue	208	799	728	2,345
Costs of revenue	115	210	455	657
Gross profit	93	589	273	1,688
Operating expenses:
Research and development	1,264	796	3,618	4,492
General and administrative	2,102	802	4,836	2,997
Sales and marketing	59	87	100	589
Armor exit costs	-	4,457	-	4,457
Reduction in force	-	407	-	407
Grant and contract expenses	23	448	122	1,061
Total operating expenses	3,448	6,997	8,676	14,003
Loss from operations	(3,355)	(6,408)	(8,403)	(12,315)
Other income (expenses):
Interest expense	(13)	(9)	(40)	(15)
Interest income	43	24	130	66
Gain (loss) on disposal of equipment	-	(20)	327	(8)
Change in fair value of derivative liabilities	(214)	173	(166)	3,459
Offering costs of derivative liabilities	-	-	-	(550)
Other income, net	-	1	3	34
Total other income, net	(184)	169	254	2,986
Net loss before income taxes	(3,539)	(6,239)	(8,149)	(9,329)
Provision for income taxes	-	-	-	-
Net loss	$(3,539)	$(6,239)	$(8,149)	$(9,329)
Deemed dividend related to warrant inducement	(6,719)	-	(6,719)	-
Net loss attributable to common stockholders	$(10,258)	$(6,239)	$(14,868)	$(9,329)

Net loss per share – basic and diluted
Basic – net loss	$(1.19)	$(6.96)	$(3.38)	$(17.30)
Basic – deemed dividend related to warrant inducement	(2.27)	-	(2.79)	-
Basic – attributable to common stockholders	$(3.46)	$(6.96)	$(6.17)	$(17.30)

Diluted – net loss	$(1.19)	$(6.96)	$(3.38)	$(19.59)
Diluted – deemed dividend related to warrant inducement	(2.27)	-	(2.79)	-
Diluted – attributable to common stockholders	$(3.46)	$(6.96)	$(6.17)	$(19.59)

Weighted average common shares outstanding:
Basic	2,963,539	896,305	2,411,004	539,252
Diluted	2,963,539	897,323	2,411,179	656,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2023	256	$-	26,603	$-	$-	$279,486	$(270,714)	$8,772
Stock based compensation	-	-	-	-	-	50	-	50
Common stock issued for cash, net of fees	-	-	165,797	2	-	1,582	-	1,584
Prefunded warrants issued for cash, net of cash fees	-	-	-	-	-	406	-	406
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	63,000	1	-	(1)	-	-
Net loss	-	-	-	-	-	-	(886)	(886)
Balance as of March 31, 2024	256	-	255,400	3	-	281,523	(271,600)	9,926
Stock based compensation	-	-	14	-	-	15	-	15
Common stock issued for cash, net of fees	-	-	358,000	4	-	1,104	-	1,108
Extinguishment of derivative liabilities upon exercise of warrants	-	-	79	-	-	1	-	1
Issuance of common stock from the conversion of preferred stock	(11)	-	2,881	-	-	-	-	-
Round up of shares issued in reverse stock split	-	-	131,967	-	-	-	-	-
Net loss	-	-	-	-	-	-	(2,204)	(2,204)
Balance as of June 30, 2024	245	-	748,341	7	-	282,643	(273,804)	8,846
Stock based compensation	-	-	-	-	-	10	-	10
Common stock issued for cash, net of cash fees	-	-	595,560	6	-	2,958	-	2,964
Issuance of common stock from the conversion of preferred stock	4	-	(1,048)	-	-	-	-	-
Net loss	-	-	-	-	-	-	(6,239)	(6,239)
Balance of as September 30, 2024	249	$-	1,342,853	$13	$-	$285,611	$(280,043)	$5,581

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2024	249	$-	1,342,853	$13	$-	$285,619	$(281,738)	$3,894
Stock based compensation	-	-	2,264	-	-	177	-	177
Common stock and prefunded warrants issued for cash, net of fees	-	-	1,171,189	12	-	4,387	-	4,399
Issuance of common stock from the cashless exercise of warrants	-	-	5	-	-	-	-	-
Purchase of common stock into Treasury	-	-	-	-	(86)	-	-	(86)
Net loss	-	-	-	-	-	-	(2,292)	(2,292)
Balance as of March 31, 2025	249	-	2,516,311	25	(86)	290,183	(284,030)	6,092
Stock based compensation	-	-	53,932	1	-	279	-	280
Common stock and prefunded warrants issued for cash, net of fees	-	-	-	-	-	(19)	-	(19)
Issuance of common stock from the cashless exercise of warrants	-	-	20,928	-	-	-	-	-
Purchase of common stock into Treasury	-	-	-	-	(47)	-	-	(47)
Net loss	-	-	-	-	-	-	(2,318)	(2,318)
Balance as of June 30, 2025	249	-	2,591,171	26	(133)	290,443	(286,348)	3,988
Stock based compensation	-	-	35,004	-	-	888	-	888
Issuance of common stock for business acquisition	-	-	216,450	2	-	680	-	682
Issuance of common stock from the cashless exercise of warrants	-	-	128,000	1	-	(1)	-	-
Common stock and warrants issued for cash, net of fees	-	-	695,655	7	-	2,042	-	2,049
Deemed dividend related to warrant inducement	-	-	-	-	-	(6,719)	-	(6,719)
Warrants issued for warrant inducement	-	-	-	-	-	6,719	-	6,719
Net loss	-	-	-	-	-	-	(3,539)	(3,539)
Balance as of September 30, 2025	249	$-	3,666,280	$36	$(133)	$294,052	$(289,887)	$4,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(8,149)	$(9,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	245	727
Impairment of Armor	64	4,457
Amortization of right of use asset	246	428
Loss on disposal of subsidiary	25	-
Amortization of intangible assets	11	4
Stock based compensation - Employee	739	75
Stock based compensation - Non-employee	606	-
Change in fair value of derivative liabilities	166	(3,459)
Bad debt (recoveries) expense	(1)	13
Loss (gain) on disposal of equipment	(352)	8
Changes in operating assets and liabilities:
Trade accounts receivable	(13)	332
Prepaid expenses and other current assets	70	241
Inventories	110	171
Accounts payable and accrued liabilities	247	(788)
Other liabilities	34	(2)
Payments on operating lease liability	(275)	(396)
Net cash used in operating activities	(6,227)	(7,518)
Cash flows from investing activities
Purchase of property and equipment	(143)	(544)
Proceeds from acquisition of Sinaptic Surgical	750	-
Proceeds from notes receivable, net of imputed interest	-	320
Proceeds from sale of property and equipment	352	20
Disposal of property and equipment, net of cash received	(4)	-
Net cash provided by (used in) investing activities	955	(204)
Cash flows from financing activities
Proceeds from issuance of warrant derivative liabilities	-	3,366
Proceeds from issuance of common stock and prefunded warrants, net of cash fees	4,380	6,075
Proceeds from exercise of warrants, net of cash fees, and deposit for stock issuance (in other current liabilities)	3,624	-
Purchase of common stock into treasury	(133)	-
Proceeds from issuance of warrants in connection with exercise of warrants	206	-
Proceeds from issuance of common stock in connection with exercise of warrants	-	2
Payments on debt	(153)	(247)
Net cash provided by financing activities	7,924	9,196
Net increase in cash and cash equivalents	2,652	1,474
Cash and cash equivalents at beginning of period	3,598	3,340
Cash and cash equivalents at end of period	$6,250	$4,814

Noncash investing and financing activities
Debt issued for prepaid insurance	$180	$335
Deemed dividend related to warrant inducement and issuance of warrants	6,719	-
Agent warrant offering cost allocated to equity	-	13
Right of use asset for amended lease liability – increase	-	307
Reduction of derivative liability upon exercise of warrants	-	1
Supplemental cash flow information
Cash paid for interest	$40	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”, or the “Company”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”), SINTX Agribiotech, Inc., Sinaptic Surgical, LLC, and Technology Assessment and Transfer, Inc. (TA&T) through February 19, 2025 (see Note 2), which are collectively referred to as “we” or the “Company.” SINTX Technologies is an advanced ceramics company formed in December 1996 that develops and commercializes materials, components, and technologies for medical and agribiotech applications. SINTX provides biomedical solutions for medical devices specializing in silicon nitride (Si₃N₄) for musculoskeletal and antipathogenic applications. SINTX is a global leader in the research, development, and manufacturing of silicon nitride, and its products have been implanted in humans since 2008.

SINTX Core Business

Biomedical Applications: Since its inception, SINTX has been focused on medical grade silicon nitride. SINTX biomedical products have been shown to be biocompatible, bioactive, antipathogenic, and to have superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the U.S., Europe, South America and Asia. This established use, along with its inherent resistance to bacterial adhesion and bone affinity suggests that it may also be suitable in other fusion device applications such as arthroplasty implants, foot wedges, and dental implants. More recently, in October 2025, SINTX received U.S. Food and Drug Administration (FDA) 510(k) clearance for the SiNAPTIC® Foot & Ankle Osteotomy Wedge System, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the United States. These next-generation implants blend cutting-edge biomaterials science with surgical precision and are designed to elevate standards in orthopedic procedures. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 19, 2025. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024.

Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements that is regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our condensed consolidated statements of operations and comprehensive loss. Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the condensed consolidated financial statements.

Reverse Stock Split

On May 28, 2024, the Company effected a 1-for-200 reverse stock split of the Company’s common stock. The par value and the authorized shares of the common and preferred stock were not adjusted as a result of the reverse stock split. All common stock shares, equivalents, and per-share amounts for all periods presented in these condensed consolidated financial statements have been adjusted retroactively to reflect the reverse stock split.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of September 30, 2025, the most significant estimate relates to derivative liabilities relating to common stock warrants.

Reclassification

Certain other prior period balances have been reclassified to conform to the current period presentation.

Liquidity and capital resources

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, decrease expenses and raise additional funding. We continue to seek opportunities to raise additional funding through equity and/or debt financing. However, such funding is not guaranteed and may not be available to the Company on favorable terms and may involve restrictive covenants. If the Company is not able to obtain additional debt or equity financing, the impact on the Company will be material and adverse.

The board of directors, together with management, remains focused on advancing the Company’s business strategy and focus. We are concentrating our resources on high-growth areas within the healthcare sector where our proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility. Through this transformation, as demonstrated by the recent FDA 510(k) clearance of our SiNAPTIC® Foot & Ankle Osteotomy Wedge System, our aim is to deliver meaningful innovations to the medical community. By focusing on partnerships and collaborations with healthcare institutions and industry leaders, SINTX is positioned to expand its footprint in the medical device sector and drive shareholder value through sustainable, high-impact innovations.

On August 8, 2024, the board of directors approved a plan to implement a Company-wide reduction in the workforce. This decision was part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs.

On August 12, 2024, the board of directors approved a plan to cease efforts to make the armor plant operational. This decision was made to streamline operations and focus on core business areas that align with the Company’s long-term strategic goals. The armor plant had not been fully operational since the acquisition of the armor equipment in July 2021 and had been completely shut down since October 2023.

As discussed in Note 2 to the condensed consolidated financial statements, on February 19, 2025, the Company sold to Tethon all the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T.

As discussed in further detail above, in October 2025, the Company received FDA 510(k) clearance for a new foot and ankle osteotomy wedge system, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the United States. Revenue is expected to begin during the first half of 2026.

As discussed in Note 14 to the condensed consolidated financial statements, in October 2025, the Company entered into the 2025 ATM Agreement to sell shares of its common stock from time to time, through an “at the market offering” program, having an aggregate offering price of $6,413,876 was filed with the SEC.

As discussed in Note 12 to the condensed consolidated financial statements, in October 2025, the Company entered into a sublease agreement to lease the SINTX armor facility, that is expected to save the Company approximately $950,000 over the sublease term.

The Company believes that based on its existing capital resources and funds generated by operations, there is no significant uncertainty of the Company’s ability to continue as a going concern through at least November 12, 2026.

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

2. Disposition of TA&T

On February 19, 2025, the Company entered into an Entity Acquisition Agreement (the “Agreement”) with Tethon Corporation (“Tethon”), pursuant to which the Company sold to Tethon all the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T. The disposal did not represent a strategic shift that will have a major effect on the Company’s operations and financials and, therefore, did not qualify for discontinued operations treatment under ASC 205-20.

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

3. Business Combinations

On July 1, 2025, the Company entered into an Asset Purchase Agreement with Sinaptic Surgical, LLC (“Sinaptic Surgical”) and Sinaptic Holdings, LLC (“Holdings”), pursuant to which the Company agreed to purchase substantially all the assets and assume certain liabilities of Sinaptic Surgical. As consideration for the purchase of the assets under the Asset Purchase Agreement, the Company agreed to issue to Sinaptic Surgical warrants to purchase 325,000 shares of the Company’s common stock (the “Warrants”). The Warrants expire five years from the date of issue and have an exercise price of $6.30 per share. The Warrants will become exercisable upon the achievement of certain milestones prior to the expiration of the Warrants. In connection with the Asset Purchase Agreement, Sinaptic Surgical purchased 216,450 shares of the Company’s common stock at a purchase price of $3.465 per share in a private placement.

The fair value for the acquired intangible asset was estimated utilizing the income approach, which involves the use of significant estimates and assumptions including projected revenue growth rates, projected earnings, and discount rates.

The following table summarizes the consideration transferred, the estimated fair value of the assets acquired, and liabilities assumed, at the acquisition date (in thousands):

Amounts recognized as of the acquisition date
Fair value of consideration transferred
Common stock private placement	$682
Warrants (included in derivative liabilities)	495
Total consideration transferred	$1,177

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$750
Intangibles	145
Total assets acquired	895

Accounts payable and other accrued expenses	(20)
Total identifiable net assets	$875
Goodwill	$302

The Company recognized goodwill of $302,000, which reflects the future benefits of certain synergies, and regulatory and commercialization strategies. Acquired intangible assets are being amortized over the estimated useful life of five years on a straight-line basis.

4. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. The Company had potentially dilutive securities of approximately 3.3 million and 0.1 million as of September 30, 2025, and 2024, respectively, that were not included in the fully diluted loss per share calculation because they would have been antidilutive.

Below are basic and diluted loss per share data for the three months ended September 30, 2025, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(3,539)	$-	$(3,539)
Deemed dividend related to warrant inducement	(6,719)	-	(6,719)
Net loss attributable to common stockholders	$(10,258)	$-	$(10,258)

Denominator:
Number of shares used in per common share calculations:	2,963,539	-	2,963,539

Net loss per common share:
Net loss	$(1.19)	$-	$(1.19)
Deemed dividend related to warrant inducement	(2.27)	-	(2.27)
Net loss attributable to common stockholders	$(3.46)	$-	$(3.46)

Below are basic and diluted loss per share data for the nine months ended September 30, 2025, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(8,149)	$(1)	$(8,150)
Deemed dividend related to warrant inducement	(6,719)	-	(6,719)
Net loss attributable to common stockholders	$(14,868)	$(1)	$(14,869)

Denominator:
Number of shares used in per common share calculations:	2,411,004	175	2,411,179

Net loss per common share:
Net loss	$(3.38)	$(5.71)	$(3.38)
Deemed dividend related to warrant inducement	(2.79)	-	(2.79)
Net loss attributable to common stockholders	$(6.17)	$(5.71)	$(6.17)

Below are basic and diluted loss per share data for the three months ended September 30, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(6,239)	$(4)	$(6,243)
Deemed dividend related to warrant inducement	-	-	-
Net loss attributable to common stockholders	$(6,239)	$(4)	$(6,243)

Denominator:
Number of shares used in per common share calculations:	896,305	1,018	897,323

Net loss per common share:
Net loss	$(6.96)	$(3.93)	$(6.96)
Deemed dividend related to warrant inducement	-	-	-
Net loss attributable to common stockholders	$(6.96)	$(3.93)	$(6.96)

Below are basic and diluted loss per share data for the nine months ended September 30, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(9,329)	$(3,530)	$(12,859)
Deemed dividend related to warrant inducement	-	-	-
Net loss attributable to common stockholders	$(9,329)	$(3,530)	$(12,859)

Denominator:
Number of shares used in per common share calculations:	539,252	117,216	656,468

Net loss per common share:
Net loss	$(17.30)	$(30.12)	$(19.59)
Deemed dividend related to warrant inducement	-	-	-
Net loss attributable to common stockholders	$(17.30)	$(30.12)	$(19.59)

5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$478	$629
WIP	229	182
Finished goods	142	156
	$849	$967

As of September 30, 2025, inventories of approximately $0.4 million and $0.4 million were classified as current and long-term, respectively. Inventories classified as current represent the carrying value of inventories as of September 30, 2025, that management estimates will be sold or used by September 30, 2026.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets or liabilities (except the derivative liabilities explained above) were measured on a recurring basis as of September 30, 2025, and December 31, 2024. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2025, and December 31, 2024 (in thousands):

	Fair Value Measurements as of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Common stock warrants	$-	$-	$870	$870

	Fair Value Measurements as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Common stock warrants	$-	$-	$208	$208

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the nine months ended September 30, 2025, and 2024. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2025, and 2024 (in thousands):

Common Stock Warrants
Balance as of December 31, 2023	$304
Issuance of derivatives	3,366
Exercise of warrants	(1)
Change in fair value	(3,459)
Other	14
Balance as of September 30, 2024	$224

Balance as of December 31, 2024	$208
Issuance of derivatives	495
Change in fair value	167
Balance as of September 30, 2025	$870

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of September 30, 2025, and December 31, 2024, the derivative liability was calculated using the Monte Carlo simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of September 30, 2025, and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted-average risk-free interest rate	3.57-3.69%	4.12-4.35%
Weighted-average expected life (in years)	0.05-4.75	0.10-4.09
Expected dividend yield	-%	-%
Weighted-average expected volatility	135.00-170.00%	140.00-210.00%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

7. Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Payroll and related expense	$494	$400
Accrued payables	103	178
Other	453	408
	$1,050	$986

Other current liabilities consisted of deposits for stock issuance of $1.8 million. The stock issuance is related to the 2025 Warrant Inducement (see Note 9), and the stock is held in abeyance, as of September 30, 2025.

8. Debt

Insurance Premium Finance Arrangements

In June 2024, in connection with securing commercial liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Company made 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.75%. The loan was paid in full during the first quarter of 2025 and there was no outstanding balance as of September 30, 2025.

In March 2025, in connection with securing Director and Officer professional liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $145,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 7.45%. The outstanding balance totaled $45,000 as of September 30, 2025.

In May 2025, in connection with securing general liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 5 months. The Company paid a total of $14,000 up front toward the insurance premium and financed approximately $21,000. The Company will make 3 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 11.15%. The outstanding balance totaled $14,000 as of September 30, 2025.

9. Equity

2025 Warrant Inducement

On September 8, 2025, the Company entered into an inducement agreement (the “Inducement Letter”) with certain holders of certain of the Company’s existing warrants to purchase up to an aggregate of 1,099,431 shares of the Company’s common stock originally issued on February 25, 2025, with a five and one-half (5.5) years term at an exercise price of $3.32 per share.

Pursuant to the Inducement Letter, the warrant holders agreed to exercise for cash the existing warrants to purchase an aggregate of 1,099,431 shares of the Company’s common stock at an exercise price of $3.32 per share in consideration of the Company’s agreement to issue new common stock purchase warrants to purchase up to an aggregate of 1,649,147 shares of the Company’s common stock at an exercise price of $4.79 per share. In addition, the warrant holders agreed to pay $0.125 per new warrant as consideration for the issuance of the new warrants. The Company received aggregate gross proceeds of approximately $3.8 million from the exercise of the existing warrants by the warrant holder, before deducting placement agent fees and other offering expenses payable by the Company.

The Company estimated the fair value of each warrant on the issuance date using the Black-Scholes-Merton valuation model. The aggregate fair value of the new warrants issued as part of the inducement was $6.7 million, which is presented as a deemed dividend on the condensed consolidated statements of operations and the condensed consolidated statements of stockholders’ equity.

2025 Capital Raise and registration of shares

On February 20, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which it sold securities to certain institutional and accredited investors for aggregate gross proceeds of $5.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the private placement. As part of the Private Placement, the Company issued (i) 1,171,189 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 278,098 shares of common stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (iii) warrants to purchase 1,449,287 shares of common stock (the “Common Warrants”) with an exercise price of $3.32 per share. The purchase price per share of common stock and the associated Common Warrant was $3.45 and the purchase price per Pre-Funded Warrant and associated Common Warrant was $3.4499. The Common Warrants are exercisable immediately and expire five-and one-half years from issuance. The Pre-Funded Warrants are exercisable immediately and terminate when exercised in full. The Company filed a Registration Statement on Form S-3 registering the resale of the above-mentioned Securities, which was declared effective by the SEC on March 27, 2025.

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

2024 February Registered Offering

On February 2, 2024, the Company completed a public offering of 80,000 units, resulting in gross proceeds of approximately $4.0 million before deducting placement agent fees and offering expenses payable by the Company. Each unit consisted of either (i) one share of the Company’s common stock, par value $0.01 per share (“Common Stock”), or (ii) one pre-funded warrant to purchase one share of Common Stock, together with one Class E warrant and one Class F warrant to purchase additional shares of Common Stock. The offering included 17,000 units containing shares of Common Stock (the “Common Units”) and 63,000 units containing pre-funded warrants (the “Pre-Funded Warrant Units”). The Common Units were sold at a public offering price of $50.00 per unit, and the Pre-Funded Warrant Units were sold at a public offering price of $49.98 per unit. Each pre-funded warrant is exercisable for one share of Common Stock at an exercise price of $0.0001 per share and is exercisable immediately, subject to a beneficial ownership limitation of 4.99% or 9.99%. The Class E and Class F warrants are also exercisable immediately, subject to the same ownership limitation, at an exercise price of $50.00 per share. The Class E warrants expire five years after issuance, and the Class F warrants expire 18 months after issuance. Maxim Group LLC acted as the sole placement agent for the offering. Pursuant to the placement agency agreement, the Company paid a cash placement fee equal to 7.0% of the gross proceeds, plus reimbursement of expenses and legal fees up to $100,000. The Company also issued to the placement agent up to 3,200 warrants to purchase shares of Common Stock at an exercise price of $55.00 per share. These placement agent warrants become exercisable on July 31, 2024, and expire five years after the commencement of sales in the offering. Proceeds from the offering were used for general corporate purposes, including working capital.

2021 Equity Distribution Agreement

On February 25, 2021, the Company entered into an Equity Distribution Agreement (the “2021 ATM Agreement”) with Maxim Group LLC (the “Agent”) as sales agent. The agreement permitted the Company to offer and sell shares of its common stock, par value $0.01 per share (“Common Stock”), from time to time in an “at-the-market” offering for an aggregate offering amount of up to $15.0 million, as amended on January 10, 2023 and October 12, 2023. On March 22, 2024, the Company suspended sales under the 2021 ATM Agreement and terminated the continuous offering. On July 11, 2024, the Company filed a Prospectus Supplement with the Securities and Exchange Commission adjusting the remaining capacity under the 2021 ATM Agreement to approximately $3.1 million and subsequently resumed sales of Common Stock under the program. During the year ended December 31, 2024, the Company sold an aggregate of 602,357 shares of Common Stock pursuant to the 2021 ATM Agreement, resulting in gross proceeds of approximately $3.7 million before deducting sales commissions and offering expenses. The 2021 ATM Agreement terminated in accordance with its terms on February 25, 2025.

10. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the nine months ended September 30, 2025, and 2024 is as follows:

		September 30, 2025
		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2024	35	$18,872	5.5	$-
Granted	170,000	3.65	9.7	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(3)	19,267	-	-
As of September 30, 2025	170,032	$8.70	9.7	$98,300
Exercisable at September 30, 2025	170,032	$8.70	9.7	$98,300
Vested and expected to vest at September 30, 2025	170,032	$8.70	9.7	$98,300

		September 30, 2024
		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2023	60	$21,954	6.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(13)	26,749	-	-
Expired	(1)	891,768,343	-	-
As of September 30, 2024	46	$19,969	5.9	$-
Exercisable at September 30, 2024	45	$26,105	6.3	$-
Vested and expected to vest at September 30, 2024	22	$29,359	5.8	$-

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

Of the 170,032 options outstanding as of September 30, 2025, 170,018 were awarded to non-executive members of the board of directors.

Unrecognized stock-based compensation as of September 30, 2025, is as follows:

	Unrecognized	Weighted Average
	Stock-Based Compensation	Remaining of Recognition
	(in thousands)	(in years)
Stock options	$-	-
Stock grants	$2,081	1.3

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

SINTX Armor

The Company, on behalf of SINTX Armor, leases approximately 10,936 square feet of office and manufacturing space from which SINTX Armor conducted its operations. This lease expires in October 2031. Impairment of operating lease right-of-use assets of $0.7 million was recorded during 2024 related to Armor exit costs. In October 2025, the Company entered into a sublease agreement for the full 10,936 square foot space, which also expires in October 2031 (totaling approximately $950,000 over the sublease term). The sublease agreement is effective November 1, 2025, and is subject to landlord approval. A more detailed discussion of the new sublease agreement is set forth in Note 14. Subsequent Events, below.

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

As of September 30, 2025, operating lease right-of-use assets were approximately $2.5 million, and operating lease liability was approximately $3.3 million. Non-cash operating lease expense was immaterial during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, the weighted-average discount rate for the Company’s operating lease was 8.8%.

Operating lease future minimum payments together with the present values as of September 30, 2025, are summarized as follows (in thousands):

Years Ending December 31,	Amount
2025 (Remainder)	$165
2026	668
2027	688
2028	709
2029	730
Thereafter	1,395
Total future minimum lease payments	4,355
Less amounts representing interests	(1,022)
Present value of lease liability	3,333

Current portion of operating lease liability	384
Long-term portion operating lease liability	$2,949

13. Related Party Transactions

During the nine months ended September 30, 2025, the Company entered into a Research Collaboration Agreement (“Research Agreement”) with a company that is majority owned by a shareholder of the Company. The Company paid $500,000 to fund the Research Agreement. As of September 30, 2025, the remaining prepaid balance was $6,000, included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

14. Subsequent Events

Wainwright ATM

On October 3, 2025, the Company entered into an At The Market Offering Agreement (the “2025 ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), to sell shares of its common stock, par value $0.01 per share (the “2025 ATM Shares”) from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the 2025 ATM Shares made under the 2025 ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The 2025 ATM Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274951) initially filed by the Company with the SEC on October 12, 2023, and declared effective by the SEC on November 27, 2023, and related prospectus supplements to be prepared and filed pursuant to Rule 424(b) from time to time in connection with the offer and sale of the Shares. A prospectus supplement, dated October 3, 2025, covering the offer and sale of the 2025 ATM Shares having an aggregate offering price of $6,413,876 was filed with the SEC.

Sublease Agreement

On October 30, 2025, the Company entered into a Sublease Agreement (the “Sublease”) with Hayes Performance Systems, Inc., a Delaware corporation (“Hayes”), pursuant to which the Company agreed to sublease to Hayes all of the premises the Company currently leases under its Industrial Lease Agreement dated August 19, 2021 with SLS Industrial Portfolio Owner SLCP, LLC (the “Prime Lease”). The Sublease term commences on November 1, 2025, and expires on October 31, 2031, unless earlier terminated in accordance with the Sublease or upon termination of the Prime Lease. Under the Sublease, Hayes will pay the Company base rent ranging from approximately $9,700 per month during the first year of the Sublease to approximately $11,300 per month during the final year of the term, plus its proportionate share of operating expenses and taxes, currently estimated at $0.25 per rentable square foot per month. The Sublease provides for a three-month rent deferral totaling approximately $29,200, which will be repaid in six equal monthly installments beginning February 1, 2026. The Sublease is structured as a triple-net arrangement under which Hayes will be responsible for substantially all costs associated with the Subleased Premises, including utilities, maintenance, and insurance.

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

Overview

SINTX Technologies is an advanced ceramics company formed in December 1996 that develops and commercializes materials, components, and technologies for medical and agribiotech applications. SINTX provides biomedical solutions for medical devices specializing in silicon nitride (Si₃N₄) for musculoskeletal and antipathogenic applications. SINTX is a global leader in the research, development, and manufacturing of silicon nitride, and its products have been implanted in humans since 2008.

SINTX Core Business

Biomedical Applications: Since its inception, SINTX has been focused on medical grade silicon nitride. SINTX biomedical products have been shown to be biocompatible, bioactive, antipathogenic, and to have superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the U.S., Europe, South America and Asia. This established use, along with its inherent resistance to bacterial adhesion and bone affinity suggests that it may also be suitable in other fusion device applications such as arthroplasty implants, foot wedges, and dental implants. More recently, in October 2025, SINTX received U.S. Food and Drug Administration (FDA) 510(k) clearance for the SiNAPTIC® Foot & Ankle Osteotomy Wedge System, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the United States. These next-generation implants blend cutting-edge biomaterials science with surgical precision and are designed to elevate standards in orthopedic procedures. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation for certain members of our executive team and board of directors, and other personnel employed in finance, legal, compliance, administrative, information technology, customer service, executive and human resource departments. General and administrative expenses also include other expenses not part of the other cost categories mentioned above, including facility expenses and professional fees for accounting and legal services.

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
Product revenue	$150	$367	$(217)	-59%	$541	$1,054	$(513)	-49%
Grant and contract revenue	58	432	(374)	-87%	187	1,291	(1,104)	-86%
Total revenue	208	799	(591)	-74%	728	2,345	(1,617)	-69%
Cost of revenue	115	210	(95)	-45%	455	657	(202)	-31%
Gross profit	93	589	(496)	-84%	273	1,688	(1,415)	-84%

Operating expenses:
Research and development	1,264	796	468	59%	3,618	4,492	(874)	-19%
General and administrative	2,102	802	1,300	162%	4,836	2,997	1,839	61%
Sales and marketing	59	87	(28)	-32%	100	589	(489)	-83%
Armor exit costs	-	4,457	(4,457)	-100%	-	4,457	(4,457)	-100%
Reduction in force	-	407	(407)	-100%	-	407	(407)	-100%
Grant and contract expenses	23	448	(425)	-95%	122	1,061	(939)	-89%
Total operating expenses	3,448	6,997	(3,549)	-51%	8,676	14,003	(5,327)	-38%
Loss from operations	(3,355)	(6,408)	3,053	-48%	(8,403)	(12,315)	3,912	-32%
Other income (expense)	(184)	169	(353)	-209%	254	2,986	(2,732)	-91%
Net loss before taxes	(3,539)	(6,239)	2,700	-43%	(8,149)	(9,329)	1,180	-13%
Provision for income taxes	-	-	-	-%	-	-	-	-%
Net loss	$(3,539)	$(6,239)	$2,700	-43%	$(8,149)	$(9,329)	$1,180	-13%

Revenue

For the three months ended September 30, 2025, product revenue decreased $0.2 million, or 59%, compared to the same period in 2024. During the three months ended September 30, 2025, grant and contract revenue decreased $0.4 million, or 87% as compared to the same period in 2024.

For the nine months ended September 30, 2025, product revenue decreased $0.5 million, or 49%, compared to the same period in 2024. During the nine months ended September 30, 2025, grant and contract revenue decreased $1.1 million, or 86% as compared to the same period in 2024.

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

While this strategic realignment has led to a decline in reported revenue, we believe it is a necessary step in positioning the Company for sustainable growth. During this transitional period, we continue to invest in the development and regulatory advancement of silicon nitride-based orthopedic and surgical implants, as evidenced by the recently received 510(k) clearance for osteotomy wedges used in foot and ankle fusion procedures. Additionally, we entered into a private label agreement to supply OsseoSculpt™, a next next-generation biologic designed to complement the foot and ankle osteotomy wedges. We began recognizing commercial revenue from OsseoSculpt™ in Q3 2025. We believe that these products will serve as key revenue drivers beginning in 2026.

Cost of revenue and Gross profit

For the three months ended September 30, 2025, cost of revenue decreased $0.1 million, or 45%, compared to the same period in 2024 primarily due to the decrease in revenue mentioned above.

For the nine months ended September 30, 2025, cost of revenue decreased $0.2 million, or 31%, compared to the same period in 2024 primarily due to the decrease in revenue mentioned above.

Research and development expenses

For the three months ended September 30, 2025, research and development expenses increased $0.5 million, or 59%, compared to the same period in 2024, primarily due to an increase in costs related to the Research Agreement (see Note 13).

For the nine months ended September 30, 2025, research and development expenses decreased $0.9 million, or 19%, compared to the same period in 2024, primarily due to a decrease in payroll related costs, patent expenses, prototypes, and outside consulting costs, partially offset by an increase in costs related to the Research Agreement (see Note 13).

General and administrative expenses

For the three months ended September 30, 2025, general and administrative expenses increased $1.3 million, or 162%, compared to the same period in 2024, primarily due to increased stock-based compensation and other headcount related costs, partially offset by lower legal expenses and outside consulting costs.

For the nine months ended September 30, 2025, general and administrative expenses increased $1.8 million, or 61%, compared to the same period in 2024, primarily due to increased stock-based compensation and other headcount related costs, and fees paid to departing members of the board of directors, partially offset by lower legal expenses and outside consulting costs.

Sales and marketing expenses

For the three months ended September 30, 2025, sales and marketing expenses remained consistent compared to the same period in 2024.

For the nine months ended September 30, 2025, sales and marketing expenses decreased $0.5 million, or 83%, compared to the same period in 2024, primarily due to an overall decrease in payroll related costs.

Armor Exit Costs

For the three and nine months ended September 30, 2025, Armor exit costs decreased $4.5 million, or 100%, as compared to the same period in 2024 due to asset impairment costs at the SINTX Armor facility.

Reduction in Force Expenses

For the three and nine months ended September 30, 2025, reduction in force expenses decreased $0.4 million, or 100%, as compared to the same period in 2024 due to payroll expenses related to severance and accrued vacation payouts.

Grant and contract expenses

For the three months ended September 30, 2025, grant and contract expenses decreased $0.4 million, or 95%, compared to the same period in 2024, primarily due to the decrease in grant and contract revenue associated with the sale of the TA&T subsidiary.

For the nine months ended September 30, 2025, grant and contract expenses decreased $0.9 million, or 89%, compared to the same period in 2024, primarily due to the decrease in grant and contract revenue associated with the sale of the TA&T subsidiary.

Other income, net

For the three months ended September 30, 2025, other income decreased $0.4 million, or 209%, compared to the same period in 2024, primarily due to a $0.4 million decrease in the change in value of derivative liabilities.

For the nine months ended September 30, 2025, other income decreased $2.7 million, or 91%, compared to the same period in 2024, primarily due to a $3.1 million decrease in the change in value of derivative liabilities, partially offset by a $0.3 million gain on disposal of property and equipment associated with SINTX Armor, and a $0.1 million increase in interest income.

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

For the nine months ended September 30, 2025, and 2024, we incurred a net loss of $8.1 million and $9.3 million, respectively, and used cash in operating activities of $6.2 million and $7.5 million, respectively. We had an accumulated deficit of $290 million and $282 million as of September 30, 2025, and December 31, 2024, respectively. We will require substantial future capital in order to continue operating our business, conduct research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources may not be sufficient to enable us to fund the completion of the development and commercialization of all our product candidates.

To date, our operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. We expect that we will continue to generate operating losses and use cash in operations. Our continuation as a going concern is dependent upon its ability to increase sales, decrease expenses and raise additional funding. It is uncertain when, if ever, we will attain profitability and positive cash flows from operations or obtain additional financing.

We continue to seek opportunities to raise additional funding through equity and/or debt financing. However, such funding is not guaranteed and may not be available on favorable terms and may involve restrictive covenants. Any additional equity financing, if available, will most likely be dilutive to its current stockholders. If we are not able to obtain additional debt or equity financing, the impact on our company and business will be material and adverse.

The board of directors, together with management, remains focused on advancing our business strategy and focus. Our strategic emphasis is focused on utilizing our technology in making advancements in the biomedical sector. Historically engaged in both industrial and biomedical applications, we have prioritized the development and commercialization of innovative medical devices, leveraging its expertise in advanced ceramics and biomaterials. This renewed focus aligns with a commitment to improving patient outcomes through the creation of products designed for surgical, orthopedic, and other specialized medical applications. We are concentrating our resources on high-growth areas within the healthcare sector where our proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility.

Through this transformation, as demonstrated by the recent FDA 510(k) clearance of our SiNAPTIC® Foot & Ankle Osteotomy Wedge System, our aim is to deliver meaningful innovations to the medical community. Our current research and development pipeline is centered on medical-grade devices that incorporate antimicrobial properties, enhanced imaging capabilities, and durability under physiological conditions, which are critical for orthopedic implants, spinal fusion devices, and other surgical tools. As we transition our focus away from industrial applications, we anticipate this strategic shift will enable us to better serve the medical sector, address critical unmet needs, and position SINTX as a leading provider in the medical device market. By focusing on partnerships and collaborations with healthcare institutions and industry leaders, we believe that we are positioned to expand our footprint in the medical device sector and drive shareholder value through sustainable, high-impact innovations.

On August 8, 2024, the board of directors approved a plan to implement a Company-wide reduction in the workforce. This decision was part of an ongoing strategic review of our operations aimed at improving operational efficiency and reducing costs.

On August 12, 2024, the board of directors approved a plan to cease efforts to make the armor plant operational. This decision was made to streamline operations and focus on core business areas that align with our long-term strategic goals. The armor plant had not been fully operational since the acquisition of the armor equipment in July 2021 and had been completely shut down since October 2023 due to the malfunctioning of the sintering furnace. In connection with this decision, we incurred an impairment charge of approximately $4.6 million during the year ended December 31, 2024. This charge primarily relates to the write-down of certain long-lived assets associated with the armor plant to their estimated fair value.

As discussed in Note 2 to the condensed consolidated financial statements, on February 19, 2025, we entered into an Entity Acquisition Agreement (the “Agreement”) with Tethon Corporation (“Tethon”), pursuant to which the Company sold to Tethon all of the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T.

As discussed in Note 1 to the condensed consolidated financial statements, in October 2025, we received FDA 510(k) clearance for a new foot and ankle osteotomy wedge system, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the United States. Revenue is expected to begin during the first half of 2026.

As discussed in Note 14 to the condensed consolidated financial statements, in October 2025, we entered into the 2025 ATM Agreement to sell shares of its common stock from time to time, through an “at the market offering” program, having an aggregate offering price of $6,413,876 was filed with the SEC.

As discussed in Note 12 to the condensed consolidated financial statements, in October 2025, we entered into a sublease agreement to lease the SINTX armor facility, that is expected to save the Company approximately $950,000 over the sublease term.

We believe that based on our existing capital resources and funds generated by our operations, there is no significant uncertainty of the Company’s ability to continue as a going concern through at least November 12, 2026.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(6,227)	$(7,518)
Net cash provided by (used in) investing activities	955	(204)
Net cash provided by financing activities	7,924	9,196
Net increase in cash	$2,652	$1,474

Net cash used in operating activities

Net cash used in operating activities was $6.2 million during the nine months ended September 30, 2025, compared to $7.5 million used during the nine months ended September 30, 2024, a decrease of $1.3 million. Decrease in net loss of $1.2 million, combined with an increase in accounts payables and other liabilities of $1.0 million, contributed positively to our net cash used in operating activities, partially offset by a decrease in adjustments of non-cash items of $0.5 million, and increases in accounts receivable of $0.4 million.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $1.0 million during the nine months ended September 30, 2025, compared to net cash used in investing activities of $0.2 million during the nine months ended September 30, 2024, an increase of $1.2 million. The increase in cash provided by investing activities during 2025 was primarily due to $0.8 million in proceeds from the acquisition of Sinaptic Surgical (see Note 3), $0.4 million decrease in purchase of property and equipment and $0.3 million increase in proceeds from the sale of property and equipment, partially offset by a $0.3 million decrease in proceeds from notes receivable.

Net cash provided by financing activities

Net cash provided by financing activities was $7.9 million during the nine months ended September 30, 2025, compared to $9.2 million provided during the same period in 2024. The $1.3 million decrease to net cash provided by financing activities was primarily attributable to a decrease in proceeds from issuance of warrant derivative liabilities of $3.4 million, decrease in proceeds from issuance of common stock and prefunded warrants of $1.7 million, and repurchases of common stock into treasury of $0.1 million, partially offset by increases in proceeds from the exercise of warrants, net of cash fees, and deposit for stock issuance (in other current liabilities) of $3.6 million, and proceeds from issuance of warrants in connection with exercise of warrants of $0.2 million.

Indebtedness

Information with respect to Indebtedness may be found in Note 8 to the condensed consolidated financial statements included in Item 1 of Part I of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to those policies for the nine months ended September 30, 2025.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 1 to the condensed consolidated financial statements included in Item 1 of Part I of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In November 2024, the Company announced that its board of directors authorized a share repurchase program that would allow the Company to repurchase up to $500,000 of the Company’s outstanding common stock. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock. There were no repurchases of shares under the share repurchase program during the third quarter 2025. As of September 30, 2025, the maximum dollar value of shares that may yet be purchased under the program was $366,935.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Form of Warrant		Exhibit 4.1, Form 8-K	06/27/25	001-33624

10.1	Form of Inducement Letter		Exhibit 10.1, Form 8-K	09/09/25	001-33624

10.2	Form of New Warrant		Exhibit 10.2, Form 8-K	09/09/25	001-33624

10.3	Form of Placement Agent Warrant		Exhibit 10.3, Form 8-K	09/09/25	001-33624

10.4	Form of Additional Placement Agent Warrant		Exhibit 10.4, Form 8-K	09/09/25	001-33624

10.5	SINTX Technologies, Inc. 2025 Equity Incentive Plan		Exhibit 10.1, Form S-8	09/30/25	333-290629

10.6	At The Market Offering Agreement, dated October 3, 2025, by and between the Company and H.C. Wainwright & Co., LLC		Exhibit 10.1, Form 8-K	10/03/25	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date:	November 12, 2025	/s/ Kevin Trask
Kevin Trask
Chief Financial Officer
(Principal Financial Officer)

