Form 10-K
period 2025-12-31
Sintx Technologies, Inc.
filed 2026-03-20
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,651,741.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 13, 2026 was 4,121,727.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements. SINTX Technologies, Inc. (“we,” “us,” “ourselves,” the “Company”) has tried to identify forward-looking statements by using words such as “believe,” “may,” “might,” “could,” “should,” “will,” “aim,” “project,” “target,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar words. These forward-looking statements are based on our current assumptions, expectations and estimates of future events and trends. Forward-looking statements are only predictions and are subject to many risks, uncertainties and other factors that may affect our businesses and operations and could cause actual results to differ materially from those predicted. These risks and uncertainties include, but are not limited to, factors affecting our quarterly and annual results, our ability to manage our growth, our ability to achieve and sustain profitability, demand for our products, our ability to compete successfully, our ability to rapidly develop and introduce new products, our ability to develop and execute on successful business strategies, our ability to comply with changes and applicable laws and regulations that are applicable to our businesses, our ability to safeguard our intellectual property, our success in defending legal proceedings brought against us, trends in the medical device industry, and general economic conditions, and other risks set forth throughout this Annual Report, including under “Item 1, Business,” “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those discussed in other documents we file with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We are subject to the informational requirements of the Exchange Act. Accordingly, we file periodic reports and other information with the SEC. We will make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our Internet site, https://investors.sintx.com/ as soon as reasonably practicable after electronically filing such materials with the SEC. They may also be obtained free of charge by writing to SINTX Technologies, Inc., Attn: Investor Relations, 1885 West 2100 South, Salt Lake City, UT 84119. In addition, copies of these reports may be obtained through the SEC’s website at www.sec.gov or by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 800-SEC-0330.

Our common stock trades on the Nasdaq Capital Market under the symbol “SINT.”

SUMMARY OF PRINCIPAL RISK FACTORS

Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks Related to Our Capital Resources and Impairments

●	We will require additional financing and our failure to obtain additional funding would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

●	Raising additional capital by issuing securities or through debt financings or licensing arrangements may dilute existing stockholders, restrict our operations or require us to relinquish proprietary rights.

Risks Related to Our Business and Strategy

●	We have incurred net losses since our inception and may never achieve or sustain profitability.

●	Our success depends on our ability to successfully commercialize advanced ceramic products for biomedical, technical, and antipathogenic applications, which to date have experienced only limited market acceptance and which we may not be able to successfully commercialize.

●	We may not be able to compete effectively against the larger, well-established companies that dominate these markets or emerging and small innovative companies seeking to increase their share of the market.

●	We depend on our aerospace and biomedical customers’ ability to sell the products we manufacture. If our customers are not able to sell such products, our business and operating results will be adversely affected.

●	If we are unable to manufacture our advanced ceramic products on a timely basis consistent with our quality standards, our results of operation will be adversely impacted.

●	We depend on a limited number of third-party suppliers for key raw materials, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.

●	Part of our strategy is to establish and develop OEM partnerships and arrangements, which subjects us to various risks.

●	If hospitals and other healthcare providers are unable to obtain coverage or adequate reimbursement for procedures performed with our products, it is unlikely our products will be widely used.

●	Prolonged negative economic conditions in domestic and international markets may adversely affect us and could harm our financial position.

●	We are dependent on our senior management team, engineering team, and external advisors, and the loss of any of them could harm our business.

●	Cyber security risks and the failure to maintain the integrity of company, employee or guest data could expose us to business disruptions, data loss, litigation and liability, and our reputation and operating results could be significantly harmed.

Risks Related to Regulatory Approval of Our Products and Other Government Regulations

●	Contracting with government entities exposes us to additional risks and regulatory requirements.

●	We cannot be certain that we will be able to obtain regulatory clearance or approval and thereafter commercialize our biomedical or antipathogenic product candidates in a timely manner or at all.

●	We have little experience conducting clinical trials, therefore, they may proceed more slowly than anticipated, and we cannot be certain that our product candidates will be shown to be safe and effective for human use.

●	Our current and future relationships with third-party payers and current and potential customers in the United States and elsewhere may be subject, directly or indirectly, to various laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

●	U.S. federal income tax reform could adversely affect us.

●	Legislation may increase the difficulty and cost for us to obtain and monitor regulatory approval or clearance of our product candidates and affect the prices we may obtain for our products.

Risks Related to Our Intellectual Property and Litigation

●	If our patents, trade secrets and contractual provisions are inadequate to protect our intellectual property, we may not be able to successfully commercialize our products or operate our business profitably.

●	We have no patent protection covering the composition of matter for our solid silicon nitride or components of the related manufacturing process, and competitors may create formulations or processes substantially similar to ours.

●	We could become subject to intellectual property litigation that could consume significant amounts of our resources and adversely affect our business and results of operations.

●	We may be subject to damages resulting from claims that we have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition agreements with our competitors or non-solicitation agreements.

●	If our advanced ceramic products or our product candidates’ conflict with the intellectual property rights of others, we may not be able to manufacture or market our products or product candidates.

Risks Related to Potential Litigation from Operating Our Business

●	We may become subject to potential product liability claims or claims relating to our improper handling, storage or disposal of biological or hazardous materials, which could be time consuming and costly.

Risks Related to Public Companies

●	We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

●	We may not be able to maintain our listing on the Nasdaq Capital Market, which would adversely affect the price and liquidity of our common stock.

PART I

ITEM 1.	BUSINESS

Overview – SINTX Technologies

SINTX Technologies is an advanced ceramics company formed in December 1996 that develops, manufactures, and commercializes silicon nitride biomaterials, composites, devices, and related technologies for medical and other high-value applications. SINTX provides biomedical solutions for medical devices specializing in silicon nitride (Si₃N₄) for musculoskeletal and antipathogenic applications. We also manufacture parts made from silicon nitride for customers in the electrical, aerospace and other industrial sectors. SINTX is a global leader in the research, development, and manufacturing of silicon nitride, and its products have been implanted in humans since 2008.

SINTX Core Business

Biomedical Applications: Since its inception, SINTX has been focused on medical grade silicon nitride. SINTX biomedical products have been shown to be biocompatible, bioactive, antipathogenic, and to have superb bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the U.S., Europe, South America and Asia. This established use, along with its inherent resistance to bacterial adhesion and bone affinity suggests that it may also be suitable in other fusion device applications such as arthroplasty implants, foot wedges, and dental implants. More recently, in October 2025, SINTX received U.S. Food and Drug Administration (FDA) 510(k) clearance for the SiNAPTIC® Foot & Ankle Osteotomy Wedge System, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the United States. These next-generation implants blend advanced biomaterials science with surgical precision and are designed to elevate standards in orthopedic procedures. SINTX silicon nitride products can be polished to a smooth and wear-resistant surface for articulating applications, such as bearings for hip and knee replacements.

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

Antipathogenic Applications: Today, there is a global need to improve protection against pathogens in everyday life. SINTX believes that by incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks, drapes, filters, sutures, and wound care devices, it is possible to manufacture surfaces that inactivate pathogens, thereby limiting the spread of infection and disease. The discovery in 2020 that SINTX silicon nitride inactivates SARS-CoV-2, the virus which causes the disease COVID-19, has potentially opened new markets and applications for our material.

We presently manufacture advanced ceramic powders and components in our manufacturing facilities based in Salt Lake City, Utah. The SINTX Salt Lake City facility is registered with the FDA, is cGMP and ANVISA RDC 665 compliant, as well as being ISO 9001:2015, ISO 13485:2016 certified, and AS9100D certified. The Company’s products are primarily sold in the United States.

Our Products

Silicon Nitride

To control the quality, cost and availability of our silicon nitride products and product candidates, we operate our own silicon nitride manufacturing facility. Our 30,764 square foot corporate facility includes a 19,000 square foot FDA registered ISO 13485:2016 certified, and AS9100D certified manufacturing space. It is equipped with state-of-the-art powder processing, spray drying, pressing and computerized machining equipment, sintering furnaces, and other testing equipment that enables us to control the entire manufacturing process for our silicon nitride products and product candidates. All operations, with the exception of raw material production, are performed in-house. We purchase raw materials, consisting of silicon nitride ceramic powder and dopant chemical compounds, from several vendors which are ISO registered and approved by us. These raw materials are characterized and tested in accordance with our specifications and then blended to formulate our silicon nitride. We believe that there are multiple vendors that can supply these raw materials, and we continually monitor the quality and pricing offered by our vendors to ensure high quality and cost-effective supply of these materials.

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

We currently produce silicon nitride for use in our commercial products and product candidates in the following forms:

●	Monolithic Solid Silicon Nitride. This form of silicon nitride is a fully dense, load-bearing solid which can be used for devices that require high strength, toughness, fracture resistance and low wear. Applications include medical devices – such as interbody spinal fusion implants and foot and ankle wedges – and non-medical such as electrical and aerospace components.

●	Porous Silicon Nitride. While this form of silicon nitride has a chemical composition that is identical to that of our monolithic solid silicon nitride, this formulation has a porous structure, which is engineered to mimic cancellous bone, the spongy bone tissue that typically makes up the interior of human bones. Our porous silicon nitride has interconnected pores similar to that of cancellous bone ranging in size between about 90 and 600 microns. This form of silicon nitride can be used for the promotion of bone in-growth and attachment. We believe our porous silicon nitride can act as a substitute for the orthobiologics currently used to fill interbody devices to stimulate fusion, as a bone void filler, and as a porous scaffold for medical devices.

●	Silicon Nitride Powder. We can produce silicon nitride powder that is osteogenic and antipathogenic. This powder can then be utilized to produce composites or coatings.

●	Composites of Silicon Nitride and PEEK and PEKK. We have demonstrated that it is possible to compound our silicon nitride powder and the polymers PEEK (Polyether Ether Ketone) and PEKK (Polyether Ketone Ketone) and that the ensuing composite material maintains the bioactive properties of silicon nitride. We have engaged academic and commercial partners to assist us in developing this technology and have received NIH grants to assist in advancing this work. This composite material would allow the straightforward 3D printing of complex spine and CMF devices that would be more challenging to manufacture from silicon nitride alone.

●	Silicon Nitride Coating. With a similar chemical composition as our other forms of silicon nitride, this form of silicon nitride can be applied as an adherent coating to metallic substrates, including cobalt-chromium, titanium and steel alloys, polymers, and ceramics. We believe applying an extremely thin layer of silicon nitride as a coating may provide a highly wear-resistant articulation surface, such as on femoral heads, which may reduce problems associated with metal or polymer wear debris. We also believe that the silicon nitride coating can be applied to devices that require firm fixation and functional connections between the device or implant and the surrounding tissue, such as hip stems and screws. The use of silicon nitride coating may also create an antibacterial, antiviral, and antifungal barrier between the device and the adjacent bone or tissue. We are currently evaluating several different coating technologies.

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

We believe our silicon nitride is ideal as an implant material and is superior to other biomaterials currently used in the spine implant market such as PEEK, allograft and autograft bone, metal and traditional oxide ceramics, none of which possess all of the favorable characteristics of silicon nitride:

●	Promotes Bone Growth. Our silicon nitride is osteointegrative through its inherent surface topography and surface chemistry. The surface topography provides scaffolding for new bone growth. As a hydrophilic material, silicon nitride attracts protein cells and nutrients that stimulate osteoprogenitor cells to differentiate into osteoblasts, which are needed for optimal bone growth environments. Our silicon nitride has an inherent surface chemistry that favors bone formation and healing, much more so than PEEK and metals. These properties were highlighted in an in vivo study, where we measured the force required to separate devices from the spine after being implanted for three months, which indicates the quality of osteointegration. In the absence of bacteria, the force required to separate our silicon nitride from its surrounding bone was approximately three times that of PEEK, and nearly two times that of titanium. In the presence of bacteria, the force required to separate our silicon nitride from its surrounding bone was over five times that of titanium, while there was effectively no separation force required for PEEK, indicating essentially no osteointegration in a septic environment.

●	Antibacterial. We have demonstrated in in vitro and in vivo studies that silicon nitride has inherent surface antibacterial properties, which reduce the risk of bacterial infection and biofilm in and around a silicon nitride device. PEEK, traditional ceramics, metals and bone do not have this bacterial resistance. These properties were highlighted in an in vitro study (Acta Biomater. 2012 Dec;8(12):4447-54. Doi: 10.1016/j.actbio.2012.07.038. Epub 2012 Jul 31.), where live bacteria counts were between 8 and 30 times lower on our silicon nitride than PEEK and up to 8 times lower on our silicon nitride than titanium. In addition to improving patient outcomes, we believe the antibacterial properties of our silicon nitride should make it an attractive biomaterial to hospitals and surgeons who are not reimbursed by third-party payers for the treatment of acute, implant-related infections. Additionally, silicon nitride is synthetic and, therefore, there is a lower risk of disease transmission through cross-contamination or of an adverse auto-immune response, sometimes associated with the use of allograft bone.

●	Antiviral: Solid-surface inactivation of microbial pathogens has ancient roots; the Smith Papyrus (2600~2200 B.C.) described the use of copper surfaces to sterilize chest wounds and drinking water. Today, brass and bronze on doorknobs help prevent microbial spread in hospitals, and metal particles and surface coatings of selected metals are used in hygiene-sensitive environments, both as inactivators and adjuvants in inducing cellular immunity. Cellular toxicity limits these approaches because while the reactive oxygen radicals generated at metal surfaces efficiently kill bacteria and viruses, they also damage cells by oxidizing their proteins and lipids. Recent data have shown that silicon nitride surfaces are effective against several types of viruses. With surface-contact transmission of viral pathogens, particularly influenza, and the increasing use of consumer touchscreens in various retail industries, we believe that our material may have value to OEM partners focused on consumer glass-based surface coatings and treatments. We have filed a U.S. patent application on this effect.

●	Antifungal: We have conducted preliminary studies which suggest that our silicon nitride may be effective against fungal microbes. Plant-based viruses, bacteria, and fungi affect some 15% of the world’s edible crops, or about 1 billion metric tons of edible produce annually, with an economic impact in the US and Canada alone estimated to be between $1.5 to $5.0 billion per year. The mycotoxins produced by these plant fungi have an overall negative impact on human health and longevity. The inorganic nature of silicon nitride may prove to be more beneficial than the use of petrochemical or organometallic fungicides which are known to have residual effects in soil, on plants, and in fruit. In 2025, we received the issuance of International Patent No. 7635292, which covers novel agricultural uses of our silicon nitride, particularly in plant protection and antimicrobial treatment. This patent, combined with issued U.S. Patent No. 11,591,217, creates a family of patents focused on addressing the antimicrobial agribiotech market.

●	Imaging Compatible. Our silicon nitride interbody spinal fusion devices are semi-radiolucent, clearly visible in X-rays, and produce no distortion under MRI and no scattering under CT. These characteristics enable an exact view of the device for precise intra-operative placement and post-operative bone fusion assessment in spinal fusion procedures. These qualities provide surgeons with greater certainty of outcomes with our silicon nitride devices than with other biomaterials, such as PEEK and metals.

●	Hard, Strong and Resistant to Fracture. Our silicon nitride is hard, strong and possesses superior resistance to fracture over traditional ceramics and greater strength than polymers currently on the market. For example, our silicon nitride’s flexural strength is more than five times that of PEEK and our silicon nitride’s compressive strength is over twenty times that of PEEK. Unlike PEEK interbody spinal fusion devices, we believe our silicon nitride interbody spinal fusion devices can withstand the forces exerted during implantation and daily activities over the long term.

●	Resistant to Wear. We believe our silicon nitride joint implant product candidates could have higher resistance to wear than metal-on-cross-linked polyethylene and traditional oxide ceramic-on-cross-linked polyethylene joint implants, the two most commonly used total hip replacement implants. Wear debris associated with metal implants increases the risk of metal sensitivity and metallosis. It is a primary reason for early failures of metal and polymer articulating joint components.

●	Non-Corrosive. Our silicon nitride does not have the drawbacks associated with the corrosive nature of metal within the body, including metal sensitivity and metallosis, nor does it result in the release of metal ions into the body. As a result, we believe our silicon nitride products will have lower revision rates and fewer complications than comparable metal and traditional oxide ceramic products.

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

The demand for personalized implants is growing as surgeons seek optimized solutions tailored to individual patient anatomy, improving surgical outcomes and reducing complications. While demand for patient-matched implants continues to increase, regulatory pathways vary depending on device classification and intended use. Many patient-specific devices are reviewed under traditional 510(k), De Novo, or PMA pathways, depending on risk classification. Although FDA provides guidance regarding additive manufacturing and patient-matched devices, regulatory requirements remain substantial and may require extensive validation and, in some cases, clinical data. The Custom Device Exemption is available only in limited circumstances and is not applicable to most commercially marketed patient-specific implants.

The benefits of AI designed 3D-printed SiN/PEEK implants extend across the entire healthcare ecosystem. For hospitals, these implants may reduce hospital stays and operative times related to traditional custom implant manufacturing. It may also lower the costs associated with revision surgeries and improve patient satisfaction scores.

Physicians may benefit from implants designed to match patient anatomy and incorporate radiolucent materials, which can assist with intraoperative visualization using standard imaging modalities. Silicon nitride has been studied for its material properties, including surface characteristics that may inhibit bacterial adhesion under laboratory conditions. However, clinical outcomes, recovery times, and complication rates depend on numerous factors, including patient condition and surgical technique, and the Company makes no guarantee of improved outcomes relative to other available materials.

With our unique expertise and proprietary formulation and advanced manufacturing techniques of SiN/PEEK, we are well-positioned to capitalize on this rapidly expanding market, providing innovative solutions that meet the needs of healthcare providers and patients alike.

We and independent third parties have conducted biocompatibility, biomechanical, in vitro, and in vivo testing of our silicon nitride composition to support regulatory submissions for certain of our devices. Additional testing has been performed on specific products and product candidates. Findings from laboratory, animal, and limited human clinical investigations have been described in peer-reviewed publications and scientific presentations. The results of this testing have been published in over 130 peer reviewed publications and presentations that include basic science studies, small- and large-animal data, and human clinical studies. While these studies contribute to the scientific understanding of silicon nitride as a biomaterial, regulatory clearance and market adoption depend on multiple factors, including demonstration of safety and performance for specific indications and physician acceptance.

Our Competitive Strengths

We believe we can use our silicon nitride technology platform to become a leading advanced ceramic company and have the following principal competitive strengths:

●	Sole Provider of Silicon Nitride Medical Devices. We believe we are the only company that designs, develops, manufactures and sells medical grade silicon nitride-based products. Due to its key characteristics, we believe our silicon nitride enables us to offer new and transformative products across multiple medical specialties. In addition, with the FDA clearance of our silicon nitride Valeo products and SiNAPTIC® Foot & Ankle Osteotomy Wedge System, we are the only company to develop and manufacture a ceramic for use in FDA cleared spinal fusion medical devices, and FDA cleared osteotomy wedges, in the United States.

●	In-House Manufacturing Capabilities. We operate a 19,000 square foot manufacturing facility located at our corporate headquarters in Salt Lake City, Utah. This operation complies with the FDA’s quality system regulation, or QSR, and is certified under the International Organization for Standardization’s, or ISO, standard 13485:2016 for medical devices. This facility allows us to design and produce silicon nitride products while controlling the entire manufacturing process from raw material to finished components.

●	Extensive Network of Scientific Collaborators. We have developed strong, multi-year, collaborative relationships with surgeons who have used our products. These surgeons have supported us in collecting clinical data on silicon nitride and on reporting the successful patient outcomes they have observed. We also have long standing relations with university laboratories in the U.S. and participate in a European consortium on silicon nitride.

●	Highly Experienced Management and Technical Advisory Team. Members of our management team have extensive experience in silicon nitride, ceramics, research and development, manufacturing and operations, product development, and launching new silicon nitride products into multiple industries. We also collaborate with a network of leading technical advisors in the design, development and use of our silicon nitride products and product candidates.

Our Strategy

Our goal is to become a leading advanced ceramics company. Key elements of our strategy to achieve this goal are the following:

●	Develop new silicon nitride manufacturing technologies. Our current manufacturing process has allowed us to successfully produce spinal implants for over 10 years. We have made advancements in our processes – including the purchase of new manufacturing equipment – which we have leveraged to develop new porous and textured implants, and new composite products of silicon nitride with rigid polymers and fabrics. We have received three NIH grants to develop 3D printed silicon nitride / polymer implantable medical devices.

●	Apply our silicon nitride technology platform to new medical opportunities. We believe our biomaterial expertise, flexible manufacturing process, and strong intellectual property will allow us to transition currently available medical device products made of inferior biomaterials and manufacture them using silicon nitride and our technology platform to improve their characteristics. We are seeking partnerships to utilize our capabilities and manufacture products for medical OEM and private label partnerships. We see specific opportunities in markets such as foot and ankle, dental, maxillofacial, and arthroplasty.

●	Develop new products with antipathogenic properties, including inactivation of the SARS-CoV-2 virus, utilizing our silicon nitride technology. We have conducted tests which have identified and verified the antipathogenic properties of our silicon nitride powders, fully dense components, and silicon nitride-containing composites. Our research has explored the fundamental mechanisms responsible for these antipathogenic properties with the objective of developing commercial products and revenue from them. We have several partnerships exploring opportunities in face masks, filters, wound care, and coatings. In 2025, the United States Patent and Trademark Office (“USPTO”) granted our patent application titled, “Antipathogenic Fibrous Materials.” This patent secures broad protection for our proprietary silicon nitride-based antipathogen platform. Additionally, in 2025, the USPTO issued a Notice of Allowance for our patent application containing method claims covering our antipathogenic fabric technology.

Market Opportunity

Biomedical

We believe our silicon nitride biomaterial technology platform provides us with numerous competitive advantages in the biomaterials market. We manufacture interbody spinal fusion devices for CTL Amedica and have approximately 2 years remaining of a 10-year exclusive right to continue to manufacture them for CTL Amedica. We are developing products on our own behalf and for third party manufacturers – including CTL – for use as components in spine, total hip and knee joint replacements, as well as dental, foot & ankle, and maxillofacial applications. We believe we can also utilize our silicon nitride technology platform to develop future products in additional medical markets.

We believe that the main drivers for growth within the medical device markets are the following:

●	Introduction of New Technologies. Better performing and longer-lasting biomaterials, improved diagnostics, and advances in surgical procedures allow for surgical intervention earlier in the continuum of care and better outcomes for patients. We believe surgical options using better performing and longer-lasting biomaterials will gain acceptance among surgeons and patients and drive accelerated growth and increase the size of the spinal fusion and joint replacement markets. We are leveraging proprietary Silicon Nitride (SiN) and Polyether Ether Ketone (PEEK) formulation to advance AI designed 3D printing capabilities for Custom and Patient-Specific medical implants. This innovative material combination integrates the superior biocompatibility, osteointegration, and antimicrobial properties of silicon nitride with the strength, durability, and radiolucency of PEEK, which we believe will lead to next-generation implants that may enhance mechanical performance, reduce infection risks, and improve imaging compatibility.

●	Favorable and Changing Demographics. With the growing number of elderly people, age-related ailments are expected to rise sharply, which we believe will increase the demand and need for biomaterials and devices with improved performance capabilities. Also, middle-aged and older patients increasingly expect to enjoy active lifestyles and consequently demand effective treatments for painful spine and joint conditions, including better performing and longer-lasting interbody spinal fusion devices and joint replacements.

●	Market Expansion into New Geographic Areas. We anticipate that demand for biomaterials and the associated medical devices will increase as the applications in which biomaterials are used are introduced to and become more widely accepted in underserved countries, such as South America and Asia.

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, nondisclosure agreements, proprietary information ownership agreements and other intellectual property measures to protect our intellectual property rights. We believe that to have a competitive advantage, we must continue to develop and maintain the proprietary aspects of our technologies.

We have twenty-one issued U.S. patents, ten issued foreign patents, three pending U.S. non-provisional patent applications, twenty-three pending foreign patent applications and no pending PCT patent applications. Our first issued patent expired in 2016, with the last of these patents expiring in 2042.

We have been issued two U.S. patents directed to articulating implants using our high-strength, high toughness doped silicon nitride solid ceramic. These issued patents, which include U.S. Patent Nos. 9,051,639 and US 9,517,136 expire in 2032 and 2034, respectively.

We have been issued U.S. Patent No. 10,806,831 and U.S. Patent No. 11,738,122 both directed to antipathogenic implants which expire in 2037 and 2039, respectively.

We also have been issued U.S. Patent No. 11,192,787; U.S. Patent No. 11,591,217; and U.S. Patent No. 12,017,912 directed to antipathogenic devices which all expire in 2038.

We have been issued U.S. Patent No. 9,353,010 directed to alumina-zirconia ceramic implants which expires in 2034.

We have been issued U.S. Patent No. 9,353,012 directed to charge-compensating dopant stabilized alumina-zirconia ceramic implants which expires in 2034.

We have been issued U.S. Patent No. 9,399,309 directed to directed to methods for threading a ceramic material which expires in 2034.

We have been issued U.S. Patent No. 9,925,295 directed to improved ceramic and/or glass materials which expires in 2032.

We have been issued U.S. Patent No. 11,672,252 directed to antifungal composites which expires in 2040.

We have been issued U.S. Patent No. 11,844,344 directed to rapid inactivation of SARS-CoV-2 which expires in 2039.

We have been issued U.S. Patent No. 11,850,214 directed to antiviral compositions and devices which expires in 2038.

We have been issued U.S. Patent No. 11,857,001 directed to antipathogenic face mask which expires in 2038.

We have been issued U.S. Patent No. 12,070,391 directed to improving wear performance of ceramic-polyethylene or ceramic-ceramic articulation couples utilized in orthopedic joint prostheses which expires in 2038.

We have been issued U.S. Patent No. 12,239,761 directed to silicon nitride laser cladding which expires in 2042.

We have been issued U.S. Patent No. 12,162,807 directed to surface functionalization of zirconia-toughened alumina with silicon nitride which expires in 2040.

We have been issued U.S. Patent No. 12,433,294 directed to Directed to methods for treating or preventing a fungal pathogen in a plant which expires in 2039.

We have been issued U.S. Patent No. 12,433,356 directed to a fibrous material with embedded silicon nitride powder which expires in 2039.

We have been issued U.S. Patent No. 12,520,890 directed to methods of embedding silicon nitride powder in a fibrous material which expires in 2039.

With respect to PCT patent application serial no. PCT/US2018/014781 directed to antibacterial biomedical implants, we have a pending patent application in Europe to seek potential patent protection for our proprietary technologies in that country. In addition, we have a separate pending continuation patent application in the United States. We also have issued patents in Australia, Canada, Japan, United States, and South Korea.

With respect to PCT patent application serial no. PCT/US2019/026789 directed to methods for improving the wear performance of ceramic-polyethylene or ceramic-ceramic articulation couples utilized in orthopedic joint prostheses, we have an issued patent in Japan and a separate issued patent in the United States.

With respect to PCT application serial no. PCT/US2019/048072 directed to antipathogenic devices and methods, we have pending national stage applications in Europe and China, to seek patent protection for our proprietary technologies in those countries. In addition, we have two issued patents in Japan and three issued patents in the United States for this technology.

With respect to PCT application serial no. PCT/US2020/037170 directed to methods of surface functionalization of zirconia-toughened alumina with silicon nitride, we have pending national stage application in China to seek patent protection for our proprietary technologies in that country. In addition, we have an issued patent in Japan and an issued patent in the United States for this technology.

With respect to PCT application serial no. PCT/US2021/014725 directed to antifungal composites and methods thereof, we have pending national stage applications in Europe, Australia, Canada, Mexico, and South Korea to seek patent protection for our proprietary technologies in those countries. We also have a separate issued patent in the United States for this technology.

With respect to PCT application serial no. PCT/US2021/027258 directed to antipathogenic face mask, we have pending national stage applications in Japan and Mexico to seek patent protection for our proprietary technologies in those countries. In addition, we have an issued patent in the United States for this technology.

With respect to PCT application serial no. PCT/US2021/027263 directed to systems and methods for rapid inactivation of SARS-CoV2 by silicon nitride, copper, and aluminum nitride, we have no pending national stage applications, although we obtained an issued U.S. patent for this technology.

With respect to PCT application serial no. PCT/US2021/038364 directed to antipathogenic devices and methods thereof for antifungal applications, we have pending national stage applications in South Korea and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2021/028975 directed to methods for laser coating of silicon nitride on a metal substrate, we have pending national stage application in Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no PCT/US2021/028641 directed to methods of silicon nitride laser cladding, we have a pending national stage application in Mexico to seek patent protection for our proprietary technologies in that country. We also have a separate issued patent in the United States for this technology.

With respect to PCT application serial no. PCT/US2021/027270 directed to antiviral compositions and devices and methods of use thereof, we have pending national stage applications in China and Mexico to seek patent protection for our proprietary technologies in those countries. In addition, we have a separate issued patent in the United States for this technology.

With respect to PCT application serial no. PCT/US2021/056461 directed to systems and methods for selective laser sintering of silicon nitride and metal composites, we have a pending national stage application in Mexico to seek patent protection for our proprietary technologies in that country.

With respect to PCT application serial no. PCT/US2021/056452 directed to systems and methods for hot-isostatic pressing to increase nitrogen content in silicon nitride, we entered the national stage in India and Mexico to seek patent protection for our proprietary technologies in those countries.

With respect to PCT application serial no. PCT/US2021/062650 directed to nitride based antipathogenic compositions and devices and method of use thereof, we have a pending national stage application in Mexico to seek patent protection for our proprietary technologies in that country.

With respect to PCT application serial no. PCT/US2022/023868 directed to systems and methods for physical vapor deposition silicon nitride coatings having antimicrobial and osteogenic enhancements, we have pending national stage application in Mexico to seek patent protection for our proprietary technologies in that country.

With respect to PCT application serial no. PCT/US2022/076863 directed to methods for manufacturing silicon nitride materials, we have a pending national stage application in Europe. In addition, we have a separate pending patent application in the United States for this technology.

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

Government Regulation of Medical Devices

Governmental authorities in the United States, at the federal, state and local levels, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing, and export and import of products such as those we are commercializing and developing. Failure to obtain approval or clearance to market our products and products under development and to meet the ongoing requirements of these regulatory authorities could prevent us from continuing to market or develop our products and product candidates.

United States

Pre-Marketing Regulation

In the United States, medical devices are regulated by the FDA. Unless an exemption applies, a new medical device will require either prior 510(k) clearance or approval of a premarket approval application, or PMA, or authorization through the De Novo classification process, as applicable, before it can be marketed in the United States. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices, which are those that have the lowest level or risk associated with them, are subject to general controls, including labeling, establishment registration and device listing, labeling requirements, and adherence to the Quality System Regulation (“QSR”), which is being harmonized with ISO 13485:2016 under the FDA’s Quality Management System Regulation (“QMSR”), effective February 2, 2026. Class II devices are subject to general controls and special controls, including performance standards. Class III devices, which have the highest level of risk associated with them, are subject to most of the previously identified requirements as well as to premarket approval. Most Class I devices and some Class II devices are exempt from the 510(k) requirements, although manufacturers of these devices are still subject to registration, listing, labeling and applicable quality system requirements.

A 510(k) premarket notification must demonstrate that the device in question is substantially equivalent to another legally marketed device, or predicate device, that did not require premarket approval. In evaluating the 510(k), the FDA will determine whether the device has the same intended use as the predicate device, and (a) has the same technological characteristics as the predicate device, or (b) has different technological characteristics, and (i) the data supporting the substantial equivalence contains information, including appropriate clinical or scientific data, if deemed necessary by the FDA, that demonstrates that the device is as safe and as effective as a legally marketed device, and (ii) does not raise different questions of safety and effectiveness than the predicate device. While many 510(k) submissions do not require clinical data, FDA may require clinical or other additional data depending on the nature of the device, its technological characteristics, and associated risks. The FDA’s review timelines are governed by performance goals established under the Medical Device User Fee Amendments (“MDUFA”), which include target timeframes for substantive interaction and decision-making, but it may take longer based on requests for additional information. In addition, requests for additional data, including clinical data, will increase the time necessary to review the notice. If the FDA does not agree that the new device is substantially equivalent to the predicate device, the new device will be classified in Class III, and the manufacturer must submit a PMA or pursue the De Novo classification pathway, which provides a process for certain novel low- to moderate-risk devices for which no legally marketed predicate device exists. Modifications to a 510(k)-cleared medical device may require the submission of another 510(k) or a PMA if the changes could significantly affect the safety or effectiveness or constitute a major change in the intended use of the device.

Modifications to a 510(k)-cleared device may require submission of a new 510(k); however, certain modifications may be eligible for review under FDA’s Special 510(k) Program. If a device modification requires the submission of a 510(k), but the modification does not affect the intended use of the device or alter the fundamental scientific technology of the device, then summary information that results from the design control process associated with the cleared device can serve as the basis for clearing the application. Under the Special 510(k) Program, a manufacturer may rely on design control activities and risk analysis to support certain modifications, provided eligibility criteria are met; FDA may nevertheless request additional supporting information as needed. When the modification involves a change in material, the nature of the “new” material will determine whether a traditional or Special 510(k) is necessary. For example, in its Device Advice on How to Prepare a Special 510(k), the FDA uses the example of a change in a material in a finger joint prosthesis from a known metal alloy to a ceramic that has not been used in a legally marketed predicate device as a type of change that should not be submitted as a Special 510(k). However, if the “new” material is a type that has been used in other legally marketed devices within the same classification for the same intended use, a Special 510(k) is appropriate. The FDA gives as an example a manufacturer of a hip implant who changes from one alloy to another that has been used in another legally marketed predicate. Review timelines for Special 510(k)s are subject to MDUFA performance goals and may vary depending on the complexity of the submission.

The PMA process is more complex, costly and time consuming than the 510(k) clearance procedure. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical, manufacturing, control and labeling information to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a PMA is submitted, the FDA has 45 days to determine whether it is sufficiently complete to permit a substantive review. If the PMA is complete, the FDA will file the PMA. The FDA is subject to performance goal review times for PMAs under MDUFA, which establish target timeframes for review and decision-making, but if it has questions, it will likely issue a first major deficiency letter within 150 days of filing. It may also refer the PMA to an FDA advisory panel for additional review and will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the applicable quality system regulations, including the QMSR once effective, either of which could extend the 180-day response target. A PMA can take several years to complete and there is no assurance that any submitted PMA will ever be approved. Even when approved, the FDA may limit the indication for which the medical device may be marketed or to whom it may be sold. In addition, the FDA may request additional information or request the performance of additional clinical trials before it will reconsider the approval of the PMA or as a condition of approval, in which case the trials must be completed after the PMA is approved. Changes to the device, including changes to its manufacturing process, may require the approval of a supplemental PMA.

If a medical device is determined to present a “significant risk,” the manufacturer may not begin a clinical trial until it submits an investigational device exemption, or IDE, to the FDA and obtains approval of the IDE from the FDA. The IDE must be supported by appropriate data, such as animal and laboratory testing results and include a proposed clinical protocol. These clinical trials are also subject to the review, approval and oversight of an institutional review board, or IRB, which is an independent and multi-disciplinary committee of volunteers who review and approve research proposals, and the reporting of adverse events and experiences, at each institution at which the clinical trial will be performed. The clinical trials must be conducted in accordance with applicable regulations, including but not limited to the FDA’s IDE regulations and current good clinical practices. A clinical trial may be suspended by the FDA, the IRB or the sponsor at any time for various reasons, including a belief that the risks to the study participants outweigh the benefits of participation in the trial. Even if a clinical trial is completed, the results may not demonstrate the safety and effectiveness of a device or may be equivocal or otherwise not be sufficient to obtain approval.

Post-Marketing Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include:

●	compliance with the Quality System Regulation and, beginning February 2, 2026, the Quality Management System Regulation (QMSR), which require manufacturers to follow stringent design, testing, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;

●	labeling regulations, which prohibit the promotion of products for uncleared or unapproved or “off-label” uses and impose other restrictions on labeling; and

●	medical device reporting obligations, which require that manufacturers investigate and report to the FDA adverse events, including deaths, or serious injuries that may have been or were caused by a medical device and malfunctions in the device that would likely cause or contribute to a death or serious injury if it were to occur.

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

International Regulation

Sales of our medical devices outside the United States are subject to the regulatory requirements of each jurisdiction in which the products are marketed. These requirements vary by country and may require additional testing, clinical evidence, quality system documentation, product registration, labeling modifications, and governmental approvals prior to commercialization. Regulatory approval timelines outside the United States may differ from those of the FDA and may be longer or more burdensome.

European Union

In the European Union (“EU”), medical devices are regulated under Regulation (EU) 2017/745 on medical devices (“EU MDR”), which establishes a harmonized regulatory framework across the 27 EU Member States. Under the MDR, devices are classified by risk (Class I, IIa, IIb and III), and manufacturers must demonstrate compliance with the General Safety and Performance Requirements set forth in the regulation.

Except for certain low-risk devices, manufacturers must engage a designated Notified Body to assess conformity, including review of the manufacturer’s quality management system and technical documentation, which may include clinical evaluation data. Upon successful completion of the conformity assessment process, the manufacturer issues a Declaration of Conformity and affixes the CE marking, which permits commercial distribution throughout the EU. The MDR imposes significant pre- and post-market obligations, including clinical evaluation, post-market surveillance, vigilance reporting, and registration requirements. The transition to the MDR has increased regulatory scrutiny and compliance costs, and limited Notified Body capacity may affect review timelines.

Manufacturers established outside the EU must appoint an authorized representative within the EU.

United Kingdom and Other European Markets

Following the United Kingdom’s withdrawal from the EU, Great Britain is regulated separately by the Medicines and Healthcare products Regulatory Agency (MHRA) and generally requires UKCA marking, subject to transitional arrangements. Northern Ireland continues to follow EU MDR requirements. Switzerland and certain other European countries maintain regulatory systems that are broadly aligned with EU requirements but may impose additional local obligations, including appointment of local representatives and registration requirements.

Other International Markets

Other jurisdictions, including Canada, Japan, China, Brazil and others, maintain independent regulatory approval processes that typically require submission of technical documentation, evidence of quality system compliance, and, in some cases, local testing or clinical data. Although some countries may consider prior approvals or certifications, such as CE marking, manufacturers must independently comply with applicable local regulatory requirements.

Failure to obtain or maintain required international approvals or certifications could restrict our ability to market our products in those jurisdictions.

Compliance with Healthcare Laws

Our operations are subject to numerous federal and state healthcare laws and regulations that govern fraud and abuse, transparency, privacy, security, and interactions with healthcare professionals. These laws are interpreted broadly and enforced by federal and state authorities, including the U.S. Department of Justice (“DOJ”), the U.S. Department of Health and Human Services Office of Inspector General (“HHS-OIG”), and state attorneys general.

We have entered into arrangements with certain surgeons and other healthcare professionals, including consulting, product development, royalty, and other compensation arrangements. Some of these individuals may order or use our products, and some may hold equity interests in our company. Such relationships are subject to scrutiny under applicable fraud and abuse laws. We structure these arrangements to comply with applicable legal requirements, including fair market value and commercial reasonableness standards and policies intended to avoid payments that are tied to the volume or value of referrals. However, these laws are complex and fact-specific, and there can be no assurance that regulatory authorities would not challenge our arrangements.

The federal Anti-Kickback Statute prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward referrals for items or services reimbursable by federal healthcare programs. The statute is broadly interpreted, and compliance with statutory exceptions or regulatory safe harbors is voluntary but often narrowly construed. Violations may result in criminal penalties, civil monetary penalties, exclusion from federal healthcare programs, and liability under the federal False Claims Act.

The federal False Claims Act imposes liability on persons who knowingly submit, or cause the submission of, false or fraudulent claims for payment to federal healthcare programs. The statute permits private whistleblowers to bring actions on behalf of the government and share in any recovery. Claims arising from alleged kickbacks, improper marketing practices, or other regulatory violations may give rise to liability. Many states have enacted similar fraud and abuse and false claims laws that may apply to claims submitted to commercial payors as well as government programs.

We are also subject to federal and state transparency laws. The federal Physician Payments Sunshine Act requires medical device manufacturers to report certain payments and other transfers of value to physicians, teaching hospitals, and certain non-physician practitioners, as well as certain ownership and investment interests. Various states impose additional reporting, marketing compliance, or gift restriction requirements.

Our business may involve the receipt or processing of health-related information, and we are subject to applicable federal and state privacy and data security laws. To the extent we act as a “business associate” under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we are directly subject to HIPAA’s privacy, security, and breach notification requirements. In addition, numerous states have enacted consumer privacy and data protection laws that impose obligations regarding the collection, use, storage, and protection of personal information. Outside the United States, we may be subject to foreign data protection laws, including the European Union’s General Data Protection Regulation (“GDPR”).

Clinical research activities are subject to FDA regulations governing investigational devices and the protection of human subjects, including requirements for informed consent and Institutional Review Board oversight, as well as applicable international regulations where studies are conducted.

If our operations are found to violate any applicable healthcare, fraud and abuse, transparency, privacy, or other regulatory requirements, we could be subject to significant civil or criminal penalties, exclusion from participation in federal healthcare programs, corporate integrity obligations, reputational harm, and other sanctions, which could materially and adversely affect our business, financial condition, and results of operations.

Third-Party Reimbursement

Our products are purchased primarily by hospitals and surgical centers rather than directly by third-party payors. However, the commercial success of our products depends in significant part on the availability of coverage and reimbursement for procedures in which our devices are used. Hospitals and physicians are unlikely to utilize our products if reimbursement for the applicable procedures is insufficient to cover associated costs.

In the United States, Medicare reimburses inpatient hospital services under the Inpatient Prospective Payment System (“IPPS”), which utilizes diagnosis-related groups (“DRGs”), and outpatient hospital services under the Outpatient Prospective Payment System (“OPPS”), which utilizes ambulatory payment classifications (“APCs”). Ambulatory surgical centers are reimbursed under a separate prospective payment system. These payment systems generally provide predetermined amounts intended to cover facility costs associated with a procedure, including implantable devices. Payment amounts are established without regard to the cost of a particular manufacturer’s product, and hospitals bear the risk if device costs exceed reimbursement.

Coverage determinations may be made at the national or local level, and both governmental and private payors may deny or restrict coverage if a procedure is determined to be not medically necessary, not cost-effective, or inconsistent with applicable labeling or standards of care. Changes in coverage policies, reimbursement methodologies, payment rates, or site-of-service rules may adversely affect hospital purchasing decisions and utilization of our products. Private payors frequently adopt policies consistent with Medicare coverage and payment determinations.

Hospitals often participate in group purchasing organizations (“GPOs”), which negotiate pricing arrangements with manufacturers. Our ability to secure favorable contractual arrangements with GPOs, or to compete effectively outside of such arrangements, may affect our market access and pricing.

Federal and state healthcare programs and commercial payors continue to implement cost-containment measures, including value-based purchasing initiatives, bundled payment programs, and other payment models designed to control healthcare spending. These measures may increase pricing pressure on hospitals and, in turn, on medical device suppliers.

Outside the United States, reimbursement systems vary by jurisdiction and frequently involve government-established pricing controls, health technology assessments, or centralized procurement processes. In many countries, hospitals and healthcare facilities operate within budget constraints that may limit the adoption of new or higher-cost technologies. We cannot assure that favorable coverage, reimbursement, or pricing will be available in any market, and adverse changes in reimbursement policies could materially affect our business, financial condition, and results of operations.

Employees

As of December 31, 2025, we had 32 employees. We believe that our success will depend, in part, on our ability to attract and retain qualified personnel. We have never experienced a work stoppage due to labor difficulties, and believe our employee relations to be good. None of our employees are represented by labor unions. We strive toward having a diverse team of employees and are committed to equality, inclusion and workplace diversity.

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

We currently have limited committed sources of capital, and we have limited liquidity. Our cash and cash equivalents as of December 31, 2025 were $4.1 million. In October 2025, the Company entered into an At The Market Offering Agreement to sell shares of its common stock, from time to time, through an “at the market offering” or “ATM” program, having an aggregate offering price of $6.4 million. There is presently $6.0 million available capacity under the ATM. We will require substantial future capital in order to continue operating our business, conduct the research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all of our product candidates.

We cannot determine with certainty the duration and completion costs of the current or future development and commercialization of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of these product candidates for which we obtain regulatory approval. We may never succeed in achieving regulatory approval for certain or all of these product candidates. The duration, costs and timing of clinical trials and development of our spinal fusion, joint replacement and coated metal product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;

●	future clinical trial results we may choose to conduct;

●	potential changes in government regulation; and

●	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of our product candidates could mean a significant change in the costs and timing associated with the development of these product candidates.

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

The timing and amount of our future capital requirements will depend on many factors, including:

●	the level of sales of our current products and the cost of revenue and sales and marketing;

●	the extent of any clinical trials that we will be required to conduct in support of the regulatory clearance of our future product candidates;

●	the scope, progress, results and cost of our product development efforts;

●	the costs, timing and outcomes of regulatory reviews of our product candidates;

●	the number and types of products we develop and commercialize;

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent and scope of our general and administrative expenses.

Raising additional capital by issuing securities or through debt financings or licensing arrangements will likely cause dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent the Company raises additional capital through the issuance of equity or convertible debt securities, existing stockholders may experience dilution in their ownership interests. In addition, the terms of any such securities may include liquidation, conversion, dividend, or other preferential rights that are senior to or otherwise adversely affect the rights of holders of the Company’s common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products or grant licenses on terms that are not favorable to us. Any of these events could adversely affect our ability to achieve our product development and commercialization goals and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business and Strategy

We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future. We may never achieve or sustain profitability.

We have incurred substantial net losses since our inception. For the years ended December 31, 2025 and 2024, we incurred a net loss of $10.4 million and $11.0 million, respectively, and used cash in operations of $8.6 million and $8.6 million, respectively. We have an accumulated deficit of $292.1 million and $281.7 million as of December 31, 2025 and 2024, respectively. Our losses have resulted principally from costs incurred in connection with our sales and marketing activities, research and development activities, manufacturing activities, general and administrative expenses associated with our operations, impairments on intangible assets and property and equipment, interest expense, loss on extinguishment of debt and offering costs. Even if we are successful in launching new products into the market, we may continue to incur losses for the foreseeable future as we continue to manufacture products for CTL Medical and other OEM customers and invest in research and development and regulatory approvals for our product candidates. While we are focused on improving margins and controlling costs and believe our new product initiatives may improve our operating results over time, we cannot predict when, or if, we will achieve profitability.

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

We believe we are the first and only company to use silicon nitride in medical applications. To date, however, we have had limited acceptance of our silicon nitride-based products. In order to succeed in our goal of becoming a leading advanced ceramics company, we must increase market awareness of our silicon nitride interbody fusion products, including our spinal fusion implants and foot and ankle wedge systems, and develop and launch new biomedical, industrial, and antipathogenic products. If we fail in any of these endeavors or experience delays in pursuing them, we will not generate revenues as planned and will need to curtail operations or seek additional financing earlier than otherwise anticipated.

Our biomedical products may not achieve market acceptance or commercial success.

Following the sale of our spine implant business, we rely in part on third-party distribution partners to commercialize certain silicon nitride spinal fusion products that we manufacture. If these partners are unable to effectively market and sell such products or increase demand, our revenues would be adversely affected.

More broadly, our ability to generate meaningful revenue depends on market acceptance of our silicon nitride-based technologies by surgeons, hospitals, and other healthcare providers. Although we received FDA clearance for our first spinal fusion products in 2008, we have not achieved significant market share in the interbody spinal fusion market.

Our newer offerings, including the SiNAPTIC® foot and ankle wedge system, and any future products for which we obtain regulatory clearance or approval, may likewise fail to gain sufficient clinical adoption.

Market acceptance depends on numerous factors, including clinical outcomes, supporting data, reimbursement coverage and levels, pricing, surgeon familiarity, and competition from alternative biomaterials. If our products do not achieve adequate market acceptance, our business, results of operations, and financial condition would be materially adversely affected.

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

Our products and any product candidates that we may introduce into the market may not enable us to overcome the competitive advantages of these large and dominant orthopedic companies. In addition, even if we successfully introduce additional product candidates incorporating our silicon nitride biomaterial into the market, emerging and small innovative companies may seek to increase their market share and they may eventually possess competitive advantages, which could adversely impact our business. Our competitors may also employ pricing strategies that could adversely affect the pricing of our products.

Moreover, numerous companies are developing and commercializing alternative biomaterials and surface technologies that may compete with our silicon nitride-based products in terms of safety, performance, cost, and clinical acceptance. These include advanced metals, modified polymer implants (such as enhanced PEEK formulations), ceramic-coated or oxidized metal devices, additive manufacturing solutions, and other proprietary materials designed to improve osseointegration, durability, or antimicrobial properties. For example, certain competitors have developed ceramic-coated or treated metal implants intended to address limitations associated with traditional metal devices, which may compete directly with our silicon nitride and silicon nitride-coated product offerings. Competitive materials and technologies are being advanced not only in spinal applications but also in extremity and other orthopedic segments, including foot and ankle procedures in which our SiNAPTIC® foot and ankle wedge system and potential future extremity products may compete. If competing technologies demonstrate comparable or superior clinical outcomes, are supported by more extensive clinical data, achieve broader surgeon adoption, or are offered at more competitive prices, our ability to gain or maintain market share across our product portfolio could be adversely affected.

The manufacturing process for our silicon nitride products is complex and requires sophisticated state-of-the-art equipment, experienced manufacturing personnel and highly specialized knowledge. If we are unable to manufacture our silicon nitride products on a timely basis consistent with our quality standards, our results of operation will be adversely impacted.

In order to control the quality, cost and availability of our silicon nitride products, we developed our own manufacturing capabilities. We operate a 30,764 square foot facility which is certified under the ISO 13485 medical device manufacturing standard for medical devices and operates under the FDA’s quality systems regulations, or QSRs. All operations, with the exception of raw material production, are performed at this facility.

We are the sole manufacturer of our silicon-nitride based products. Our reliance solely on our internal resources to manufacture our silicon nitride products entails risks to which we would not be subject if we had secondary suppliers for their manufacture, including:

●	the inability to meet our product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity to meet additional demand for our products;

●	manufacturing and product quality issues related to the scale-up of manufacturing;

●	the inability to produce a sufficient supply of our products to meet product demands;

●	the disruption of our manufacturing facility due to equipment failure, natural disaster or failure to retain key personnel; and

●	our inability to ensure our compliance with regulations and standards of the FDA, including QSRs, and corresponding state and international regulatory authorities, including the NMPA (China).

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

While we currently manufacture silicon nitride spinal fusion implants that are commercialized through third-party distribution arrangements, our long-term growth depends on expanding our product portfolio across orthopedic, extremity, and other medical applications, as well as selected non-medical markets. This includes continued commercialization of our SiNAPTIC® foot and ankle wedge system and the development of additional silicon nitride-based products incorporating our advanced ceramic technologies.

To succeed in these efforts, we must continue product development and testing, scale and optimize manufacturing processes, obtain necessary regulatory clearances and approvals, establish or expand distribution and strategic partner relationships, and enhance our sales and marketing capabilities. We are also pursuing opportunities in non-medical applications, including advanced ceramic armor and other industrial technologies, which involve different market dynamics, customer requirements, and competitive landscapes.

Product development and commercialization involve substantial technical, regulatory, financial, and market risks. We may encounter delays in development timelines, increased costs, manufacturing challenges, regulatory obstacles, or slower-than-expected market adoption. There can be no assurance that any of our current or future product candidates will achieve regulatory clearance or approval, be successfully commercialized, or generate meaningful revenue. If we are unable to successfully expand and commercialize our product lines, or if commercialization is delayed, our revenues and growth prospects would be adversely affected, and we may need to reduce operations or seek additional capital sooner than anticipated.

We rely on both strategic partners and our own commercialization capabilities to develop and market our product candidates, and if these efforts are unsuccessful, we may not achieve profitability.

We currently utilize a combination of third-party commercialization arrangements and internal capabilities to develop, manufacture, and market our biomedical and antipathogenic product offerings. For certain product lines, including silicon nitride spinal fusion implants, we rely on distribution or strategic partners for commercialization. At the same time, following our acquisition of the SiNAPTIC® foot and ankle wedge system and related assets, we are undertaking direct commercialization efforts for that product line and may elect to do so for additional products in the future.

Our success will depend on the effectiveness of both these third-party relationships and our internal commercialization infrastructure. Where we rely on strategic partners, we are dependent on their ability to successfully market and distribute our products, manage customer relationships, and allocate sufficient resources to our product lines. Where we pursue commercialization independently, we must continue to build and manage sales and marketing capabilities, establish and maintain effective distribution channels, manage certified and validated commercial-scale manufacturing operations, conduct product development and testing, and obtain and maintain required regulatory clearances and approvals.

There can be no assurance that we will be able to successfully execute on either our partnered or direct commercialization strategies. If our strategic partners fail to perform as expected, if we are unable to effectively build and scale our internal commercialization capabilities, or if we experience delays or increased costs in these efforts, we may not generate revenues as anticipated and may need to curtail operations or seek additional financing sooner than expected.

Building and managing an in-house sales and distribution organization subjects us to significant operational, financial, and execution risks.

In connection with the commercialization of the SiNAPTIC® foot and ankle wedge system and potentially other future products, we are developing internal sales, marketing, and distribution capabilities. Establishing and managing an effective in-house commercial organization requires substantial time, capital, and management resources, and we have limited prior experience operating a direct sales force at scale.

We must recruit, train, and retain experienced sales representatives, including those with established relationships in the foot and ankle and broader orthopedic markets. Competition for qualified sales personnel in the medical device industry is intense, particularly for individuals with existing surgeon relationships and experience calling on hospitals, ambulatory surgery centers, and group purchasing organizations. We may be unable to attract or retain such personnel on acceptable terms, and turnover among sales representatives could disrupt customer relationships and delay revenue growth.

In addition, we may utilize independent distributors in certain territories, which introduces risks related to managing distributor performance, aligning incentives, negotiating pricing and commission structures, and maintaining consistent branding and compliance practices. Distributors may represent competing products and may not prioritize our products. Poor distributor performance or disputes over commercial terms could adversely affect sales.

Direct commercialization also requires us to manage inventory forecasting, warehousing, logistics, instrument tray deployment, and consignment arrangements. Inaccurate demand forecasting, slow inventory turnover, product returns, or obsolescence could result in write-downs and negatively impact gross margins. Furthermore, the need to maintain inventory and instrument sets in the field may increase our working capital requirements and cash burn, particularly during the early stages of market adoption.

If we are unable to effectively build, manage, and scale our internal sales and distribution infrastructure, or if the associated costs exceed our expectations, our commercialization efforts may be delayed or less successful than anticipated, which could materially adversely affect our business, results of operations, financial condition, and liquidity.

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

If hospitals and other healthcare providers are unable to obtain coverage or adequate reimbursement for procedures performed using our medical products, our products may not achieve widespread adoption.

The commercial success of our medical products, including our silicon nitride spinal implants, the SiNAPTIC® foot and ankle wedge system, and any future orthopedic or other medical devices we develop, depends in part on the availability of coverage and adequate reimbursement from governmental and private third-party payers. Hospitals and other healthcare providers that purchase and use our products generally rely on Medicare, Medicaid, private insurers, and other payers to reimburse all or a portion of the costs of the procedures in which our products are used, typically under bundled or fixed payment rates. If coverage is unavailable or reimbursement levels are insufficient, providers may be unwilling to use our products.

Coverage and reimbursement policies vary among payers and may be influenced by determinations made by the Centers for Medicare & Medicaid Services (CMS). Private payers frequently follow CMS coverage and payment decisions, and adverse determinations at the federal or state level could negatively affect reimbursement by other payers. In addition, payers may deny reimbursement if they determine that a procedure was not medically necessary, was not cost-effective, or involved a use not approved or cleared by the FDA.

The U.S. healthcare system continues to face significant cost-containment pressures. Government and private payers periodically revise payment methodologies and may reduce reimbursement rates or impose value-based purchasing and pay-for-performance measures that increase pricing pressure on hospitals and, indirectly, on medical device manufacturers. As a result, hospitals and other providers may seek to reduce the prices they pay for our products or limit adoption of products perceived as more costly than alternatives.

Hospitals and clinics often participate in group purchasing organizations (GPOs), which negotiate pricing arrangements with selected vendors. If we are unable to secure contracts with key GPOs or otherwise persuade providers to purchase our products outside of existing contracts, our ability to achieve meaningful market penetration could be adversely affected.

Internationally, reimbursement systems and pricing controls vary by country, and many jurisdictions impose price ceilings or other restrictions on medical devices. Failure to obtain favorable reimbursement or pricing approvals in international markets could limit adoption of our products outside the United States.

Adverse changes in coverage, reimbursement levels, or healthcare policy, whether in the United States or internationally, could materially adversely affect our business, results of operations, and financial condition.

A pandemic, epidemic or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business, operations, and financial condition.

Future outbreaks of infectious diseases or other public health emergencies in the United States or internationally could disrupt global and domestic economies, financial markets, and healthcare systems. Such events may result in reduced access to capital markets, increased market volatility, and constraints on our ability to raise additional financing on acceptable terms, or at all.

Public health crises may also disrupt our operations and those of our suppliers, manufacturers, and distribution partners. Travel restrictions, workforce shortages, quarantines, government-mandated shutdowns, or supply chain interruptions could delay product development, manufacturing, regulatory activities, or commercialization efforts. In addition, hospitals and healthcare providers may postpone elective or non-urgent procedures during periods of healthcare system strain, which could reduce demand for our orthopedic and other medical products.

The extent and duration of any future pandemic or public health emergency and its impact on our business would depend on numerous factors beyond our control, including the severity of the outbreak, governmental responses, and the resilience of global supply chains and healthcare systems. Any such event could materially adversely affect our business, results of operations, financial condition, and liquidity.

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

The members of our current senior management team may not be able to successfully implement our strategy. There are no assurances that the services of any of these individuals will be available to us for any specified period of time. The successful integration of our senior management team, the loss of members of our senior management team, engineering team and key external advisors, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our business, financial condition and results of operations. We may not have sufficient number of qualified personnel to effectuate our business strategy, which could have a material adverse effect on our business, financial condition and results of operations.

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

Cybersecurity risks and failures of our information technology systems could disrupt our operations, compromise confidential information, and materially adversely affect our business.

We rely on information technology systems and digital infrastructure to operate our business, including systems used for financial reporting, manufacturing operations, supply chain management, inventory control, sales and distribution activities, research and development, and communications with customers, suppliers, employees, and other third parties. We collect, process, and store sensitive information, including proprietary business information, intellectual property, employee data, and limited customer-related information.

Our systems, and those of our third-party service providers, distributors, and manufacturing partners, may be vulnerable to cybersecurity threats, including unauthorized access, ransomware attacks, phishing schemes, malware, business email compromise, insider misconduct, and other cyber incidents. The frequency and sophistication of cyberattacks have increased in recent years, particularly against healthcare and manufacturing companies.

A successful cyberattack or other security incident could result in the loss, theft, corruption, or unauthorized disclosure of confidential information; disruption of manufacturing or supply chain operations; delays in product development or commercialization; financial loss; and reputational harm. Ransomware or other attacks affecting our manufacturing systems could interrupt production or distribution of our medical products. In addition, a material cybersecurity incident could impair our ability to maintain effective internal control over financial reporting.

We are subject to evolving federal, state, and international data privacy and cybersecurity laws and regulations, as well as contractual obligations with third parties, which require us to safeguard information and, in certain circumstances, provide notice of data breaches. Compliance with these requirements may increase our costs, and any failure to comply could result in regulatory investigations, litigation, fines, or other liabilities.

Although we maintain cybersecurity policies, procedures, and technical safeguards designed to protect our systems and data, these measures may not be sufficient to prevent all incidents. Any significant cybersecurity breach or disruption could materially adversely affect our business, results of operations, financial condition, and liquidity.

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

We design, manufacture and service products that incorporate advanced technologies; the introduction of new products and technologies involves risks, and we may not realize the degree or timing of benefits initially anticipated; competition may reduce our revenues and segment share and limit our future opportunities.

We seek to achieve growth through the design, development, production, sale and support of innovative commercial products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly, and we invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products and services. Our ability to realize the anticipated benefits of our technological advancements depends on a variety of factors, including meeting development, production, certification and regulatory approval schedules; receiving regulatory approvals; execution of internal and external performance plans; availability of supplier and internally produced parts and materials; performance of suppliers and subcontractors; availability of supplier and internal facility capacity to perform maintenance, repair and overhaul services on our products; hiring and training of qualified personnel; achieving cost and production efficiencies; identification of emerging technological trends for our target end-customers (such as sustainable technologies, as described below); validation of innovative technologies; risks associated with the development of complex software; the level of customer interest in new technologies and products; and customer acceptance of products we manufacture or that incorporate technologies we develop. In addition, many of our products must adhere to strict regulatory and market-driven safety and performance standards in a variety of jurisdictions. The evolving nature of these standards, along with the long duration of development, production and aftermarket support programs, creates uncertainty regarding program profitability, particularly with our aircraft engine products. Development efforts divert resources from other potential investments in our businesses, and these efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings. In addition, the industries for our products or products that incorporate our technologies may not develop or grow as we anticipate. We or our customers, suppliers or subcontractors may encounter difficulties in developing and producing new products and services, and may not realize the degree or timing of benefits initially anticipated or may otherwise suffer significant adverse financial consequences. Due to the design complexity of our products or those of our customers or third-party manufacturers that incorporate our products into theirs or our customers’ products, we may experience delays in completing the development and introduction of new products or we may experience the suspension of production after these products enter into service due to safety concerns. Delays and/or suspension of production could result in increased development costs or deflect resources from other projects. We operate in highly competitive industries, and our competitors may have more extensive or more specialized engineering, manufacturing, marketing and servicing capabilities than we do. Our contracts are typically awarded on a competitive basis. Our bids are based upon, among other items, the cost to provide the products and services. To generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services and deliver the products and to be able to complete the contracts in a timely manner. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected. Furthermore, our competitors, including our customers, may develop competing technologies which gain industry acceptance in advance of or instead of our products, or meet particular in-demand technological needs before us or with technology that is superior to our existing or new technologies. For example, the enhanced focus on climate change has increased demand for more environmentally sustainable products and services, as described below. Our competitors may develop sustainable products or services that are available to our customers before our products or services, or that are adopted more readily than our products or services. In addition, our competitors or customers might develop new technologies or offerings that might cause our existing technologies and offerings to become obsolete or otherwise decrease demand for our offerings. In addition, the possibility exists that competitors or customers will develop aftermarket services and aftermarket parts for our products that attract customers and adversely impact our return on investment on new products. If we are unable to continue to compete successfully against our current or future competitors in our core businesses, we may experience declines in revenues and industry segment share. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

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

Our long-term success depends on our ability to obtain and maintain regulatory clearances and approvals for our medical products and product candidates, and we may be unable to do so in a timely manner or at all.

Our medical device products, including our silicon nitride spinal implants, extremity products such as the SiNAPTIC® foot and ankle wedge system, and any future medical device product candidates, are subject to extensive regulation by the U.S. Food and Drug Administration (FDA) and comparable regulatory authorities outside the United States. Before a new device may be commercially marketed in the United States, it generally must receive clearance under the FDA’s 510(k) premarket notification process, be authorized through the De Novo classification process, or obtain approval through the more rigorous premarket approval (PMA) process. These regulatory pathways are costly, time-consuming, and inherently uncertain.

Although many orthopedic devices are reviewed under the 510(k) process, the FDA may require additional non-clinical testing, clinical data, or other information to support a submission. Devices that we believe are eligible for 510(k) clearance may instead be required to undergo the De Novo or PMA processes, which typically involve greater data requirements and longer review periods. If we seek to conduct a clinical study of a significant risk device, we would be required to obtain FDA approval of an investigational device exemption (IDE) prior to initiating such study. Delays in preparing or submitting applications, responding to FDA requests for additional information, completing required testing, or obtaining IDE approval, if required, could delay or prevent commercialization of our product candidates or modifications to existing products.

Even after a device receives clearance or approval, we remain subject to ongoing regulatory requirements, including compliance with the FDA’s Quality System Regulation (which will transition to the Quality Management System Regulation (QMSR)), labeling and promotional restrictions, medical device reporting obligations, post-market surveillance, and FDA inspections. The FDA may disagree with our determination that a modification to a cleared device does not require a new premarket submission, which could result in enforcement actions such as warning letters, fines, product recalls, operating restrictions, or other corrective measures.

We are also subject to regulatory requirements in international markets, including under the European Union Medical Device Regulation (EU MDR) and other jurisdiction-specific frameworks. Approval processes, documentation standards, clinical evidence requirements, and timelines vary by jurisdiction, and regulatory approvals or certifications in one country do not ensure approval in another. Failure to obtain or maintain required regulatory authorizations in the United States or internationally, or significant delays in doing so, could prevent or delay commercialization of our products, increase our costs, and materially adversely affect our business, results of operations, and financial condition.

The safety and effectiveness of our products are not supported by long-term clinical data, and they may prove to be less safe or effective than our preclinical testing or limited clinical experience indicate.

We have received FDA clearance for our silicon nitride spinal implants and for the SiNAPTIC® foot and ankle wedge system, and we may seek additional regulatory clearances or approvals for future medical device products. Devices cleared through the FDA’s 510(k) process are generally required to demonstrate substantial equivalence to a legally marketed predicate device and often are supported primarily by bench testing, biocompatibility data, and other non-clinical information, rather than extensive long-term clinical trial data.

As a result, our currently marketed products and any future product candidates may not have been evaluated in long-term clinical studies prior to commercialization. Post-market surveillance, published clinical experience, or additional studies conducted by us or third parties may identify previously unrecognized adverse events, complications, or performance limitations. If our products are shown to be less safe or effective than anticipated, or if they are associated with unanticipated risks, we could be subject to regulatory enforcement actions, including recalls or withdrawal of marketing authorization, as well as product liability claims, negative publicity, reputational harm, and reduced market acceptance.

Any such developments could materially adversely affect our business, financial condition, and results of operations.

We may be required to generate clinical or additional supporting data for certain product candidates, which could increase costs and delay commercialization.

Although our currently marketed medical devices have been cleared through the FDA’s 510(k) process and we do not currently conduct, nor do we anticipate conducting, large-scale clinical trials for our existing product lines, the FDA may require clinical data or other additional testing to support future product candidates, new indications, or significant modifications to existing devices. If we seek to conduct a clinical study for a device that presents a significant risk, we would be required to obtain FDA approval of an investigational device exemption (IDE) before initiating such study.

Any requirement to conduct clinical studies could increase our development costs, require additional time and resources, and delay regulatory clearance or commercialization. Clinical studies, if required, are subject to regulatory oversight and may be affected by factors such as study design requirements, patient enrollment challenges, data variability, or adverse events. Even limited clinical investigations or post-market studies may produce results that are unfavorable or insufficient to support regulatory clearance or market acceptance.

If we are required to conduct more extensive clinical evaluations than anticipated, or if the results of any required studies are unfavorable, our ability to commercialize new or modified products could be delayed or prevented, which could materially adversely affect our business, financial condition, and results of operations.

Our relationships with healthcare providers, distributors, and third-party payers are subject to complex healthcare fraud and abuse, transparency, and privacy laws, and noncompliance could result in significant penalties and reputational harm.

Our sales, marketing, distribution, and other business arrangements with healthcare providers, hospitals, ambulatory surgery centers, distributors (including physician-owned distributorships), and other customers are subject to numerous federal, state, and foreign healthcare laws and regulations. These laws may affect the manner in which we promote, market, and sell our medical devices, including our spinal implants and the SiNAPTIC® foot and ankle wedge system.

In the United States, these laws include, among others, the federal Anti-Kickback Statute, which prohibits offering or receiving remuneration to induce referrals or purchases reimbursable under federal healthcare programs; the federal False Claims Act, which imposes civil and criminal liability for false or fraudulent claims for payment to the government; HIPAA and HITECH, which establish healthcare fraud offenses and impose privacy and security requirements for protected health information; and the Physician Payments Sunshine Act, which requires reporting of certain payments or transfers of value to physicians and teaching hospitals. Many states and foreign jurisdictions have adopted analogous fraud and abuse, transparency, and data privacy laws, some of which apply to commercial payers and may be broader in scope than federal requirements.

These laws are complex and subject to evolving interpretations. Our compliance efforts may require substantial resources, and we cannot assure that our business arrangements, or those of our distributors or customers, will not be challenged by governmental authorities. If our operations or relationships are found to violate applicable laws, we could be subject to significant civil, criminal, or administrative penalties, including fines, damages, exclusion from participation in government healthcare programs, contractual damages, reputational harm, and the restructuring of our operations. Any such action could materially adversely affect our business, results of operations, and financial condition.

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

Changes in tax laws or their interpretation could adversely affect our business and the value of our securities.

U.S. federal, state, and foreign tax laws are subject to change, and such changes could adversely affect our financial condition, results of operations, cash flows, and the value of our securities. Legislative, administrative, or judicial developments may modify tax rates, the availability of tax credits or net operating loss carryforwards, the timing of income recognition, deductibility of expenses, or other tax attributes that affect us.

The Inflation Reduction Act of 2022 introduced significant changes to U.S. corporate taxation, including a 15% minimum tax on adjusted financial statement income for certain large corporations and a 1% excise tax on certain corporate stock repurchases. Although we do not currently expect to be subject to the corporate minimum tax based on our size and financial profile, future changes in our operations, profitability, ownership structure, or applicable law could affect our tax obligations. The stock repurchase excise tax may increase the cost of any future share repurchase transactions, if undertaken.

In addition, states and foreign jurisdictions may adopt new or revised tax laws, increase tax rates, or change the interpretation of existing laws. The impact of any such changes is uncertain and could result in increased tax expense, reduced cash flows, or additional compliance costs, which could materially adversely affect our business and the value of our securities.

Changes in healthcare laws, regulations, and reimbursement policies may increase our costs, delay regulatory review, and adversely affect pricing and demand for our products.

Healthcare systems in the United States and internationally are subject to ongoing legislative, regulatory, and policy changes intended to control costs, expand access, and improve quality. These changes may affect the regulatory requirements applicable to our medical devices, including our spinal implants and extremity products such as the SiNAPTIC® foot and ankle wedge system, as well as the reimbursement available for procedures in which our products are used.

In the United States, the FDA periodically updates its regulations, guidance, and policies governing the premarket review, clearance, and approval of medical devices, including the 510(k), De Novo, and PMA pathways. Regulatory expectations may evolve with respect to clinical data requirements, cybersecurity, quality systems (including the transition from the Quality System Regulation to the Quality Management System Regulation), and post-market surveillance. Such changes could increase the time and expense associated with obtaining or maintaining regulatory clearance or approval for our products or modifications thereto. In addition, the FDA retains authority to revisit prior clearance determinations in certain circumstances.

Healthcare reform efforts at the federal and state levels, as well as initiatives by commercial payers, may reduce coverage, limit reimbursement, or increase pricing pressures on medical device manufacturers. Value-based purchasing programs, bundled payment models, and other cost-containment initiatives may encourage hospitals and providers to seek lower-cost alternatives or restrict adoption of new technologies.

Internationally, many countries maintain government-sponsored healthcare systems that regulate pricing, reimbursement, and market access. The implementation of the European Union Medical Device Regulation (EU MDR) has increased regulatory scrutiny and compliance costs, and pricing and reimbursement controls in various jurisdictions may include price caps, mandatory discounts, reference pricing, and other measures designed to limit public expenditures. These policies may reduce the prices we are able to obtain for our products, limit patient access, or delay commercialization in certain markets.

Any significant changes in healthcare laws, regulations, or reimbursement policies could increase our regulatory and compliance burdens, reduce demand for our products, or adversely affect our revenues, profitability, and growth prospects.

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

Our competitors may successfully challenge and invalidate or render unenforceable our issued patents, including any patents that may be issued in the future, which could prevent or limit our ability to market our products and could limit our ability to stop competitors from marketing products that are substantially equivalent to ours. In addition, competitors may be able to design around our patents or develop products that provide outcomes that are comparable to our products but that are not covered by our patents.

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

Any infringement claims against us, even if without merit, may cause us to incur substantial costs, and would place a significant strain on our financial resources, divert the attention of management from our core business, and harm our reputation. In some cases, litigation may be threatened or brought by a patent holding company or other adverse patent owner who has no relevant product revenues and against whom our patents may provide little or no deterrence. If we were found to infringe any patents, we could be required to pay substantial damages, including triple damages if an infringement is found to be willful, and royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. We may not be able to obtain a license enabling us to sell our products on reasonable terms, or at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe those patents. If we fail to obtain any required licenses or make any necessary changes to our technologies or the products that incorporate them, we may be unable to commercialize one or more of our products or may have to withdraw products from the market, all of which would have a material adverse effect on our business, financial condition and results of operations.

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

Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of third parties. Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under the laws of the United States. If we need suitable licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties, and we cannot be certain that we would even be able to obtain such licenses. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, that we use in producing our products, or that we use in treating patients with our products. We know that others have filed patent applications in various jurisdictions that relate to several areas in which we are developing products. Some of these patent applications have already resulted in patents and some are still pending. If we were found to infringe any of these issued patents or any of the pending patent applications, when and if issued, we may be required to alter our processes or product candidates, pay licensing fees or cease activities. If use of technology incorporated into or used to produce our product candidates is challenged, or if our processes or product candidates conflict with patent rights of others, third parties could bring legal actions against us, in Europe, the United States and elsewhere, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. Additionally, it is not possible to predict with certainty what patent claims may issue from pending applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent, provided such application is not filed in foreign jurisdiction. For U.S. patent applications that are also filed in foreign jurisdictions, such patent applications will not publish until 18 months from the filing date of the application. As a result, third parties may be able to obtain patents with claims relating to our product candidates which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them, and we cannot predict the outcome of any such action.

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

Our business exposes us to potential product liability claims that are inherent in the design, testing, manufacture, sale and distribution of our currently marketed products and each of our product candidates that we are seeking to introduce to the market. The use of orthopedic medical devices can involve significant risks of serious complications, including bleeding, nerve injury, paralysis, infection, and even death. Any product liability claim brought against us, with or without merit, could result in an increase of our product liability insurance rates or in our inability to secure coverage in the future on commercially reasonable terms, if at all. In addition, if our product liability insurance proves to be inadequate to pay a damage award, we may have to pay the excess of this award out of our cash reserves, which could significantly harm our financial condition. If longer-term patient results and experience indicate that our products or any component of a product causes tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. A product liability claim, even one without merit, could harm our reputation in the industry, lead to significant legal fees, and result in the diversion of management’s attention from managing our business.

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

We are currently a “smaller reporting company” as defined in the Securities Exchange Act of 1934. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Currently our common stock is quoted on the Nasdaq Capital Market under the symbol “SINT.” We must satisfy certain minimum listing maintenance requirements to maintain the Nasdaq Capital Market quotation, including certain governance requirements and a series of financial tests relating to stockholders’ equity or net income or market value, public float, number of market makers and stockholder, market capitalization, and maintaining a minimum bid price of $1.00 per share.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We maintain processes designed to assess, identify, and manage material risks from cybersecurity threats to our information technology systems and data. These processes are integrated into our broader risk management activities and are intended to protect the confidentiality, integrity, and availability of our systems and information.

We rely on information technology systems to support our manufacturing operations, supply chain management, inventory and distribution activities, research and development, financial reporting, and corporate functions. To protect these systems, we implement a range of technical and administrative safeguards, including access controls, network monitoring tools, data backup procedures, incident response protocols, and employee cybersecurity awareness training. We periodically assess our systems for vulnerabilities and engage third-party service providers, as appropriate, to assist in evaluating and strengthening our cybersecurity posture.

We also maintain processes to assess cybersecurity risks associated with certain third-party vendors and service providers that have access to our systems or data. These processes may include due diligence, contractual safeguards, and ongoing oversight, as appropriate based on the nature of the services provided.

As of the date of this Annual Report, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, cybersecurity threats are continually evolving, and there can be no assurance that our processes and controls will be sufficient to prevent all incidents. For additional information regarding cybersecurity risks, see Part I, Item 1A. “Risk Factors.”

Governance

Our Board of Directors has oversight responsibility for risk management, including risks arising from cybersecurity threats. The Board receives periodic updates from management regarding cybersecurity matters, including risk exposures, mitigation efforts, and significant developments, as appropriate.

Management is responsible for the day-to-day management of cybersecurity risk. Members of senior management oversee the Company’s cybersecurity policies, procedures, and controls, coordinate efforts across relevant functional areas, and lead response efforts in the event of a cybersecurity incident. Management reports to the Board on cybersecurity risks and related matters on a periodic basis and would promptly inform the Board of any material cybersecurity incident.

ITEM 2.	PROPERTIES

Our 30,764 square foot corporate office and manufacturing facilities are located in Salt Lake City, Utah. We occupy these facilities pursuant to a lease that expires in October 2031. Pursuant to the terms of the lease agreement, we may extend the lease for one additional period of five years.

We also lease a 10,936 square foot facility located in Salt Lake City, Utah. This facility is pursuant to a lease that expires in October 2031. As of November 2025, this facility is subleased through October 2031.

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

Market Information

Our shares of common stock are currently quoted on the Nasdaq Capital Market under the symbol “SINT.”

Holders of Record

As of December 31, 2025, we had approximately 164 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.

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

Overview

SINTX Technologies is an advanced ceramics company formed in December 1996 that develops, manufactures, and commercializes silicon nitride biomaterials, composites, devices, and related technologies for medical and other high-value applications. SINTX provides biomedical solutions for medical devices specializing in silicon nitride (Si₃N₄) for musculoskeletal and antipathogenic applications. We also manufacture parts made from silicon nitride for customers in the electrical, aerospace and other industrial sectors. SINTX is a global leader in the research, development, and manufacturing of silicon nitride, and its products have been implanted in humans since 2008.

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

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table sets forth, for the periods indicated, our results of operations for the years ended December 31, 2025 and 2024 (dollars, in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Product revenue	$729	$1,246	$(517)	-41%
Grant and contract revenue	289	1,641	(1,352)	-82%
Total revenue	1,018	2,887	(1,869)	-65%
Cost of revenue	557	811	(254)	-31%
Gross profit	461	2,076	(1,615)	-78%
Operating expenses:
Research and development	4,587	5,201	(614)	-12%
General and administrative	6,197	3,997	2,200	55%
Sales and marketing	242	614	(372)	-61%
Armor exit costs	-	4,602	(4,602)	-100%
Reduction in force	-	407	(407)	-100%
Grant and contract expense	156	1,302	(1,146)	-88%
Total operating expenses	11,182	16,123	(4,941)	-31%
Loss from operations	(10,721)	(14,047)	3,326	-24%
Other income (expense), net	357	3,023	(2,666)	-88%
Net loss before income taxes	(10,364)	(11,024)	660	-6%
Provision for income taxes	-	-	-	-%
Net loss	$(10,364)	$(11,024)	$660	-6%

Revenue

Product revenue decreased $0.5 million, or 41%, compared to the same period in 2024. Grant and contract revenue decreased $1.4 million, or 82%, compared to the same period in 2024.

Revenue trends and strategic focus

The decrease in total revenue was primarily due to the Company’s ongoing strategic repositioning away from non-core, low-margin OEM technical manufacturing contracts that did not support long-term profitability. This planned reduction in OEM-related revenue is consistent with our corporate shift toward commercializing proprietary silicon nitride-based biomedical devices, which we believe offer stronger margins, a more defensible competitive position, and better long-term value for shareholders.

While this strategic realignment has led to a decline in reported revenue, we believe it is a necessary step in positioning the Company for sustainable growth. During this transitional period, we continue to invest in the development and regulatory advancement of silicon nitride-based orthopedic and surgical implants, as evidenced by the recently received 510(k) clearance for osteotomy wedges used in foot and ankle fusion procedures. Additionally, we entered into a private label agreement to supply OsseoSculpt™, a next-generation biologic designed to complement the foot and ankle osteotomy wedges. We began recognizing commercial revenue from OsseoSculpt™ in the second half of 2025. We believe that these products will serve as key revenue drivers in 2026.

Cost of Revenue and Gross Profit

Cost of revenue decreased $0.3 million, or 31%, compared to the same period in 2024, while gross profit decreased $1.6 million, or 78%, for the same period. These decreases were primarily due to the decrease in revenue mentioned above.

Research and Development Expenses

Research and development expenses decreased $0.6 million, or 12%, compared to the same period in 2024. This decrease was primarily due to a decrease in payroll related costs, patent expenses, prototypes, and outside consulting costs, partially offset by an increase in costs related to a research agreement.

General and Administrative Expenses

General and administrative expenses increased $2.2 million, or 55%, compared to the same period in 2024. This increase is primarily due to increased stock-based compensation and other headcount related costs, and fees paid to departing members of the board of directors, partially offset by lower legal expenses and outside consulting costs.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.4 million, or 61%, compared to the same period in 2024. This decrease was primarily due to decreases in payroll related costs and outside consulting costs.

Armor Exit Costs

Armor exit costs decreased $4.6 million, or 100%, compared to the same period in 2024. This decrease was attributable to the asset impairment costs at the SINTX Armor facility.

Reduction in Force Expenses

Reduction in force expenses decreased $0.4 million, or 100%, as compared to the same period in 2024. This decrease was attributable to payroll expenses related to severance and accrued vacation payouts.

Grant and Contract Expenses

Grant and contract expenses decreased $1.1 million, or 88%, compared to the same period in 2024. This decrease was primarily due to the decrease in grant and contract revenue associated with the sale of the TA&T subsidiary.

Other Income (Expense), Net

Other income (expense), net decreased $2.7 million, or 88%, compared to the same period in 2024. This decrease was primarily due to a $3.6 million decrease in the change in value of derivative liabilities, partially offset by $0.5 million change in derivative liabilities offering costs, a $0.3 million gain on disposal of property and equipment associated with SINTX Armor, and a $0.1 million increase in interest income.

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

For the years ended December 31, 2025 and 2024, the Company incurred a net loss of $10.4 million and $11.0 million, respectively, and used cash in operations of $8.6 million and $8.6 million, respectively. The Company had an accumulated deficit of $292.1 million and $281.7 million as of December 31, 2025 and 2024, respectively. We will require substantial future capital in order to continue operating our business, conduct research and development and regulatory clearance and approval activities necessary to bring our products to market, and to establish effective marketing and sales capabilities. Our existing capital resources are not sufficient to enable us to fund the completion of the development and commercialization of all our product candidates.

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

The board of directors, together with management, remains focused on advancing our business strategy and focus. Our strategic emphasis is focused on utilizing our technology in making advancements in the biomedical sector. Historically engaged in both industrial and biomedical applications, we have prioritized the development and commercialization of innovative medical devices, leveraging our expertise in advanced ceramics and biomaterials. This renewed focus aligns with a commitment to improving patient outcomes through the creation of products designed for surgical, orthopedic, and other specialized medical applications. We are concentrating our resources on high-growth areas within the healthcare sector where our proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility.

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

In October 2025, we entered into the 2025 ATM Agreement to sell shares of its common stock from time to time, through an “at the market offering” program, having an aggregate offering price of $6.4 million was filed with the SEC. As of December 31, 2025, there is $6.0 million remaining balance on the 2025 ATM Agreement.

In October 2025, we entered into a sublease agreement to lease the SINTX armor facility to a third party, which is expected to save the Company approximately $1.0 million over the sublease term.

While management has implemented plans intended to mitigate these conditions, we have concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(8,571)	$(8,642)
Net cash provided by (used in) investing activities	913	(194)
Net cash provided by financing activities	8,200	9,094
Net increase in cash and cash equivalents	$542	$258

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.6 million in 2025, compared to $8.6 million used in 2024, remaining consistent year over year.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $0.9 million during 2025, compared to $0.2 million used in investing activities during the same period in 2024, an increase of $1.1 million. The increase in cash provided by investing activities during 2025 was primarily due to $0.8 million in proceeds from the acquisition of Sinaptic Surgical, $0.5 million decrease in purchase of property and equipment and $0.3 million increase in proceeds from the sale of property and equipment, partially offset by a $0.5 million decrease in proceeds from notes receivable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $8.2 million during 2025, compared to $9.1 million provided by financing activities during the same period in 2024, a decrease of $0.9 million. The $0.9 million decrease to net cash provided by financing activities was primarily attributable to a decrease in proceeds from issuance of warrant derivative liabilities of $3.4 million, and a decrease in proceeds from issuance of common stock and prefunded warrants of $1.7 million, partially offset by increases in proceeds from the exercise of warrants, net of cash fees, and deposit for stock issuance (in other current liabilities) of $3.6 million, proceeds from issuance of common stock in connection with ATM, net of fees of $0.3 million, and proceeds from issuance of warrants in connection with exercise of warrants of $0.2 million.

Indebtedness

Information with respect to our indebtedness may be found in Note 7 to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Related-Party Transactions

Information with respect to our related party transactions may be found in Note 14 to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.

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

Seasonality and Backlog

Our business is generally not seasonal in nature. The majority of our product revenue is derived from the manufacture and sale of spinal fusion products, used in the treatment of spine disorders, to CTL Medical. We also retained CTL Medical to act as our exclusive broker to offer for sale, and sell, our manufacturing services to third party developers of spinal implants and spinal devices that incorporate silicon nitride technology, which has a remaining term through 2028. CTL Medical’s sales generally consist of products that are in stock with them or maintained at hospitals or with their sales distributors. Accordingly, we do not have a backlog of sales orders.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to those policies for the year ended December 31, 2025. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities. Significant areas of uncertainty that require judgments, estimates and assumptions include the accounting for income taxes and other contingencies as well as valuation of derivative liabilities, asset impairment and collectability of accounts receivable. We use historical and other information that we consider to be relevant to make these judgments and estimates. However, actual results may differ from those estimates and assumptions that are used to prepare our consolidated financial statements.

New Accounting Pronouncements

Information with respect to new accounting pronouncements may be found in Note 1 to the consolidated financial statements included in Part II, Item 8 of this Annual Report, which is incorporated by reference.

Revenue Recognition

The Company derives its product revenue primarily from the sale of aerospace components and spinal fusion products, used in the treatment of spine disorders to CTL Medical, with whom the Company has a 10-year exclusive sales agreement in place, through 2028. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application. The sale of the Company’s products has a single performance obligation and revenue is recognized at the time the product is shipped to the customer. In general, the Company’s customers do not have any rights of return or exchange.

Revenue is recognized when control of the goods or services promised under the contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as performed under the contract). The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. Contracts are reviewed to determine whether there is one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration, or the transaction price, is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation. Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred. Contract consideration is not adjusted for the effects of a significant financing component when, at contract inception, the period between when control transfers and when the customer will pay for that good or service is one year or less. Contact modifications that provide for additional distinct goods or services at the standalone selling price are treated as separate contracts. The transaction price for our contracts reflects our estimate of returns, rebates and discounts, which historically have not been significant. Amounts billed to customers for shipping and handling are included in the transaction price and generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer. The Company does not employ salespeople to actively seek additional customers; there are no incremental costs for obtaining customers that need to be capitalized.

Account and Other Receivables and Allowance for Credit Losses Doubtful Accounts

Financial assets, which potentially subject the Company to credit losses, consist primarily of receivables. We measure expected credit losses of financial assets based on historical loss and other information available to management using type of receivable (commercial, grants or contracts, retainage, or other) and different aging categories (less than 90 days past due, over 90 days past due, over 180 days past due, and financially troubled customers). These expected credit losses are recorded to an allowance for credit losses valuation account that is deducted from receivables to present the net amount expected to be collected on the financial asset on the consolidated balance sheet. Management believes that the historical loss information it has compiled is a reasonable basis on which to determine expected credit losses for trade receivables held as of December 31, 2025, because the composition of the trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time).

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

Long Lived Intangible Assets

The Company evaluates the carrying value of intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment for definite-lived intangible assets during the year ended December 31, 2025.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a quantitative impairment analysis is performed. This analysis involves estimating the fair value of a reporting unit using widely accepted valuation methodologies including the income and market approaches, which requires the use of estimates and assumptions. These estimates and assumptions include revenue growth rates, discount rates, and determination of appropriate comparable entities. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit, not to exceed the carrying amount of the goodwill. The Company recorded no impairment for goodwill during the year ended December 31, 2025.

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

The Company reviews the carrying value of the Company’s property and equipment that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired, and an impairment charge would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2025 and 2024, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Derivative Liabilities

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, which are initially recorded at fair value and are required to be re-measured to fair value at each reporting period. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s consolidated statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes-Merton or Monte-Carlo valuation models depending on the complexity of the underlying instrument. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As defined in SEC Regulation S-X, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management determined that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting that occurred during 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10-b5-1 trading arrangement” or “non-Rule 10-b5-1 trading arrangement” as each term is identified in Item 408 of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the names, ages, and positions with SINTX for each of our directors.

Name	Age	Positions
Eric Olson	62	CEO and Chairman of the Board of Directors
Jay Moyes	72	Director
Robert Mitchell	63	Director
Chris Lyons	56	Director
Mark Anderson	62	Director
Gregg Honigblum	63	Director

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

The following is a brief summary of the background of each of our directors:

Class I Director – continuing director with a term expiring at the 2027 annual meeting of stockholders.

Eric Olson, age 62, was appointed to the board of directors in November 2024 and has served as Chief Executive Officer since August 1, 2024. Prior to being appointed as Chief Executive Officer, from June 2022 to August 2024, Mr. Olson served as Founder, Chief Executive Officer and Board Member of Foresite Innovations, LLC, a private healthcare innovation and development holding company. From January 2016 to June 2022, Mr. Olson was the founder, President, Chief Executive Officer and Board Member of Predictive Biotech, Inc., which developed the first human stem cell and tissue product (HCT/P) derived from the perinatal tissue. Prior to joining Predictive Biotech, Mr. Olson was the President and Chief Executive Officer for Cupertino based Skeletal Kinetics from December 2014 to January 2016. This Colson & Associates company developed and commercialized synthetic bone substitute products for Orthopedic and Spinal applications. From February 2012 to September 2014, Mr. Olson served as Chief Executive Officer and President and a member of the board of directors of SINTX Technologies (formerly Amedica Corporation). Mr. Olson began his career with London-based Smith & Nephew and has worked in Senior Sales and Marketing leadership roles with Johnson & Johnson, Medtronic and Wright Medical. He earned Bachelor of Science Degrees in Behavioral Science and Health Administration from The University of Utah and completed a Master’s level Hospital Administration Internship Program at the same institution

Jay M. Moyes, age 72, was appointed to the board of directors in April 2025. Since April 2012, Mr. Moyes has also served on the board of directors of Puma Biotechnology, Inc., a public biopharmaceutical company with a focus on the development and commercialization of innovative products to enhance cancer care. Mr. Moyes has been a member of the board of directors of Biocardia, Inc., a public cardiovascular regenerative medicine company, since January 2011. Mr. Moyes served as the Chief Financial Officer of Sera Prognostics, Inc., a public commercial-stage biotechnology company focused on improving maternal and neonatal health through innovative biomarker approaches, from March 2020 to June 2023. Mr. Moyes previously served as a member of the board of directors of Achieve Life Sciences, Inc., a public specialty pharmaceutical company, from August 2017 to May 2023; Predictive Technology Group, Inc., a public molecular diagnostics and regenerative medicine company, from February 2019 to December 2019; Osiris Therapeutics, Inc., a public bio-surgery company, from May 2006 until December 2017; and Amedica Corporation (now SINTX Technologies, Inc.), a public orthopedic implant company, from November 2012 to August 2014. He served as Chief Financial Officer of Amedica from October 2013 to August 2014. From May 2008 through July 2009, Mr. Moyes served as Chief Financial Officer of XDx (now CareDx), Inc., a privately held molecular diagnostics company. Prior to that, Mr. Moyes served as Chief Financial Officer of Myriad Genetics, Inc., a public healthcare diagnostics company, from June 1996 until November 2007, and as its Vice President of Finance from July 1993 until May 1996. From 1991 to 1993, Mr. Moyes served as Vice President of Finance and Chief Financial Officer of Genmark, Inc., a privately held genetics company. Mr. Moyes held various positions with the accounting firm of KPMG LLP from 1979 through 1991. He holds an M.B.A. from the University of Utah, a B.A. in economics from Weber State University, and is formerly a Certified Public Accountant. Mr. Moyes also served as a member of the Board of Trustees of the Utah Life Science Association from 1999 through 2006. Mr. Moyes was nominated to serve as a director because his extensive background in finance and accounting and his experience in the context of the life sciences industry enable him to make significant contributions to the Board.

Class II Directors – continuing director with a term expiring at the 2028 annual meeting of stockholders.

Robert D. Mitchell, age 63, was appointed to our board of directors in April 2025. Since March 1, 2018, he has served on the board of directors of Conavi Medical Corp., a public (TSX), commercial stage medical device company focused on designing, manufacturing, and marketing imaging technologies to guide common minimally invasive cardiovascular procedures and is currently their chairperson of the HR and Governance Committee. Since August 2021, Mr. Mitchell has served as Executive Chairman of the Board of Directors for Life Seal Vascular Inc, a privately held medical device company pioneering solutions to revolutionize endovascular intervention. Mr. Mitchell is a general partner since January 2024 in NLP Ventures LLC. Since January 2022 he has also served as a General Partner in FF20 Ventures, an early-stage venture capital fund. Since March 2018 he has served as Chairman and founder of RDM Enterprises, LLC. From December 2010 to 2018, Mr. Mitchell served as President of Endologix, Inc., a public company focused on the development, manufacture, and commercialization of innovative medical devices for the treatment of aortic disorders. Mr. Mitchell served as President and Chief Executive Officer of Nellix, Inc. from February 2008 until its acquisition of by Endologix in December 2010. From November 2006 to February 2008, Mr. Mitchell served as Executive Vice President and Chief Operating Officer of AngioDynamics, Inc., a publicly-held medical device company. From 2005 to 2006, Mr. Mitchell served as Chairman, President and Chief Executive Officer of Millimed Holdings, Inc., a privately-held medical device company based in Roskilde, Denmark. From 2004 to 2005, Mr. Mitchell served as Vice President of Worldwide Sales for Align Technology, Inc., a publicly-held company. From 1987 to 2004, Mr. Mitchell held various positions with Cook Incorporated, a privately-held medical device company, including Vice President and Director, Global Sales and Marketing for various business units including diagnostic and interventional, endovascular, critical care. Mr. Mitchell holds a B.S. from the University of Utah and an M.B.A. from Indiana Wesleyan University. Mr. Mitchell was nominated to serve as a director because his extensive background and experience in the context of the life sciences industry enable him to make significant contributions to the Board.

Chris Lyons, age 56, has served on our board of directors since April 2025. Since January 2024, Mr. Lyons has served as a partner with BiotechExec, a provider of executive management services and fractional executive placement for medical device, biotech, diagnostics and digital health companies. Additionally, since January 2018, Mr. Lyons has served as the chief executive officer for Southern Metrics Consulting where he advises emerging medtech companies on commercialization and successful exits. Mr. Lyons worked for Medtronic Spine and Biologics, from February 2005 to January 2018 in various roles, including Director Global Business Development for 10 years, as Director of International Biologic Marketing, and Senior Product Manager – International Biologics. Prior to joining Medtronic, Mr. Lyons worked for Smith & Nephew for 16 years in various roles including Clinical Therapies Sales Representative, Group Manager Orthopedic Navigation and Group Product Manager. Mr. Lyons holds a BBA, Marketing & Sales from Fogelman College of Business & Economics, University of Memphis. Mr. Lyons was nominated to serve as a director because his extensive background and experience in the context of the medical device industry enable him to make significant contributions to the Board.

Class III Directors - continuing directors with a term expiring at the 2026 annual meeting of stockholders.

Mark Anderson, age 62, was appointed to our board of directors in April 2025. Since May 2022, Mr. Anderson has served as a consultant in the medical device industry. From June 1991 to April 2022, Mr. Anderson served in various roles with Boston Scientific, a public medical device company, including Regional Manager, Area Vice President and Sales Director. Mr. Anderson is a seasoned executive with over 35 years in the medical device industry. His experience at Boston Scientific crossed four divisions Cardiology, Watchman, Endoscopy, and Corporate Contracts. Additionally, he managed the #1 customer for Boston Scientific (HCA Healthcare) for nearly 9 years. Mr. Anderson is recognized for building high-performing teams, expanding global markets, and scaling businesses with a strong commercial and clinical focus. Mr. Anderson holds a BBA, Finance from The University of Texas at Austin. Mr. Anderson was nominated to serve as a director because his extensive background and experience in the context of the medical device industry enable him to make significant contributions to the Board.

Gregg Honigblum, age 63, has served as the Company’s Chief Investment Officer since May 2025. Prior to serving as the Company’s Chief Investment Officer, Mr. Honigblum served as the Company’s Chief Strategy Officer from November 2024 to May 2025. From December 2023 to November 2024, Mr. Honigblum served as a Managing Director for FNEX Capital, LLC, a global leader in Private Securities transaction and investment banking. From June 2021 to December 2023 Mr. Honigblum served as a Managing Director for Westlake Securities, an investment banking firm focused on growth, merger and acquisitions, and capital raising services for middle market companies. From August 2016 to December 2023 Mr. Honigblum was a co-founder and Director for HealthGrowth Capital, LLC specializing in providing capital, strategic advisory services, and a Group Purchasing Organization Platform with large wholesale pharmaceutical distributors. He earned a Bachelor of Arts degree in Economics from the University of Texas at Austin. Mr. Honigblum holds Series 7, 24, and 63 securities licenses.

Executive Officers

Our current executive officers and their respective ages and positions are as follows:

Name	Age	Position
Eric Olson	62	Chief Executive Officer
Ryan Elmore	51	President
Gregg Honigblum	63	Chief Investment Officer and Director
Kevin Trask	41	Chief Financial Officer

The following is a brief summary of the background of each of our executive officers.

Eric Olson has served as the Company’s Chief Executive Officer since August 2024 and as a member of the Board of Directors since November 2024. Prior to being appointed as Chief Executive Officer, from June 2022 to August 2024, Mr. Olson, age 62, served as Founder, Chief Executive Officer and Board Member of Foresite Innovations, LLC, a private healthcare innovation and development holding company. From January 2016 to June 2022, Mr. Olson was the founder, President, Chief Executive Officer and Board Member of Predictive Biotech, Inc., which developed the first human stem cell and tissue product (HCT/P) derived from the perinatal tissue. Prior to joining Predictive Biotech, Mr. Olson was the President and Chief Executive Officer for Cupertino based Skeletal Kinetics from December 2014 to January 2016. This Colson & Associates company developed and commercialized synthetic bone substitute products for Orthopedic and Spinal applications. From February 2012 to September 2014, Mr. Olson served as Chief Executive Officer and President and a member of the board of directors of SINTX Technologies (formerly Amedica Corporation). Mr. Olson began his career with London-based Smith & Nephew and has worked in Senior Sales and Marketing leadership roles with Johnson & Johnson, Medtronic and Wright Medical. He earned Bachelor of Science Degrees in Behavioral Science and Health Administration from The University of Utah and completed a Master’s level Hospital Administration Internship Program at the same institution.

Ryan Elmore has served as President of SINTX Technologies, Inc. since March 16, 2026. Mr. Elmore reports to the Chief Executive Officer and is responsible for execution of the Company’s business and operational strategy, including innovation, commercialization, business development, and global expansion of SiNERGY, the Company’s proprietary implantable-grade silicon nitride biomaterial platform. Prior to joining SINTX, Mr. Elmore served in various leadership roles at Invibio, a division of Victrex plc, a global manufacturer of high-performance biomaterials and polymers used in medical device applications. Most recently, from September 2021 to March 2026, he served as Core Business Director, where he was responsible for leadership of the Victrex Biomaterials business across three strategic segments including Musculoskeletal, Cardiovascular, and Pharmaceutical markets. From October 2010 to November 2021, Mr. Elmore served as Invibio Global Head of Sales, with responsibility for international commercial strategy, channel management, contracts administration and sales execution across all continents including facilitation of high growth markets in Asia. Mr. Elmore holds a B.S. In Mechanical Engineering with sub-specialization through certification in Biomedical Engineering from the University of South Florida.

Gregg Honigblum has served as the Company’s Chief Investment Officer since May 2025. Prior to serving as the Company’s Chief Investment Officer, Mr. Honigblum served as the Company’s Chief Strategy Officer from November 2024 to May 2025. From December 2023 to November 2024, Mr. Honigblum served as a Managing Director for FNEX Capital, LLC, a global leader in Private Securities transaction and investment banking. From June 2021 to December 2023 Mr. Honigblum served as a Managing Director for Westlake Securities, an investment banking firm focused on growth, merger and acquisitions, and capital raising services for middle market companies. From August 2016 to December 2023, Mr. Honigblum was a co-founder and Director for HealthGrowth Capital, LLC specializing in providing capital, strategic advisory services, and a Group Purchasing Organization Platform with large wholesale pharmaceutical distributors. He earned a Bachelor of Arts degree in Economics from the University of Texas at Austin. Mr. Honigblum holds Series 7, 24, and 63 securities licenses.

Kevin Trask has served as the Company’s Chief Financial Officer since September 2025. Prior to being appointed as the Company’s Chief Financial Officer, Mr. Trask served as the Company’s Corporate Controller from May 2025 to September 2025. From May 2024 to May 2025, he served as Corporate Controller at USANA Health Sciences, Inc., a global publicly traded company. From October 2022 to May 2024, Mr. Trask served as the Head of Finance and Accounting at an early-stage private consumer goods company. From June 2021 to October 2022, Mr. Trask served as the Director of Accounting at Quotient Technologies, Inc, a publicly traded company. Prior to Quotient, Mr. Trask held multiple, progressive accounting and finance management positions at global publicly traded companies. He began his career in public accounting, providing assurance services to both large and small private and public companies. Mr. Trask holds a B.S. in Accounting from California State Polytechnic University and is an actively licensed CPA.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Other Directorships

With the exception of Mr. Moyes, who is also on the board of directors of Puma Biotechnology, Inc. and Biocardia, Inc., both SEC public reporting companies, none of the directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

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

The Board and Committees

Our Board of Directors has six members, namely, the Chairman of the Board, Eric Olson, who also serves as our Chief Executive Officer and Gregg Honigblum, who also serves as our Chief Investment Officer, and four non-employee directors Jay Moyes, Mark Anderson, Robert Mitchell and Chris Lyons (the “non-employee directors”). The Board has determined that the non-employee directors (who constitute a majority of the Board) are “independent directors” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Board met eight (8) times during the year ended December 31, 2025. All directors attended more than seventy-five percent (75%) of the meetings of the Board and committee meetings of which such director was a member held during 2025.

In accordance with our restated Certificate of Incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following such election. Our directors are divided among the three classes as follows:

●	The Class I directors are Eric Olson and Jay Moyes, and their terms will expire at the 2027 annual meeting of stockholders.

●	The Class II directors are Robert Mitchell and Chris Lyons, and their terms will expire at the 2028 annual meeting of stockholders.

●	The Class III directors are Gregg Honigblum and Mark Anderson, and their terms will expire at the annual meeting of stockholders to be held in 2026.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Our Board of Directors has three permanent committees: the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. The written charters for these committees are on our website at https://investors.sintx.com/corporate-governance/documents-charters. Our Board of Directors may from time to time establish other standing committees. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

The following table sets forth a description of the three permanent Board committees and the chairpersons and members of those committees, all of whom are independent directors:

Committee	Independent Chairman	Independent Members
Audit Committee	Jay Moyes	Mark Anderson	Robert Mitchell	Chris Lyons
Compensation Committee	Mark Anderson	Jay Moyes	Robert Mitchell	Chris Lyons
Nominating and Governance Committee	Robert Mitchell	Jay Moyes	Mark Anderson	Chris Lyons

Nominating and Governance Committee

The Nominating and Governance Committee is currently comprised of the following members: Robert Mitchell (Chairman), Jay Moyes, Mark Anderson and Chris Lyons. Among other items, the Nominating and Governance Committee is tasked by the Board to: (1) identify individuals qualified to serve as members of the Board and, recommend individuals to be nominated by the Board for election by the stockholders or to be appointed by the Board to fill vacancies consistent with the criteria approved by the Board; (2) develop and periodically evaluate and recommend changes to SINTX’s Corporate Governance Guidelines and Code of Ethics, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stakeholders; and (3) oversee an annual evaluation of the performance of the Board. The Board has determined that each of the members of the Nominating and Governance Committee is “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Nominating and Governance Committee did not meet as a separate committee in 2025, but rather, because the committee is comprised of all three independent directors, governance matters were addressed as necessary in meetings of the Board. The Nominating and Governance Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Nominating and Governance Committee.

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

Audit Committee

We have a standing Audit Committee and audit committee charter, which complies with Rule 10A-3 of the Exchange Act, and the requirements of the Nasdaq Listing Rules. Our Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently comprised of the following members: Jay Moyes (Chairman), Mark Anderson, Robert Mitchell and Chris Lyons. The Audit Committee provides oversight for financial reporting matters, internal controls, and compliance with the Company’s financial policies, and meets with its auditors when appropriate. The Audit Committee met two (2) times as a separate committee in 2025, as well addressing other committee matters as necessary in meetings of the Board. The Board has determined that Jay Moyes is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that each member of the Audit Committee is “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Audit Committee.

Compensation Committee

The Compensation Committee of the Board is comprised of the following members: Mark Anderson (Chairman), Jay Moyes, Robert Mitchell and Chris Lyons. The Board has determined that each member of the Compensation Committee is “independent” under the standard set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. The Compensation Committee recommends to the Board for determination compensation of our executive officers, including the chief executive officer, and addresses salary and benefit matters for other key personnel and employees of the Company. The Compensation Committee met two (2) times as a separate committee in 2025, as well addressing other committee matters as necessary in meetings of the Board. The Compensation Committee operates under a written charter adopted by the Board of Directors, which sets forth the responsibilities and powers delegated by the Board to the Compensation Committee.

Code of Business Conduct

The Board has adopted a Code of Business Conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct is available on our website at https://investors.sintx.com/corporate-governance/documents-charters. We intend to disclose any amendments to the code or any waivers of its requirements on our website.

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

Summary Compensation Table

The following table sets forth information about certain compensation awarded or paid to our named executive officers for the 2025 and 2024 fiscal years.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Stock Awards	Option Awards	All Other Comp (1)	Total Compensation
Eric Olson (2)	2025	$366,346	$120,000	$-	$512,650	$-	$55,014	$1,054,010
Chief Executive Officer	2024	$135,962	$25,000	$-	$-	$-	$33,632	$194,594

Gregg Honigblum (3)	2025	$321,442	$97,000	$-	$501,700	$-	$52,830	$972,972
Chief Investment Officer

Kevin Trask (4)	2025	$169,231	$25,000	$-	$363,320	$-	$4,953	$562,504
Chief Financial Officer

(1)	Amount reflects matching of 401(k) contributions paid by us, severance, vacation payouts, housing expenses, and commuting expenses, unless otherwise noted.
(2)	Mr. Olson has served as the Chief Executive Officer since August 2024.
(3)	Mr. Honigblum has served as the Chief Investment Officer since May 2025, and served as the Chief Strategy Officer from November 2024 to May 2025.
(4)	Mr. Trask has served as the Chief Financial Officer since September 2025.

Narrative Disclosure to Summary Compensation Table. The base salaries for our named executive officers were determined by our compensation committee after reviewing a number of factors, including: the responsibilities associated with the position, the seniority of the executive’s position, the base salary level in prior years, and our financial position; and for executive officers other than our Chief Executive Officer, recommendations made by our Chief Executive Officer. The Board, on an annual basis, adopts an executive bonus payment plan that is designed to provide executive officers with annual incentive compensation based on the achievement of certain pre-established performance objectives. By utilizing a combination of objective and subjective performance factors critical to our success, this program incentivizes our executive officers to achieve results that benefit them and the Company. Performance factors include the achievement of predetermined financial performance objectives, adherence to financial discipline measures and achievement of business development, product development and long-term business stability. The Board may modify or re-weight the objectives during the course of the fiscal year, if necessary, to reflect changes in our business plan.

Employment Agreements

On May 5, 2025, the Company entered into new Executive Employment Agreements with Eric Olson, Chief Executive Officer and President, and Gregg Honigblum, Chief Investment Officer (each, an “Executive”), which superseded and replaced their prior employment and change-in-control agreements.

Each agreement provides for an initial two-year term beginning May 5, 2025, with automatic one-year renewals unless either party provides at least 90 days’ prior written notice of non-renewal.

Base Salary and Annual Bonus

Pursuant to his employment agreement, Mr. Olson receives an annual base salary of $375,000, subject to annual review by the Compensation Committee. Mr. Olson is eligible for an annual target cash bonus opportunity equal to 40% of his base salary, based on performance criteria established by the Compensation Committee.

Pursuant to his employment agreement, Mr. Honigblum receives an annual base salary of $325,000, subject to annual review by the Compensation Committee. Mr. Honigblum is eligible for an annual target cash bonus opportunity equal to 35% of his base salary.

Annual bonuses are generally earned based on continued employment through the last day of the applicable fiscal year and are payable no later than March 15 of the following year.

Equity Awards

In connection with entering into their employment agreements, each of Mr. Olson and Mr. Honigblum was granted 55,000 restricted stock units (“RSUs”) effective May 2, 2025. Under the original terms of the awards:

●	25% of the RSUs vested immediately upon grant; and
●	The remaining 75% were scheduled to vest in equal annual installments on May 2, 2026, May 2, 2027, and May 2, 2028, subject to continued service.

In November 2025, the Board of Directors approved the acceleration of vesting of all unvested RSUs granted in May 2025 to the Company’s executives. As a result, all remaining unvested RSUs held by Messrs. Olson and Honigblum became fully vested during fiscal 2025. The incremental compensation expense associated with such acceleration is reflected in the “Stock Awards” column of the Summary Compensation Table for 2025.

All equity awards are subject to the terms of the Company’s Equity Incentive Plan and applicable award agreements.

Severance and Change-in-Control Provisions

Each Executive’s employment agreement provides for severance benefits upon certain terminations of employment.

If the Executive’s employment is terminated by the Company without “Cause” or by the Executive for “Good Reason” (each as defined in the applicable employment agreement), the Executive is entitled to:

●	Accrued but unpaid salary and earned benefits;
●	A lump sum cash payment equal to one times the sum of (i) base salary and (ii) the greater of the target annual bonus for the year of termination or the average annual bonus for the prior three completed years (subject to specified assumptions if fewer than three years of bonus history exist); and
●	Payment of certain continued health benefit amounts for up to twelve months.

If such termination occurs within one year following (or six months prior to) a Change in Control, the Executive is entitled to enhanced severance consisting of:

●	A prorated annual bonus for the year of termination;
●	A lump sum payment equal to three times the sum of (i) base salary and (ii) the greater of target annual bonus for the year of termination or the highest annual bonus paid in the preceding three years; and
●	Continued health benefit payments for up to thirty-six months.

Severance payments are conditioned upon the Executive’s execution and non-revocation of a general mutual release of claims.

The agreements also contain customary definitions of “Cause,” “Good Reason,” and “Change in Control,” as well as provisions addressing indemnification, directors’ and officers’ insurance coverage, Section 409A compliance, and excise tax cutback under Section 280G of the Internal Revenue Code.

Other Compensation and Benefits

Each Executive is eligible to participate in employee benefit plans made available to senior executives, including health and welfare plans, 401(k) participation, and paid time off. The amounts reflected in the “All Other Compensation” column of the Summary Compensation Table include Company 401(k) matching contributions and other benefits described in footnote (1) to the table.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding equity awards held by our named executive officers as of December 31, 2025:

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration	Number of Restricted Stock Units that have not vested (1)	Market value of shares or units of stock that have not vested ($)
Name	Exercisable	Unexercisable	Price	Date
Eric Olson	-	-	$-	-	826	$6,408
	-	-	-	-	60,000	231,600

Gregg Honigblum	-	-	$-	-	826	$3,188
	-	-	-	-	58,000	223,880

Kevin Trask	-	-	$-	-	40,000	$154,400

401(k) Plan

We offer our executive officers, including our named executive officers, retirement benefits, including participation in our tax-qualified profit-sharing plan that includes a “cash-or-deferred” (or 401(k)) feature in the same manner as other employees. The plan is intended to satisfy the requirements of Section 401 of the Internal Revenue Code. Our employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit and have a like amount contributed to the plan. In addition, we may make discretionary and/or matching contributions to the plan in amounts determined annually by our Board. We currently match the contributions of our employees who participate in our 401(k) plan as follows: a match of 100% on the first 3% of compensation contributed by a plan participant and a match of 50% on amounts above 3%, up to 5%, of compensation contributed by a plan participant.

Potential Payments upon Termination or Change in Control

We have entered into certain agreements and maintained certain plans that may have required us to make certain payments and/or provide certain benefits to the executive officers named in the Summary Compensation Table in the event of termination of employment or change in control.

The following summarizes the material terms of the severance and change in control provisions applicable to Mr. Olson or Mr. Honigblum pursuant to their respective employment agreements in effect as of December 31, 2025. The amounts payable depend on the circumstances of termination and satisfaction of certain conditions, including the execution and non-revocation of a general release of claims in favor of the Company.

Termination Without Cause or for Good Reason (Not in Connection with a Change in Control)

If the employment of Mr. Olson or Mr. Honigblum is terminated by the Company without “Cause” or by the executive for “Good Reason” (each as defined in the applicable employment agreement), and such termination is not in connection with a Change in Control, the executive would be entitled to:

●	Accrued but unpaid base salary and any earned but unpaid bonus;
●	A lump sum cash severance payment equal to one times the sum of:
○ the executive’s then-current annual base salary; and
○ the greater of (i) the target annual bonus for the year of termination or (ii) the average annual bonus earned for the three most recently completed fiscal years (subject to adjustment if fewer than three years of bonus history exist); and
●	Payment or reimbursement of the employer portion of COBRA premiums for up to twelve (12) months following termination.

Equity awards would be treated in accordance with the applicable equity incentive plan and award agreements.

Termination in Connection with a Change in Control

If the executive’s employment is terminated by the Company without Cause or by the executive for Good Reason within one year following, or six months prior to, a Change in Control (as defined in the employment agreement), the executive would be entitled to enhanced severance benefits consisting of:

●	Accrued but unpaid base salary and any earned but unpaid bonus;
●	A prorated annual bonus for the fiscal year of termination;
●	A lump sum cash payment equal to three times the sum of:
○ the executive’s then-current annual base salary; and
○ the greater of (i) the target annual bonus for the year of termination or (ii) the highest annual bonus earned during the preceding three fiscal years; and
●	Payment or reimbursement of the employer portion of COBRA premiums for up to thirty-six (36) months.

The employment agreements include a “best net” excise tax provision under Section 280G of the Internal Revenue Code, pursuant to which payments may be reduced if such reduction would result in a greater after-tax benefit to the executive.

Termination for Cause, Death, Disability, or Voluntary Resignation Without Good Reason

If the executive’s employment is terminated:

●	By the Company for Cause,
●	By the executive without Good Reason, or
●	As a result of death or disability, the executive (or his estate) would be entitled only to accrued but unpaid base salary and any earned but unpaid bonus through the date of termination, and any vested benefits under applicable plans.

Equity Awards

Equity awards, if any, will be governed by the terms of the applicable equity incentive plan and award agreements.

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

Role of the Board in Risk Oversight

Our Board of Directors has overall responsibility for risk oversight. The Board oversees the Company’s risk management framework, including strategic, operational, financial, regulatory, compliance, information technology security, and governance risks. Management is responsible for the day-to-day identification, assessment, and management of risks and reports regularly to the Board and its committees regarding significant risk exposures and mitigation efforts. The Board administers its oversight function both directly and through its standing committees, in accordance with their respective charters.

The Audit Committee assists the Board in overseeing risks relating to financial reporting, internal control over financial reporting, accounting policies, liquidity, legal and regulatory compliance, and related party transactions. Consistent with its charter, the Audit Committee also oversees matters relating to information technology security and control and receives periodic reports from management regarding compliance processes and risk exposures.

The Compensation Committee oversees risks relating to executive and employee compensation policies and practices. As provided in its charter, the Compensation Committee reviews compensation programs to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on the Company and evaluates whether incentive structures appropriately align management interests with long-term stockholder value.

The Nominating and Governance Committee oversees risks relating to corporate governance, Board composition and independence, succession planning for the Chief Executive Officer (in coordination with the Compensation Committee), and the implementation and monitoring of the Company’s Code of Business Conduct and Ethics. The Committee also oversees compliance with Nasdaq listing standards and applicable governance requirements.

While each committee focuses on specific risk areas within its mandate, the full Board receives reports from its committees and considers significant risks in the context of the Company’s overall business strategy and long-term objectives.

Board Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2025 to each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(11)	Total ($)
Jay Moyes (1)	$54,250	$-	$112,640	$166,890
Robert Mitchell (2)	44,563	-	112,640	157,203
Chris Lyons (3)	44,563	-	112,640	157,203
Mark Anderson (4)	44,563	-	112,640	157,203
Sonny Bal (5)(10)	50,000	-	31,100	81,100
David Truetzel (6)(10)	150,000	-	31,100	181,100
Jeffrey White (7)(10)	50,000	-	31,100	81,100
Eric Stookey (8)(10)	50,000	-	31,100	81,100
Mark Froimson (9)(10)	$50,000	$-	$31,100	$81,100

(1)	As of December 31, 2025, Mr. Moyes had 30,000 option awards outstanding.

(2)	As of December 31, 2025, Mr. Mitchell had 30,000 option awards outstanding.

(3)	As of December 31, 2025, Mr. Lyons had 30,000 option awards outstanding.

(4)	As of December 31, 2025, Mr. Anderson had 30,000 option awards outstanding.

(5)	As of December 31, 2025, Mr. Bal had 10,000 option awards outstanding.

(6)	As of December 31, 2025, Mr. Truetzel had 10,000 option awards outstanding.

(7)	As of December 31, 2025, Mr. White had 10,000 option awards outstanding.

(8)	As of December 31, 2025, Mr. Stookey had 10,000 option awards outstanding.

(9)	As of December 31, 2025, Mr. Froimson had 10,000 option awards outstanding.

(10)	Tenure on the Board of Directors ended April 2025.

(11)	The amounts in this column do not reflect compensation actually received by our non-employee directors nor do they reflect the actual value that will be recognized by the non-employee directors. Instead, the amounts reflect the aggregate grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) 718 of awards of stock options made to non-employee directors for the fiscal year ended December 31, 2025, but excludes an estimate for forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

The following compensation schedule sets forth calendar year 2026 compensation for non-employee directors (paid on a monthly basis) as approved by the Board:

●	Annual retainer of $65,000 paid in 12 equal monthly installments of $5,417 each;

●	Additionally, an annual retainer of $26,000 to the chair of the Audit Committee and annual retainer of $9,750 for chairpersons of all other committees of the Board;

●	Reimbursement of reasonable expenses as supported by documentation and receipts.

A new Board appointee receives an option award upon appointment. Further, each non-employee member of the Board is awarded an option award on an annual basis.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2025 relating to all of our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Referenced in Column (a))
Equity compensation plans approved by stockholders	592,359	(1)	$6.65	(2)	102,325
Equity compensation plans not approved by Stockholders	-		-		-
Total	592,359	(1)	$6.65	(2)	102,325

(1)	Includes options outstanding under our 2020 Equity Incentive Plan and 2025 Equity Incentive Plan.

(2)	Represents weighted-average exercise price per share of common stock acquirable upon exercise of outstanding stock options.

Equity Incentive Plan

2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the “2025 Plan”), as approved by the Company’s shareholders on September 4, 2025, provides for the grant of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance awards, and other stock-based awards to employees, officers, non-employee directors, consultants, and other service providers selected by the Compensation Committee of the Board of Directors (the “Committee”) or, if applicable, the Board of Directors.

Share Reserve

The maximum number of shares of common stock available for issuance under the 2025 Plan is 700,000 shares, plus any shares that become available in connection with the cancellation or forfeiture of awards issued under the Company’s 2020 Equity Incentive Plan. The number of shares available for issuance under the Plan is subject to adjustment for stock splits, recapitalizations, and other customary capital structure changes. Beginning January 1, 2026, and on each January 1 thereafter for ten years, the number of shares available under the 2025 Plan will automatically increase by the lesser of (i) 10% of the Company’s outstanding shares (calculated on a fully diluted basis as described in the Plan) as of the preceding December 31, or (ii) such lesser number of shares as determined by the Board of Directors .. The Board may elect to provide for no increase for any year.

Share Counting and Recycling

Shares subject to awards under the 2025 Plan count against the share reserve only to the extent they are actually issued and delivered. Shares forfeited, cancelled, or returned to the Company may again become available for issuance under the Plan in accordance with its terms. Shares withheld or tendered to satisfy tax withholding obligations or exercise price requirements are treated in accordance with the Plan’s share counting provisions. Awards granted in connection with corporate acquisitions or mergers that qualify under Nasdaq Listing Rule 5635 do not count against the share reserve. No further awards may be granted under the Company’s 2020 Equity Incentive Plan.

Administration

The 2025 Plan is administered by the Compensation Committee, which must consist of at least two directors meeting applicable independence requirements under Nasdaq and Rule 16b-3 of the Exchange Act. The Committee has broad authority to interpret the Plan, determine eligibility, select recipients, establish award terms and conditions, accelerate vesting, and adopt administrative rules. The Committee may delegate certain authority consistent with the terms of the Plan and applicable law. The Plan prohibits repricing of stock options or cash buyouts of underwater options without shareholder approval in accordance with Nasdaq Listing Rule 5635.

Options

Options granted under the 2025 Plan may be either incentive stock options or nonqualified stock options. The exercise price of any option may not be less than 100% of the fair market value of the Company’s common stock on the grant date (subject to limited exceptions for corporate transactions). Options may not have a term longer than ten years (or five years in the case of certain 10% stockholders receiving incentive stock options).

Change in Control

The 2025 Plan includes provisions governing the treatment of awards in the event of a Change in Control, as defined in the Plan. In general:

●	If awards are assumed or substituted by the successor entity, accelerated vesting may occur upon certain qualifying terminations following the Change in Control.
●	If awards are not assumed or substituted, outstanding awards may accelerate or be cancelled in exchange for cash or other consideration, as determined by the Committee.
●	The Committee has discretion to determine appropriate adjustments in connection with mergers, asset sales, or similar transactions.

Amendment and Termination

The Board of Directors may amend, suspend, or terminate the 2025 Plan at any time, subject to shareholder approval where required by applicable law, tax rules, or Nasdaq listing standards. No amendment may materially impair outstanding awards without the consent of the affected participant, except as provided in the Plan.

No awards may be granted under the 2025 Plan after the tenth anniversary of its shareholder approval.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2026 by:

●	each of our current directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group;

●	each stockholder known by us to own beneficially more than 5% of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 1, 2026, pursuant to the exercise or vesting of options or warrants or conversion of convertible promissory notes, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of shares beneficially owned is based on 4,004,699 shares issued and outstanding on March 1, 2026.

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

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Five Percent Stockholders**:
Sinaptic Holdings, LLC (1)	281,450	6.9%
Medtech Ceramics, LP (2)	400,069	9.9%
Kevin Patrick Murphy (3)	356,350	8.6%
Directors and Named Executive Officers:
Eric Olson (4)	134,553	3.3%
Gregg Honigblum (5)	233,680	5.8%
Kevin Trask (6)	57,566	1.4%
Jay Moyes (7)	34,000	*
Robert Mitchell (8)	30,000	*
Chris Lyons (9)	38,292	*
Mark Anderson (10)	48,000	1.2%
All executive officers and directors as a group (7 persons)	576,091	13.7%

*	Indicates ownership of less than 1% of the outstanding shares of the Company’s common stock.
**	Based solely on information stated in Schedule 13G/A filings.

(1)	Represents 216,450 shares of common stock, and warrants to purchase 65,000 shares of common stock that are currently exercisable within 60 days of March 1, 2026.

(2)	Medtech Ceramics holds (a) 370,384 shares of common stock, (b) prefunded warrants to purchase 129,170 shares of common stock, (c) 760,881 warrants to purchase 760,881 shares of common stock, and (d) 507,254 shares of common stock underlying previously owned warrants. The Common Warrants, pre-funded warrants, and shares of common stock underlying previously owned warrants beneficially owned by MedTech Ceramics, LP, are subject to 9.99% Beneficial Ownership Limitation. The number of shares beneficially owned by Medtech Ceramics set forth in the table above reflects the application of such 9.99% Beneficial Ownership Limitation.

(3)	Represents 225,914 shares of common stock and common stock purchase warrants to purchase 130,436 shares of common stock.

(4)	Represents 99,553 shares of common stock and 35,000 RSUs that will vest within 60 days of March 1, 2026.

(5)	Represents 204,180 shares of common stock and 29,500 RSUs that will vest within 60 days of March 1, 2026.

(6)	Represents 35,566 shares of common stock and 22,000 RSUs that will vest within 60 days of March 1, 2026.

(7)	Represents 4,000 shares of common stock, and options to purchase 30,000 shares of common stock that are currently exercisable within 60 days of March 1, 2026.

(8)	Represents options to purchase 30,000 shares of common stock that are currently exercisable within 60 days of March 1, 2026.

(9)	Represents options to purchase 30,000 shares of common stock that are currently exercisable within 60 days of March 1, 2026.

(10)	Represents 18,000 shares of common stock, and options to purchase 30,000 shares of common stock that are currently exercisable within 60 days of March 1, 2026.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended December 31, 2025, the Company entered into a Research Collaboration Agreement (“Research Agreement”) with a company that is majority owned by a shareholder of the Company. The Company paid $500,000 to fund the Research Agreement. As of December 31, 2025, there was no remaining balance. Other than the Research Agreement, we have not entered into any transactions since January 1, 2025 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock, on an as converted basis, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Executive and Director Compensation.”

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

Policy for Review of Related Party Transactions

The Company has adopted a written policy for the review and approval of related party transactions, as reflected in the Audit Committee Charter and the Company’s internal governance practices. The policy applies to transactions in which the Company is a participant and in which any director, executive officer, holder of more than five percent of the Company’s outstanding common stock, any immediate family member of the foregoing persons, or any other person determined by the Board of Directors to be a related person, has a direct or indirect material interest, and which are required to be disclosed pursuant to Item 404 of Regulation S-K.

Under the policy, related party transactions subject to Item 404 are required to be submitted to the Audit Committee for review and approval or, if appropriate, ratification. In reviewing a proposed transaction, the Audit Committee considers all relevant facts and circumstances available to it, including the nature of the related person’s interest in the transaction, the material terms of the transaction, and whether the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party.

The Audit Committee determines whether the transaction is fair to and in the best interests of the Company and its stockholders. No related party transaction subject to the policy may be entered into without prior review and approval of the Audit Committee, unless pre-approval is not practicable, in which case the transaction will be submitted for ratification as promptly as reasonably practicable.

All related party transactions disclosed in this Annual Report were reviewed and approved, or ratified, by the Audit Committee in accordance with the Company’s related party transaction policy.

Director Independence

Information regarding the independence of directors is disclosed above under Item 10 under the heading “The Board and Committees” and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees and expenses incurred from our principal accounting firm, Tanner LLP, for fiscal years ended December 31, 2025 and 2024, were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit fees	$208,118	$247,382
Audit related fees	42,399	109,238
Total Fees	$250,517	$356,620

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

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements (i.e. consents and comfort letters associated with offerings) and are not reported under “Audit Fees.”

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

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Asset Purchase Agreement by and among Amedica Corporation, CTL Corporation and US Spine Inc. dated as of September 5, 2018		Form 8-K (Exhibit 2.1)	10/5/18	001-33624

2.2+†	Asset Purchase Agreement by and among SINTX Technologies, Inc. and B4C, LLC, dated July 20, 2021.		Form 8-K (Exhibit 2.1)	7/26/21	001-33624

2.3	Entity Acquisition Agreement between the Company and Tethon Corporation dated February 19, 2025		Form 8-K (Exhibit 1.1)	2/20/25	001-33624

3.1	Restated Certificate of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	2/20/14	001-33624

3.1.1	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	1/22/16	001-33624

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Corporation		Form 8-K (Exhibit 3.1)	11/16/17	001-33624

3.1.3	Certificate of Designation of Series B Preferred Stock		Form 8-K (Exhibit 3.1)	5/15/18	001-33624

3.1.4	Certificate of Amendment to the Restated Certificate of Incorporation		Form 8-K (Exhibit 3.1)	11/02/18	001-33624

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	7/26/19	001-33624

3.1.6	Certificate of Designation of Series C Preferred Stock		Form 8-K (Exhibit 3.1)	2/07/20	001-33624

3.1.7	Certificate of Designation of Series D Preferred Stock		Form 8-K (Exhibit 3.1)	10/17/22	001-33624

3.1.8	Certificate of Designation of Series E Preferred Stock		Form 8-K (Exhibit 3.1)	10/28/22	001-33624

3.1.9	Certificate of Amendment to the Restated Certificate of Incorporation of Sintx Technologies, Inc.		Form 8-K (Exhibit 3.1)	12/19/22	001-33624

3.1.10	Certificate of Amendment to the Restated Certificate of Incorporation of Sintx Technologies, Inc.		Form 8-K (Exhibit 3.1)	5/23/24	001-33624

3.2	Amended and Restated Bylaws of SINTX Technologies, Inc.		Form 8-K (Exhibit 3.1)	10/01/21	001-33624

4.1	Form of Common Stock Certificate of the Registrant		Amendment No. 3 to Form S-1 (Exhibit 4.1)	1/29/14	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.2	Form of Warrant Agency Agreement between Amedica Corporation and American Stock Transfer and Trust Company, LLC, dated February 6, 2020		Form 8-K (Exhibit 10.1)	2/07/20	001-33624

4.3	Dealer Manager Warrants issued to Maxim Group LLC on October 17, 2022		Form 8-K (Exhibit 4.1)	10/17/22	001-33624

4.4	Dealer Manager Warrants issued to Ascendiant Capital Markets, LLC on October 17, 2022		Form 8-K (Exhibit 4.2)	10/17/22	001-33624

4.5	Form of Class A Warrant		Form 8-K (Exhibit 4.3)	10/17/22	001-33624

4.6	Form of Class B Warrant		Form 8-K (Exhibit 4.4)	10/17/22	001-33624

4.7	Form of Class C Warrant		Form S-1 (Exhibit 4.13)	2/7/23	333-269475

4.8	Form of Pre-Funded Warrant		Form S-1 (Exhibit 4.14)	2/6/23	333-269475

4.9	Form of Class D Warrant		Form S-1 (Exhibit 4.15)	2/7/23	333-269475

4.10	Form of Placement Agent Warrant		Form S-1 (Exhibit 4.16)	2/6/23	333-269475

4.11	Warrant Agency Agreement		Form 8-K (Exhibit 4.5)	2/9/23	001-33624

4.12	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	2/2/24	001-33624

4.13	Form of Class E Warrant		Form 8-K (Exhibit 4.2)	2/2/24	001-33624

4.14	Form of Class F Warrant		Form 8-K (Exhibit 4.3)	2/2/24	001-33624

4.15	Form of Placement Agent Warrant		Form 8-K (Exhibit 4.4)	2/2/24	001-33624

4.16	Form of Warrant Agency Agreement		Form 8-K (Exhibit 4.5)	2/2/24	001-33624

4.17	Form of Senior Indenture, to be entered into between the Registrant and the trustee designated therein		Form S-3 (Exhibit 4.14)	10/12/23	333-274951

4.18	Form of Subordinated Indenture, to be entered into between the Registrant and the trustee designated therein		Form S-3 (Exhibit 4.16)	10/12/23	333-274951

4.19	Description of Registrant’s Securities	X

4.20	Form of Pre-Funded Warrant		Form 8-K (Exhibit 4.1)	2/26/25	001-33624

4.21	Form of Common Warrant		Form 8-K (Exhibit 4.2)	2/26/25	001-33624

4.22	Form of Placement Agent Warrant		Form 8-K (Exhibit 4.3)	2/26/25	001-33624

4.23	Form of Warrant		Form 8-K (Exhibit 4.1)	6/27/25	001-33624

10.1	Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of April 21, 2009		Form S-1 (Exhibit 10.10)	11/8/13	333-192232

10.2	First Addendum to Centrepointe Business Park Lease Agreement Net by and between the Registrant and Centrepointe Properties, LLC, dated as of January 31, 2012		Form S-1 (Exhibit 10.11)	11/8/13	333-192232

10.3	Form of Indemnification Agreement by and between the Registrant and its officers and directors		Amendment No. 2 Form S-1 (Exhibit 10.14)	12/20/13	333-192232

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.4	Amendment to Centrepointe Business Park Lease Agreement, dated June 7, 2019, between SINTX Technologies, Inc. and Centrepointe Properties, LLC.		Form 8-K (Exhibit 10.1)	6/10/19	001-33624

10.5	Promissory Note issued by CTL Corporation in favor of Amedica Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.1)	10/5/18	001-33624

10.6	Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		Form 8-K (Exhibit 10.2)	10/5/18	001-33624

10.7	Guaranty between Amedica Corporation and Daniel Chon dated as of October 1, 2018.		Form 8-K (Exhibit 10.3)	10/5/18	001-33624

10.8	ROFN Security Agreement between Amedica Corporation and CTL Corporation dated as of October 1, 2018.		From 8-K (Exhibit 10.4)	10/5/18	001-33624

10.9	2025 Equity Incentive Plan*		Form 8-K (Exhibit 10.1)	9/5/25	001-33624

10.10	2020 Equity Incentive Plan*		Defn 14a Proxy Statement	7/10/2020	001-33624

10.11	Form of Warrant Agency Agreement between SINTX Technologies, Inc. and American Stock Transfer & Trust Company, LLC		Form 8-K (Exhibit 10.1)	10/17/22	001-33624

10.12	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	2/9/23	001-33624

10.13	Form of Placement Agent Agreement		Form S-1 (Exhibit 10.25)	2/6/23	333-269475

10.14	Form of Securities Purchase Agreement		Form 8-K (Exhibit 10.1)	2/2/24	001-33624

10.15	Form of Placement Agency Agreement		Form 8-K (Exhibit 10.2)	2/2/24	001-33624

10.16	Form of Stock Purchase Agreement		Form 8-K (Exhibit 10.1)	3/26/24	001-33624

10.17	Form of Placement Agency Agreement		Form 8-K (Exhibit 10.2)	3/26/24	001-33624

10.18	Form of Stock Purchase Agreement		Form 8-K (Exhibit 10.1)	4/4/24	001-33624

10.19	Form of Placement Agency Agreement		Form 8-K (Exhibit 10.2)	4/4/24	001-33624

10.20	Form of Asset Purchase Agreement		Form 8-K (Exhibit 10.1)	6/27/25	001-33624

10.20.1	Amendment No. 1 to Asset Purchase Agreement		Form 8-K (Exhibit 10.1.1)	6/27/25	001-33624

10.21	Executive Employment Agreement with Eric Olson, dated May 5, 2025*	X

10.22	Executive Employment Agreement with Gregg Honigblum, dated May 5, 2025*	X

10.23	Form of Purchase Agreement		Form 8-K (Exhibit 10.1)	2/26/25	001-33624

10.24	Form of Registration Rights Agreement		Form 8-K (Exhibit 10.2)	2/26/25	001-33624

10.25	Form of Inducement Letter		Form 8-K (Exhibit 10.1)	9/9/25	001-33624

10.26	Form of New Warrant		Form 8-K (exhibit 10.2)	9/9/25	001-33624

10.27	Form of Placement Agent Warrant		Form 8-K (exhibit 10.3)	9/9/25	001-33624

10.28	Form of Additional Placement Agent Warrant		Form 8-K (Exhibit 10.4)	9/9/25	001-33624

10.29	At The Market Offering Agreement, dated October 3, 2025, by and between the Company and H.C. Wainwright & Co., LLC		Form 8-K (Exhibit 10.1)	10/3/25	001-33624

10.30	Executive Employment Agreement with Ryan Elmore, dated February 6, 2026*		Form 8-K (Exhibit 10.1)	2/18/26	001-33624

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

19	Insider Trading Policy		Form 10-K (Exhibit 19)	3/19/25	001-33624

21.1	List of Subsidiaries	X

23.1	Consent of Independent Registered Public Accounting Firm, Tanner LLC	X

31.1	Certification of Chief Executive Officer	X

31.2	Certification of Principal Financial Officer	X

32	Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)	X

97	SINTX Technologies, Inc. Clawback Policy		Form 10-K (Exhibit 97)	3/27/24	001-33624

101 SCH	Inline XBRL Taxonomy Extension Schema Document (A)	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (A)	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (A)	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (A)	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (A)	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract of compensatory plan or arrangement
+	Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
†	A portion of this Exhibit has been omitted as it contains information that (i) is not material and (ii) would be competitively harmful if publicly disclosed.

(A)	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: March 20, 2026	/s/ Eric Olson
Eric Olson
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2026	/s/ Eric Olson
Eric Olson
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 20, 2026	/s/ Kevin Trask
Kevin Trask
Chief Financial Officer
(Principal Financial Officer)

Date: March 20, 2026	/s/ Jay Moyes
Jay Moyes
Director

Date: March 20, 2026	/s/ Robert Mitchell
Robert Mitchell
Director

Date: March 20, 2026	/s/ Mark Anderson
Mark Anderson
Director

Date: March 20, 2026	/s/ Chris Lyons
Chris Lyons
Director

Date: March 20, 2026	/s/ Gregg Honigblum
Gregg Honigblum
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

SINTX Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SINTX Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TANNER LLP

(PCAOB ID 270)
We have served as the Company’s auditors since 2017
Lehi, Utah
March 20, 2026

SINTX Technologies, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$4,140	$3,598
Account and other receivables, net of allowance totaling $2.4 and $61.0 respectively	178	196
Prepaid expenses and other current assets	507	225
Inventories	825	502
Total current assets	5,650	4,521

Inventories, net	219	465
Property and equipment, net	476	922
Intangible assets, net	142	16
Goodwill	302	-
Operating lease right of use asset	2,458	3,159
Other long-term assets	259	330
Total assets	$9,506	$9,413

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$382	$299
Accrued liabilities	422	986
Debt	7	32
Derivative liabilities	827	208
Current portion of operating lease liability	398	456
Other current liabilities	1,697	1
Total current liabilities	3,733	1,982

Operating lease liability, net of current portion	2,844	3,537
Total liabilities	6,577	5,519

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 19 shares issued and outstanding of December 31, 2025 and December 31, 2024.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of December 31, 2025 and 2024.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of December 31, 2025 and 2024.	-	-

Treasury stock, 50,424 shares as of December 31, 2025	(133)	-
Common stock, $0.01 par value, 250,000,000 shares authorized; 3,970,869 and 1,342,853 shares issued and outstanding as of December 31, 2025 and 2024, respectively.	40	13
Additional paid-in capital	295,124	285,619
Accumulated deficit	(292,102)	(281,738)
Total stockholders’ equity	2,929	3,894
Total liabilities and stockholders’ equity	$9,506	$9,413

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024

Product revenue	$729	$1,246
Grant and contract revenue	289	1,641
Total revenue	1,018	2,887
Cost of revenue	557	811
Gross profit	461	2,076
Operating expenses:
Research and development	4,587	5,201
General and administrative	6,197	3,997
Sales and marketing	242	614
Armor exit costs	-	4,602
Reduction in force	-	407
Grant and contract expenses	156	1,302
Total operating expenses	11,182	16,123
Loss from operations	(10,721)	(14,047)
Other income (expenses):
Interest expense	(52)	(29)
Interest income	175	107
Gain (loss) on the disposal of assets	327	(19)
Change in fair value of derivative liabilities	(124)	3,475
Offering costs of derivative liabilities	-	(550)
Other income (expense)	31	39
Total other income (expense), net	357	3,023
Net loss before income taxes	(10,364)	(11,024)
Provision for income taxes	-	-
Net loss	(10,364)	(11,024)
Deemed dividend related to warrant inducement	(6,719)	-
Net loss attributable to common stockholders	$(17,083)	$(11,024)

Net loss per share – basic and diluted
Basic – net loss	$(3.74)	$(14.87)
Basic – deemed dividend related to warrant inducement	(2.42)	-
Basic – attributable to common stockholders	$(6.16)	$(14.87)

Diluted – net loss	$(3.74)	$(15.19)
Diluted - deemed dividend related to warrant inducement	(2.42)	-
Diluted – attributable to common stockholders	$(6.16)	$(15.19)
Weighted average common shares outstanding:
Basic	2,773,518	741,250
Diluted	2,773,518	744,782

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2023	256	$-	26,603	$-	$-	$279,486	$(270,714)	$8,772
Stock based compensation	-	-	14	-	-	82	-	82
Common stock issued for cash, net of fees	-	-	1,119,357	11	-	5,644	-	5,655
Prefunded warrants issued for cash, net of fees	-	-	-	-	-	406	-	406
Extinguishment of derivative liabilities upon exercise of warrants	-	-	-	-	-	1	-	1
Issuance of common stock from the exercise of prefunded warrants for cash	-	-	63,079	1	-	1	-	2
Redemption of preferred stock	(7)	-	1,833	-	-	-	-	-
Round up of shares issued in reverse stock split	-	-	131,967	1	-	(1)	-	-
Net loss	-	-	-	-	-	-	(11,024)	(11,024)
Balance as of December 31, 2024	249	$-	1,342,853	$13	$-	$285,619	$(281,738)	$3,894
Stock based compensation	-	-	330,332	3	-	1,993	-	1,996
Common stock issued for cash, net of fees	-	-	1,171,189	12	-	4,368	-	4,380
Issuance of common stock in connection with ATM, net of fees	-	-	86,887	1	-	328	-	329
Issuance of common stock from the cashless exercise of warrants	-	-	148,933	2	-	(2)	-	-
Common stock and warrants issued for cash, net of fees	-	-	724,649	7	-	2,138	-	2,145
Issuance of common stock for business acquisition	-	-	216,450	2	-	680	-	682
Deemed dividend related to warrant inducement	-	-	-	-	-	(6,719)	-	(6,719)
Warrants issued for warrant inducement	-	-	-	-	-	6,719	-	6,719
Purchase of common stock into Treasury	-	-	-	-	(133)	-	-	(133)
Net loss	-	-	-	-	-	-	(10,364)	(10,364)
Balance of as December 31, 2025	249	$-	4,021,293	$40	$(133)	$295,124	$(292,102)	$2,929

The accompanying notes are an integral part of these consolidated financial statements.

SINTX Technologies, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024

Cash flow from operating activities
Net loss	$(10,364)	$(11,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	319	842
Amortization of right of use asset	324	537
Amortization of intangible assets	19	5
Loss on disposal of subsidiary	25	-
Impairment of Armor	64	4,602
Stock based compensation – Employee	1,390	82
Stock based compensation – Non-employee	606	-
Change in fair value of derivative liabilities	124	(3,475)
Loss (gain) on disposal of equipment	(352)	18
Bad debt expense (recoveries)	(3)	(1)
Changes in operating assets and liabilities:
Account and other receivables	(69)	490
Prepaid expenses and other assets	(47)	482
Inventories	(85)	72
Accounts payable and accrued liabilities	(200)	(756)
Other liabilities	45	(2)
Payments on operating lease liability	(367)	(514)
Net cash used in operating activities	(8,571)	(8,642)
Cash flows from investing activities
Purchase of property and equipment	(185)	(690)
Disposal of property and equipment, net of cash received	(4)	-
Proceeds from the sale of property and equipment	352	20
Proceeds from acquisition of Sinaptic Surgical	750	-
Proceeds from notes receivable, net of imputed interest	-	476
Net cash provided by (used in) investing activities	913	(194)
Cash flows from financing activities
Proceeds from issuance of warrant derivative liabilities	-	3,366
Proceeds from issuance of common stock and prefunded warrants, net of cash fees	4,380	6,075
Proceeds from exercise of warrants, net of cash fees, and deposit for stock issuance (in other current liabilities)	3,624	-
Proceeds from issuance of common stock in connection with ATM, net of fees	329	-
Proceeds from issuance of warrants in connection with exercise of warrants	206	-
Purchase of common stock into treasury	(133)	-
Proceeds from issuance of common stock in connection with exercise of warrants	-	2
Principal payment on debt	(206)	(349)
Net cash provided by financing activities	8,200	9,094
Net increase in cash and cash equivalents	542	258
Cash and cash equivalents at beginning of year	3,598	3,340
Cash and cash equivalents at end of year	$4,140	$3,598

	Years Ended December 31,
	2025	2024
Noncash investing and financing activities
Reduction of derivative liability upon exercise of warrants	$-	$1
Deemed dividend related to warrant inducement and issuance of warrants	6,719	-
Right of use asset for amended lease liability – decrease	-	307
Debt issued for prepaid insurance	180	335
Agent warrant offering cost allocated to equity	-	13

Supplemental cash flow information
Cash paid for interest	$52	$29

The accompanying notes are an integral part of these consolidated financial statements.

1. Organization and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”), SINTX Agribiotech, Inc., Sinaptic Surgical, LLC, and Technology Assessment and Transfer, Inc. (TA&T) through February 19, 2025 (see Note 1), which are collectively referred to as “we” or the “Company.” SINTX Technologies is an advanced ceramics company formed in December 1996 that develops and commercializes materials, components, and technologies for medical, industrial and agribiotech applications. SINTX provides biomedical solutions for medical devices specializing in silicon nitride (Si₃N₄) for musculoskeletal and antipathogenic applications. SINTX is a global leader in the research, development, and manufacturing of silicon nitride, and its products have been implanted in humans since 2008.

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

Antipathogenic Applications: SINTX believes that by incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks, drapes, filters, sutures, and wound care devices, it is possible to manufacture surfaces that inactivate pathogens, thereby limiting the spread of infection and disease. We presently manufacture advanced ceramic powders and components in our manufacturing facilities based in Salt Lake City, Utah.

The SINTX Salt Lake City facility is registered with the FDA, is cGMP and ANVISA RDC 665 compliant, as well as being ISO 9001:2015, ISO 13485:2016 certified, and AS9100D certified. The Company’s products are primarily sold in the United States.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared by management in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and include all assets and liabilities of the Company.

Operating Segments

The Company operates as one operating segment.  Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance.  The Company’s CODM evaluates financial information and resources and assesses the performance of these resources on a consolidated basis.  There is no expense or asset information that is supplemental to information disclosed within the consolidated financial statements, that is regularly provided to the CODM.  The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and functional expenses as reported on our consolidated statements of operations.  Because the Company operates as one operating segment, financial segment information, including expense and asset information, can be found in the consolidated financial statements.

Reclassification

Certain other prior period balances have been reclassified to conform to the current period presentation, including the reclassification of $250,000 from prepaid expenses and other current assets to other long-term assets, with no effect on previously reported total assets, stockholders’ equity, or results of operations.

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

As discussed in Note 1 to the consolidated financial statements, on February 19, 2025, the Company sold to Tethon all the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T.

As discussed in further detail above, in October 2025, the Company received FDA 510(k) clearance for a new foot and ankle osteotomy wedge system, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the United States. Revenue is expected to begin during the first half of 2026.

As discussed in Note 8 to the consolidated financial statements, in October 2025, the Company entered into the 2025 ATM Agreement to sell shares of its common stock from time to time, through an “at the market offering” program, having an aggregate offering price of $6.4 million.

As discussed in Note 13 to the consolidated financial statements, in October 2025, the Company entered into a sublease agreement to lease the SINTX armor facility to a third party, that is expected to save the Company approximately $1.0 million over the sublease term.

While management has implemented plans intended to mitigate these conditions, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of December 31, 2025, the most significant estimate relates to derivative liabilities relating to common stock warrants.

Concentrations of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and notes receivable. Because the financial institution that the Company currently uses does not participate in the Certificate of Deposit Account Registry Service (“CDARS”), the Company does not presently have a program to limit its exposure to credit loss. The Company’s deposits, at times, may exceed federally insured limits.

As of and for the year ended December 31, 2025, five commercial customers and government agencies represent 72% of the Company’s total revenues and 80% of the Company’s total accounts receivable.

Revenue Recognition

The Company derived its product revenue primarily from the sale of aerospace components and spinal fusion products. The aerospace components are key ceramic aircraft engine components sold to a leading manufacturer of aerospace components and systems by which the Company has entered into a 10-year, long-term agreement. The spinal fusion products are used in the treatment of spine disorders and sold to CTL Medical, with whom the Company signed a 10-year exclusive sales agreement in October 2018. The Company also records revenue from grants, contracts, and awards provided by government agencies. The Company is currently pursuing other sales opportunities for silicon nitride outside the spinal fusion application.

Revenue is recognized when control of the goods or services promised under the contract is transferred to the customer either at a point in time (e.g., upon delivery) or over time (e.g., as performed under the contract). The Company accounts for a contract when it has approval and commitment from both parties, the rights and payment terms of the parties are identified, the contract has commercial substance and collectability of consideration is probable. Contracts are reviewed to determine whether the contract contains one or multiple performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. For contracts with multiple performance obligations, the expected consideration, or the transaction price, is allocated to each performance obligation identified in the contract based on the relative standalone selling price of each performance obligation. Revenue is then recognized for the transaction price allocated to the performance obligation when control of the promised goods or services underlying the performance obligation is transferred. Contract consideration is not adjusted for the effects of a significant financing component when, at contract inception, the period between when control transfers and when the customer will pay for that good or service is one year or less. Contact modifications that add distinct goods or services at the standalone selling price are accounted for as separate contracts. The transaction price for our contracts reflects our estimate of returns, rebates and discounts, which historically have not been significant. Amounts billed to customers for shipping and handling are included in the transaction price and generally are not treated as separate performance obligations as these costs fulfill a promise to transfer the product to the customer. The Company employs salespeople to actively seek additional customers; there are no incremental costs for obtaining customers that need to be capitalized.

The Company recognizes revenue from sales of products at the time the product is shipped.

Revenues from grants, contracts, and awards provided by governmental agencies are recorded based upon the terms of the specific agreements, which generally provide that revenue is earned when the allowable costs specified in the applicable agreement have been incurred or a milestone has been met. Cash received from federal grants, contracts, and awards can be subject to audit by the grantor and, if the examination results in a disallowance of any expenditure, repayment could be required. The duration of the government grants, contracts, and awards varies by government entity as well as phase level. The general duration period during 2025 is approximately one year.

Grant, contract, and award receivables relate to allowable amounts expended or otherwise incurred or earned in connection with the terms of a grant, contract, or award and for which reimbursement has not yet taken place. As of December 31, 2025, government grants, contracts, and awards accounted for approximately $11,000 in accounts receivable. To be eligible to receive moneys from government agencies the Company must meet commitments as outlined in the grant, contract, and award agreements.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost for manufactured inventory determined under the standard costs, which approximate actual costs, determined on the first-in first-out (“FIFO”) method. Manufactured inventory consists of raw material, direct labor and manufacturing overhead cost components. The Company reviews the carrying value of inventory on a periodic basis for excess or obsolete items, and records any write-down as a cost of revenue, as necessary. Inventory that is not expected to be utilized within 12 months of December 31, 2025, and 2024, respectively is recorded as long term.

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

The Company reviews the carrying value of the Company’s property and equipment that are held and used in the Company’s operations for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operations to which the assets relate, utilizing management’s best estimate, assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired, and an impairment charge would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are in operating lease right of use asset and operating lease liability in our consolidated balance sheet. Finance leases, if any, are included in property and equipment in our consolidated balance sheet. Leases with an initial term of 12 months or less are not presented on the consolidated balance sheet. The Company accounts for lease payments separately from non-lease components. The depreciable life of the asset and leasehold improvement are limited by the expected lease term.

Account and Other Receivables and Allowance for Credit Losses

Financial assets, which potentially subject the Company to credit losses, consist primarily of receivables. We measure expected credit losses of financial assets based on historical loss and other information available to management using type of receivable (commercial, grants or contracts, retainage, or other) and different aging categories (less than 90 days past due, over 90 days past due, over 180 days past due, and financially troubled customers). These expected losses are recorded to an allowance for credit losses valuation account that is deducted from receivables to present the net amount expected to be collected on the financial asset on the consolidated balance sheet. Management believes that the historical loss information it has compiled is a reasonable basis on which to determine expected credit losses for trade receivables held as of December 31, 2025, because the composition of the trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time).

Long Lived Intangible Assets

The Company evaluates the carrying value of intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends. The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company recorded no impairment loss for definite-lived intangible assets during the year ended December 31, 2025.

Derivative Liabilities

Derivative liabilities include the fair value of certain common stock warrants, which are initially recorded at fair value and are required to be re-measured to fair value at each reporting period. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s consolidated statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments primarily using Monte-Carlo valuation models. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

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

Advertising Costs

Advertising costs are expensed as incurred. The primary component of the Company’s advertising expenses is advertising in trade periodicals. Advertising costs were not significant for each of the years ended December 31, 2025 and 2024.

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

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of our income tax provision. For the years ended December 31, 2025 and 2024, the Company did not record any material interest income, interest expense or penalties related to uncertain tax positions or the settlement of audits for prior periods.

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

Business Combination

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

Net Loss Per Share – Basic and Diluted

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock, options and warrants for the purchase of common stock The Company had potentially dilutive securities, totaling approximately 3.3 million and 0.2 million shares of common stock as of December 31, 2025 and 2024, respectively.

Below are basic and diluted loss per share data for the year ended December 31, 2025, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(10,364)	$-	$(10,364)
Deemed dividend related to inducement warrants	(6,719)	-	(6,719)
Net loss attributable to common stockholders	$(17,083)	$-	$(17,083)

Denominator:
Number of shares used in per common share calculations:	2,773,518	-	2,773,518

Net loss per common share:
Net loss	$(3.74)	$-	$(3.74)
Deemed dividend related to inducement warrants	(2.42)	-	(2.42)
Net loss attributable to common stockholders	$(6.16)	$-	$(6.16)

Below are basic and diluted loss per share data for the year ended December 31, 2024, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(11,024)	$(291)	$(11,315)
Deemed dividend related to inducement warrants	-	-	-
Net loss attributable to common stockholders	$(11,024)	$(291)	$(11,315)

Denominator:
Number of shares used in per common share calculations:	741,250	3,532	744,782

Net loss per common share:
Net loss	$(14.87)	$(82.39)	$(15.19)
Deemed dividend related to inducement warrants	-	-	-
Net loss attributable to common stockholders	$(14.87)	$(82.39)	$(15.19)

Recent Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on the topic of income taxes. The standard requires additional disclosure for income taxes. These requirements include: (i) requiring a public entity to disclose specific categories in the rate reconciliation; (ii) disclosure of additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate); (iii) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; (iv) annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received); (v) annual disclosure of income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (vi) annual disclosure of income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. For public entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company prospectively adopted this guidance in fiscal 2025, requiring updates to the related disclosures, yet with no material effect on the consolidated financial statements.

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

2. Inventories

The components of inventory were as follows (in thousands):

	As of December 31,
	2025	2024
Raw materials	$402	$629
WIP	296	182
Finished goods	346	156
	$1,044	$967

Impairment of Armor inventories of $0.2 million was recorded during 2024 related to Armor exit costs, and is included in Armor exit costs in the statement of operations.

3. Property and Equipment

The following is a summary of the components of property and equipment (in thousands):

	As of December 31,
	2025	2024
Manufacturing and lab equipment	$1,783	$2,220
Leasehold improvements	989	968
Software and computer equipment	674	664
Furniture and equipment	82	118
	3,528	3,970
Less: accumulated depreciation	(3,052)	(3,048)
	$476	$922

Depreciation expense for 2025 and 2024 was $0.3 million and $0.8 million, respectively. Impairment of property and equipment of $3.7 million was recorded during 2024 related to Armor exit costs, and is included in Armor exit costs in the statement of operations.

4. Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Trademarks and other patent related intangible assets	$195	$50
Less: accumulated amortization	(53)	(34)
	$142	$16

Amortization expense for 2025 and 2024 was $19 thousand and $5 thousand, respectively.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets were measured on a recurring basis as of December 31, 2025 and 2024. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 and 2024.

	Fair Value Measurements as of December 31, 2025 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$-	$-	$827	$827

	Fair Value Measurements as of December 31, 2024 (in thousands)
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities
Common stock warrants	$-	$-	$208	$208

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the years ended December 31, 2025 and 2024. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024 (in thousands):

Common Stock Warrants
Balance as of December 31, 2023	$304
Issuance of derivatives	3,366
Exercise of warrants	(1)
Change in fair value	(3,475)
Other	14
Balance as of December 31, 2024	$208
Issuance of derivatives	495
Change in fair value	124
Balance as of December 31, 2025	$827

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of December 31, 2025, and 2024, the derivative liability was calculated using the Monte Carlo Simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted-average risk-free interest rate	3.42-3.65%	4.12-4.35%
Weighted-average expected life (in years)	0.11-4.48	0.10-4.09
Expected dividend yield	-%	-%
Weighted average expected volatility	115.0-175.0%	140.0%-210.0%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Payroll and related expenses	$120	$400
Accrued payables	50	178
Other	252	408
	$422	$986

Other current liabilities consisted of deposits for stock issuance of $1.7 million. The stock issuance is related to the 2025 Warrant Inducement (see Note 8), and the stock is held in abeyance, as of December 31, 2025.

7. Debt

Insurance Premium Finance Arrangements

In June 2024, in connection with securing commercial liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $117,000. The Company made 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 8.75%. The loan was paid in full during the first quarter of 2025.

In March 2025, in connection with securing Director and Officer professional liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $145,000. The Company will make 10 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 7.45%. The loan was paid in full during 2025.

In May 2025, in connection with securing general liability insurance, the Company entered into a Premium Finance Arrangement to extend the premium payment out for a period of 5 months. The Company paid a total of $14,000 up front toward the insurance premium and financed approximately $21,000. The Company will make 3 equal payments under the terms of the Premium Finance Agreement. The Premium Finance Agreement bears interest at an annual percentage rate of 11.15%. The outstanding balance totaled $7,000 as of December 31, 2025.

8. Equity

2025 ATM Agreement

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

The Company estimated the fair value of each warrant on the issuance date using the Black-Scholes-Merton valuation model. The aggregate fair value of the new warrants issued as part of the inducement was $6.7 million, which is presented as a deemed dividend on the consolidated statements of operations and the consolidated statements of stockholders’ equity.

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

2024 February Registered Offering

On February 2, 2024, the “Company closed on the public offering of 80,000 units consisting of (a)(i) 17,000 units (the “Common Units”) to purchase shares (the “Unit Shares”) of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”) and (ii) 63,000 units (the “Pre-Funded Warrant Units” and together with the Common Units, the “Units”) to purchase pre-funded warrants (the “Pre-Funded Warrants and each share of Common Stock underlying a Pre-Funded Warrant, a “Pre-Funded Warrant Share”) to purchase up to 63,000 shares of Common Stock, (b) accompanying Class E warrants to purchase 80,000 shares of the Company’s Common Stock (the “Class E Warrants”), and (c) accompanying Class F warrants to purchase 80,000 shares of the Company’s Common Stock (the “Class F Warrants”). The aggregate proceeds to the Company from the Offering were approximately $4.0 million before deducting placement agent fees and other offering expenses payable by the Company. The offering was made pursuant to a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”), and a placement agency agreement dated as of January 31, 2024 (the “PAA”) with Maxim Group LLC (the “Placement Agent”). Each Common Unit was sold at a public offering price of $50.00 and each Pre-Funded Warrant Unit was sold at a public offering price of $49.98. The Class E Warrants and the Class F Warrants are immediately exercisable (subject to the beneficial ownership cap at 4.99% or 9.99%) for one share of the Company’s Common Stock at an exercise price of $50.00 per share. The Class E Warrants will expire five years from the date of issuance, and the Class F Warrants will expire 18 months from the date of issuance. Each Pre-Funded Warrant is exercisable for one share of the Company’s Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are immediately exercisable (subject to the beneficial ownership cap at 4.99% or 9.99%) and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Company engaged Maxim Group LLC as the Company’s sole placement agent for the Offering pursuant to the PAA. Pursuant to the PAA, the Company agreed to pay the Placement Agent a cash placement fee equal to 7.0% of the gross proceeds of the Offering, plus reimbursement of certain expenses and legal fees up to $100,000. The Company also agreed to issue up to 3,200 Common Stock purchase warrants to the Placement Agent (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable at an exercise price of $55.00. The Placement Agent Warrants will be exercisable beginning July 31, 2024, and will expire five years after the commencement of sales in the offering.

9. Stock-Based Compensation

A summary of the Company’s outstanding stock option activity for the years ended December 31, 2025 and 2024 is as follows:

		December 31, 2025
		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Price	(Years)	Value
As of December 31, 2024	35	$18,872	5.5	-
Granted	170,000	3.65	9.4	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(9)	17,540	-	-
As of December 31, 2025	170,026	$6.65	9.4	$77,600
Exercisable at December 31, 2025	170,026	$6.65	9.4	$77,600
Vested and expected to vest at December 31, 2025	170,026	$6.65	9.4	$77,600

		December 31, 2024
		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life	Intrinsic
	Options	Price	(Years)	Value
As of December 31, 2023	60	$21,954	6.9	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(24)	3,861,275	-	-
Expired	(1)	891,768,343	-	-
As of December 31, 2024	35	$18,872	5.5	$-
Exercisable at December 31, 2024	35	$24,292	6.1	$-
Vested and expected to vest at December 31, 2024	10	$38,168	5.5	$-

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

Unrecognized stock-based compensation as of December 31, 2025 is as follows (in thousands):

	Unrecognized Stock-Based Compensation	Weighted Average Remaining of Recognition (in years)
Stock options	$-	0.0
Stock grants	$1,497	0.9

10. Income Taxes

Taxes based on income were as follows:

December 31,
	2025	2024

Current:	$-	$-
U.S. federal tax	-	-
State taxes	$-	$-

Deferred:
U.S. federal tax	$-	$-
State tax	-	-
	$-	$-

Provision for income taxes	$-	$-

Deferred taxes reflect the temporary differences between the amounts at which assets and liabilities are recorded for financial reporting purposes and the amounts utilized for tax purposes. The primary components of the temporary differences that gave rise to our deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$59,358	$57,763
Stock-based compensation	3,690	3,192
Federal R&D credit	2,120	2,222
Impairment	1,146	1,148
Accrued expenses	-	53
Capitalized research expenses	2,217	3,145
Intangibles	186	237
Right of use asset/liabilities	32	32
Depreciation	243	-
Other	1	15
Total deferred tax assets	68,993	67,807
Deferred tax liabilities:
Depreciation	-	(431)

Total deferred tax liabilities	-	(431)
Less valuation allowance	(68,993)	(67,376)
Net deferred tax liability	$-	$-

We assess available positive and negative evidence to estimate if sufficient future taxable income is expected to be generated to use existing deferred tax assets. On the basis of our assessment, we record valuation allowances with respect to the portion of the deferred tax asset that is not more-likely-than-not to be realized. Our assessment of the future realizability of our deferred tax assets relies on our forecasted earnings in certain jurisdictions determined by the manner in which we operate our business and the relevant carryforward period. As a result of all available evidence, the Company believes that it is more likely than not that its net deferred tax assets will not be realized and has established a valuation allowance of $69.0 million and $67.4 million, respectively, against its net deferred tax assets as of December 31, 2025 and December 31, 2024.

U.S. federal net operating loss carryforwards at December 31, 2025 and December 31, 2024 were $237.9 million and 231.5 million, respectively. U.S. federal tax credit carryforwards at December 31, 2025 and December 31, 2024 totaled $2.1 million and $2.2 million, respectively. If unused, net operating losses and tax credit carryforwards will expire as follows:

(in millions)	Operating Losses	Tax Credits
Year of expiry:
2026	$5.1	$0.2
2027	11.5	0.2
2028	15.3	0.5
2029	15.9	0.3
2030-2037	114.8	0.9
Indefinite life / no expiry	75.3	0.0
Total	$237.9	$2.1

State net operating loss carryforwards totaled approximately $237.9 million at December 31, 2025. State net operating losses in certain jurisdictions begin to expire in 2033 and continue through 2045, while net operating losses in other jurisdictions may be carried forward indefinitely.

The principal items accounting for the difference between taxes computed at the U.S. federal statutory rate and taxes recorded were as follows (in thousands) after the adoption of ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Percent

U.S. federal statutory tax rate	$(2,176)	(21.00)%
State and local income taxes, net of federal income tax effect	-	0.00%
Foreign tax effects	-	0.00%
Effect of changes in tax laws or rates enacted in the current period	-	0.00%
Effect of cross-border tax laws	-	0.00%
Tax credits:
Research and development tax credits	102	0.99%
Changes in valuation allowances	1,617	15.60%
Nontaxable or nondeductible items:
Change in value – warrants	26	0.25%
Other	6	0.06%
Changes in unrecognized tax benefits	-	0.00%
Other adjustments	425	4.10%
Effective tax rate	$-	-

The principal items accounting for the difference between taxes computed at the U.S. federal statutory rate and taxes recorded were as follows (in thousands) for the year prior to the adoption of ASU 2023-09:

Year Ended December 31, 2024

Pre-tax book income tax at statutory rate	$(2,315)
State taxes, net of federal benefit	(482)
Return to provision	-
Equity related expenses	(614)
Deferred adjustments	-
Expiration of R&D credits	-
Change in valuation allowance	3,409
Other	2
Total income tax expense	$-

The following is a reconciliation of the expected statutory federal income tax rate to the actual effective tax rate (in thousands):

Year Ended December 31, 2024
Federal statutory rate	(21.0)%
State taxes, net of federal benefit	(4.3)%
Return to provision	0.0%
Equity related expenses	(5.6)%
Deferred adjustments	0.0%
Expiration of R&D credits	0.0%
Change in valuation allowance	30.9%
Total income tax expense	0.0%

Our 2025 provision for income taxes included i) $0.02 million of tax charge for equity related expenses; ii ) $0.42 million of tax charge for certain deferred tax adjustments; iii) $1.62 million of tax charge from changes in valuation allowances; iv) $.10 million tax charge for expiration of R&D credits; and v) $0.006 million of tax charge related to other permanent differences.

Our 2024 provision for income taxes included i) $0.48 million state tax benefit net of federal affect; ii) $0.61 million of tax benefit for equity related expenses; iii) $3.41 million of tax charge from valuation allowances due to the uncertainty of the realization of certain deferred tax assets; and iv) $0.002 million of tax charge related to other permanent differences.

Income/(loss) before taxes from our U.S. operations was follows:

	2025	2024
U.S.	$(10,364)	$(11,024)
Foreign	-	-
Income before taxes	$(10,364)	$(11,024)

Our effective tax rate was 0.00% and 0.00% for fiscal years 2025 and 2024, respectively.

The Company files income tax returns in the U.S. federal and certain state jurisdictions. During the periods ended December 31, 2025 and December 31, 2024, the Company has not recorded a liability for uncertain income tax positions or any related interest or penalties. As such, our unrecognized tax benefits for 2025 and 2024 totaled $0.00 million and $0.00 million, respectively. With limited exceptions, we are no longer subject to income tax examinations by tax authorities for years prior to 2021.

The amount of income taxes paid (net of refunds received) were as follows (in thousands):

Year Ended December 31, 2025
Federal	$-
State and local	-
Foreign	-
Total income taxes paid (net of refunds received)	$-

Amounts represent taxes paid during 2025 based on the company’s tax provision. The 2025 income tax returns have not been filed. For the years ended December 31, 2024 and 2023, gross income taxes paid (in thousands) were $0 and $0, respectively.

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

12. 401(k) Plan

Effective June 1, 2004, the Company adopted a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. Eligible employees may contribute amounts to the plan, via payroll withholdings, subject to certain limitations. The plan permits, but does not require, additional matching contributions to the plan by the Company on behalf of the participants in the plan. The Company incurred approximately $0.1 million relating to retirement contributions for each of the years ended December 31, 2025 and 2024.

13. Leases

The Company has entered into multiple operating leases from which it conducts its business.

SINTX

The Company leases 30,764 square feet of office, warehouse and manufacturing space under a single operating lease. This lease expires in October 2031. The lease has one five-year extension option.

SINTX Armor

The Company, on behalf of SINTX Armor, leases approximately 10,936 square feet of office and manufacturing space from which SINTX Armor conducted its operations. This lease expires in October 2031. Impairment of operating lease right-of-use assets of $0.7 million was recorded during 2024 related to Armor exit costs. In October 2025, the Company entered into a sublease agreement (the “Sublease”) with Hayes Performance Systems, Inc., a Delaware corporation (“Hayes”), pursuant to which the Company agreed to sublease to Hayes all of the premises the Company currently leases under its Industrial Lease Agreement dated August 19, 2021 with SLS Industrial Portfolio Owner SLCP, LLC (the “Prime Lease”). The Sublease term commenced on November 1, 2025, and expires on October 31, 2031, unless earlier terminated in accordance with the Sublease or upon termination of the Prime Lease. Under the Sublease, Hayes will pay the Company base rent ranging from approximately $9,700 per month during the first year of the Sublease to approximately $11,300 per month during the final year of the term, plus its proportionate share of operating expenses and taxes, currently estimated at $0.25 per rentable square foot per month. The Sublease provides for a three-month rent deferral totaling approximately $29,200, which will be repaid in six equal monthly installments beginning February 1, 2026. The Sublease is structured as a triple-net arrangement under which Hayes will be responsible for substantially all costs associated with the Subleased Premises, including utilities, maintenance, and insurance.

TA&T

In connection with the disposition of TA&T, the lease facilities, including right of use assets and lease liabilities, were transferred to Tethon (see Note 1).

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components separately from the non-lease components. The depreciable life of the assets and leasehold improvements are limited by the expected lease term.

As of December 31, 2025, the operating lease right-of-use assets totaled approximately $2.5 million, and the operating lease liability totaled approximately $3.2 million. Amortization of right-of-use asset during the year ended December 31, 2025, totaled approximately $0.3 million. As of December 31, 2025, the weighted-average discount rate for the Company’s operating lease was 8.8%.

Operating lease future minimum payments together with the present values as of December 31, 2025, are summarized as follows:

Years Ending December 31,	Amount
2026	$668
2027	688
2028	709
2029	730
2030	752
Thereafter	643
Total future minimum lease payments	4,190
Less amounts representing interests	(948)
Present value of lease liability	3,242

Current portion of operating lease liability	398
Long-term portion operating lease liability	$2,844

14. Related Party Transactions

During the year ended December 31, 2025, the Company entered into a Research Collaboration Agreement (“Research Agreement”) with a company that is majority owned by a shareholder of the Company. The Company paid $500,000 to fund the Research Agreement. As of December 31, 2025, there was no remaining balance.

