Form 10-Q
period 2026-03-31
Sintx Technologies, Inc.
filed 2026-05-15
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

4,319,279 shares of common stock, $0.01 par value, were outstanding at May 8, 2026.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$1,889	$4,140
Account and other receivables, net of allowance for credit losses of $11.0 and $2.4 respectively	364	178
Prepaid expenses and other current assets	677	507
Inventories	1,394	825
Total current assets	4,324	5,650

Inventories	-	219
Property and equipment, net	415	476
Intangible assets, net	133	142
Goodwill	302	302
Operating lease right of use asset	2,378	2,458
Other long-term assets	259	259
Total assets	$7,811	$9,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$571	$382
Accrued liabilities	892	422
Debt	106	7
Derivative liabilities	484	827
Current portion of operating lease liability	422	398
Other current liabilities	1,697	1,697
Total current liabilities	4,172	3,733

Operating lease liability, net of current portion	2,735	2,844
Total liabilities	6,907	6,577

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 19 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of March 31, 2026 and December 31, 2025.	-	-

Common stock, $0.01 par value, 250,000,000 shares authorized; 4,169,535 and 4,021,293 shares issued and 4,119,111 and 3,970,869 outstanding as of March 31, 2026 and December 31, 2025, respectively.	42	40
Treasury Stock, 50,424 shares as of March 31, 2026 and December 31, 2025.	(133)	(133)
Additional paid-in capital	295,918	295,124
Accumulated deficit	(294,923)	(292,102)
Total stockholders’ equity	904	2,929
Total liabilities and stockholders’ equity	$7,811	$9,506

The condensed consolidated balance sheet as of December 31, 2025, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Product revenue	$300	$291
Grant and contract revenue	80	78
Total revenue	380	369
Costs of revenue	236	246
Gross profit	144	123
Operating expenses:
Research and development	364	1,116
General and administrative	2,535	1,319
Sales and marketing	399	20
Grant and contract expenses	53	51
Total operating expenses	3,351	2,506
Loss from operations	(3,207)	(2,383)
Other income (expenses):
Interest expense	(12)	(13)
Interest income	22	41
Change in fair value of derivative liabilities	343	87
Loss on disposal of assets	-	(25)
Other income, net	33	1
Total other income, net	386	91
Net loss before income taxes	(2,821)	(2,292)
Provision for income taxes	-	-
Net loss	$(2,821)	$(2,292)

Net loss per share – basic and diluted
Basic – net loss	$(0.70)	$(1.29)
Diluted – net loss	$(0.70)	$(1.29)
Weighted average common shares outstanding:
Basic	4,014,028	1,772,732
Diluted	4,014,028	1,774,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2024	249	$-	1,342,853	$13	$-	$285,619	$(281,738)	$3,894
Stock based compensation	-	-	2,264	-	-	177	-	177
Common stock and prefunded warrants issued for cash, net of fees	-	-	1,171,189	12	-	4,387	-	4,399
Issuance of common stock from the cashless exercise of warrants	-	-	5	-	-	-	-	-
Purchase of common stock into Treasury	-	-	-	-	(86)	-	-	(86)
Net loss	-	-	-	-	-	-	(2,292)	(2,292)
Balance as of March 31, 2025	249	$-	2,516,311	$25	$(86)	$290,183	$(284,030)	$6,092

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2025	249	$-	4,021,293	$40	$(133)	$295,124	$(292,102)	$2,929
Stock based compensation	-	-	46,749	1	-	529	-	530
Proceeds from issuance of common stock in connection with ATM, net of fees	-	-	101,493	1	-	265	-	266
Net loss	-	-	-	-	-	-	(2,821)	(2,821)
Balance as of March 31, 2026	249	$-	4,169,535	$42	$(133)	$295,918	$(294,923)	$904

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(2,821)	$(2,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	68	95
Impairment of Armor	-	64
Amortization of right of use asset	80	94
Loss on disposal of subsidiary	-	25
Amortization of intangible assets	8	1
Stock based compensation - Employee	530	18
Stock based compensation - Non-employee	-	159
Change in fair value of derivative liabilities	(343)	(87)
Bad debt (recoveries) expense	9	(5)
Changes in operating assets and liabilities:
Trade accounts receivable	(195)	13
Prepaid expenses and other current assets	(52)	18
Inventories	(349)	90
Accounts payable and accrued liabilities	659	576
Other liabilities	-	34
Payments on operating lease liability	(85)	(104)
Net cash used in operating activities	(2,491)	(1,301)
Cash flows from investing activities
Purchase of property and equipment	(7)	(59)
Disposal of property and equipment, net of cash received	-	(4)
Net cash used in investing activities	(7)	(63)
Cash flows from financing activities
Proceeds from issuance of common stock in connection with ATM, net of fees	266	-
Proceeds from issuance of common stock and prefunded warrants, net of cash fees	-	4,399
Purchase of common stock into treasury	-	(86)
Payments on debt	(19)	(47)
Net cash provided by financing activities	247	4,266
Net increase (decrease) in cash and cash equivalents	(2,251)	2,902
Cash and cash equivalents at beginning of period	4,140	3,598
Cash and cash equivalents at end of period	$1,889	$6,500

Noncash investing and financing activities
Debt issued for prepaid insurance	$118	$145
Non-cash disposal of subsidiary assets (see Note 2)	-	(743)
Non-cash disposal of subsidiary liabilities (see Note 2)	-	719
Supplemental cash flow information
Cash paid for interest	$12	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX”, or the “Company”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”), SINTX Agribiotech, Inc., Sinaptic Surgical, LLC, and Technology Assessment and Transfer, Inc. (TA&T) through February 19, 2025 (see Note 2), which are collectively referred to as “we” or the “Company.” SINTX Technologies is an advanced ceramics company formed in December 1996 that develops and commercializes materials, components, and technologies for medical, industrial and agribiotech applications. SINTX develops silicon nitride (Si₃N₄)-based biomedical solutions for musculoskeletal and antipathogenic medical device applications. The Company also manufactures advanced silicon nitride components for leading industrial customers operating in high-performance and mission-critical applications. SINTX is a global leader in the research, development, and manufacturing of silicon nitride, and its products have been implanted in humans since 2008.

SINTX Core Business

Biomedical Applications: Since its inception, SINTX has focused on medical-grade silicon nitride. SINTX biomedical products have been shown to be biocompatible, bioactive, antipathogenic, and to exhibit strong bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the U.S., Europe, South America, and Asia. In October 2025, SINTX received U.S. Food and Drug Administration (FDA) 510(k) clearance for the SiNAPTIC® Foot & Ankle Osteotomy Wedge System, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the U.S. In March 2026, a SiNAPTIC wedge manufactured from Si₃N₄ was utilized in a reconstructive foot and ankle procedure in the U.S. This established clinical use, together with silicon nitride’s inherent resistance to bacterial adhesion and strong bone affinity, suggests potential suitability for additional orthopedic and fusion-related applications including arthroplasty implants and dental implants.

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

Industrial Applications: SINTX manufactures advanced silicon nitride ceramic components for industrial customers operating in demanding technical and high-performance environments. The Company’s silicon nitride materials are utilized in applications requiring exceptional mechanical strength, thermal stability, wear resistance, and corrosion resistance. Industrial applications have become an increasingly significant component of the Company’s commercial activities, with SINTX collaborating with industrial partners to develop precision-engineered ceramic solutions across multiple end markets. The Company believes its expertise in silicon nitride processing, advanced manufacturing, and materials science positions SINTX to support continued growth in industrial applications.

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 20, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of March 31, 2026, the most significant estimate relates to derivative liabilities relating to common stock warrants.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. To date, the Company’s operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that the Company will continue to generate operating losses and use cash in operations. The Company’s continuation as a going concern is dependent upon its ability to increase sales, decrease expenses and raise additional funding. The Company continues to seek opportunities to raise additional funding through equity and/or debt financing. However, such funding is not guaranteed and may not be available to the Company on favorable terms and may involve restrictive covenants. If the Company is not able to obtain additional debt or equity financing, the impact on the Company will be material and adverse.

For the three months ended March 31, 2026, and 2025, the Company incurred a net loss of $2.8 million and $2.3 million, respectively, and used cash in operating activities of $2.5 million and $1.3 million, respectively. The Company had an accumulated deficit of $295 million and $292 million as of March 31, 2026, and December 31, 2025, respectively.

The board of directors and management remain aligned in advancing the Company’s strategic direction and business objectives. While the Company expects to continue generating a significant portion of its revenues from its industrial business operations, management is increasingly concentrating resources on high-growth areas within the healthcare sector where the Company’s proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility. The Company believes its established industrial activities provide an important operational and revenue foundation that supports the continued development and commercialization of its medical technologies. Building upon its established advanced materials expertise and recent FDA 510(k) clearance of the SiNAPTIC Foot & Ankle Osteotomy Wedge System, SINTX is focused on commercializing its medical technologies and advancing additional silicon nitride-based compositions and applications for orthopedic, spinal, wound care, and other medical markets in order to expand its footprint in the medical device sector and support long-term shareholder value creation.

As part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs, as discussed in Note 2 to the condensed consolidated financial statements, on February 19, 2025, the Company sold to Tethon all the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T.

As discussed in further detail above, in October 2025, the Company received FDA 510(k) clearance for a new foot and ankle osteotomy wedge system, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the United States. Revenue was recognized during Q1 2026 and is expected to increase throughout 2026.

As discussed in Note 9 to the condensed consolidated financial statements, in October 2025, the Company entered into the 2025 ATM Agreement to sell shares of its common stock from time to time, through an “at the market offering” program, having an aggregate offering price of $6.4 million. Through March 31, 2026, the Company has sold $0.7 million under the ATM, leaving a remaining balance of $5.7 million available under the ATM. Subsequent to March 31, 2026, the Company sold an additional $0.5 million under the ATM.

As discussed in Note 12 to the condensed consolidated financial statements, in October 2025, the Company entered into a sublease agreement to lease the SINTX Armor facility, that is expected to save the Company approximately $1.0 million over the sublease term.

Despite the actions undertaken by management to improve liquidity and operating costs—including the divestiture of non-core operations, implementation of cost improvement initiatives, commercialization of newly cleared medical products, access to capital through the Company’s ATM program, and execution of the Armor facility sublease—management has concluded that substantial doubt remains regarding the Company’s ability to continue as a going concern for a period of at least 12 months from the date these condensed consolidated financial statements are issued. The Company’s ability to continue as a going concern will depend on its ability to generate increased revenues, achieve profitability, obtain additional financing, and successfully execute its strategic business objectives. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

3. Business Combinations

On July 1, 2025, the Company entered into an Asset Purchase Agreement with Sinaptic Surgical, LLC (“Sinaptic Surgical”) and Sinaptic Holdings, LLC (“Holdings”), pursuant to which the Company agreed to purchase substantially all the assets and assume certain liabilities of Sinaptic Surgical. As consideration for the purchase of the assets under the Asset Purchase Agreement, the Company issued common stock warrants to purchase 325,000 shares of the Company’s common stock (the “Warrants”). The Warrants expire five years from the date of issue and have an exercise price of $6.30 per share. The Warrants will become exercisable upon the achievement of certain milestones prior to the expiration of the Warrants. In connection with the Asset Purchase Agreement, Sinaptic Surgical purchased 216,450 shares of the Company’s common stock at a purchase price of $3.465 per share in a private placement.

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

4. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. The Company had potentially dilutive securities of approximately 2.8 million and 2.1 million as of March 31, 2026, and 2025, respectively, that were not included in the fully diluted loss per share calculation because they would have been antidilutive.

Below are basic and diluted loss per share data for the three months ended March 31, 2026, which are in thousands, except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,821)	$-	$(2,821)

Denominator:
Number of shares used in per common share calculations:	4,014,028	-	4,014,028

Net loss per common share:
Net loss	$(0.70)	$-	$(0.70)

Below are basic and diluted loss per share data for the three months ended March 31, 2025, which are in thousands, except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,292)	$(4)	$(2,296)

Denominator:
Number of shares used in per common share calculations:	1,772,732	1,611	1,774,343

Net loss per common share:
Net loss	$(1.29)	$(2.48)	$(1.29)

5. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$448	$402
WIP	355	296
Finished goods	591	346
	$1,394	$1,044

As of March 31, 2026, all inventories were classified as current. Inventories classified as current represent the carrying value of inventories as of March 31, 2026, that management estimates will be sold or used by March 31, 2027.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets or liabilities (except the derivative liabilities explained above) were measured on a recurring basis as of March 31, 2026, and December 31, 2025. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2026, and December 31, 2025 (in thousands):

	Fair Value Measurements as of March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Common stock warrants	$-	$-	$484	$484

	Fair Value Measurements as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Common stock warrants	$-	$-	$827	$827

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2026, and 2025. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026, and 2025 (in thousands):

Common Stock Warrants
Balance as of December 31, 2024	$208
Change in fair value	(87)
Balance as of March 31, 2025	$121

Balance as of December 31, 2025	$827
Change in fair value	(343)
Balance as of March 31, 2026	$484

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of March 31, 2026, and December 31, 2025, the derivative liability was calculated using the Monte Carlo simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of March 31, 2026, and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted-average risk-free interest rate	3.74-3.88%	3.42-3.65%
Weighted-average expected life (in years)	1.55-4.23	0.11-4.48
Expected dividend yield	-%	-%
Weighted-average expected volatility	120.00-150.00%	115.00-175.00%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, account and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

7. Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Payroll and related expense	$530	$120
Accrued payables	170	50
Other	192	252
	$892	$422

Other current liabilities consisted of deposits for stock issuance of $1.7 million. The stock issuance is related to the 2025 Warrant Inducement (see Note 9), and the stock is held in abeyance, as of March 31, 2026.

8. Debt

Insurance Premium Finance Arrangements

In March 2025, in connection with securing Director and Officer professional liability insurance, the Company entered into a premium finance arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $145,000. The Company made 10 equal payments under the terms of the premium finance agreement. The premium finance agreement bore interest at an annual percentage rate of 7.45%. The loan was paid in full and there was no outstanding balance as of March 31, 2026.

In May 2025, in connection with securing general liability insurance, the Company entered into a premium finance arrangement to extend the premium payment out for a period of 5 months. The Company paid a total of $14,000 up front toward the insurance premium and financed approximately $21,000. The Company will make 3 equal payments under the terms of the premium finance agreement. The premium finance agreement bears interest at an annual percentage rate of 11.15%. The loan was paid in full and there was no outstanding balance as of March 31, 2026.

In March 2026, in connection with securing Director and Officer professional liability insurance, the Company entered into a premium finance arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $40,000 up front toward the insurance premium and financed approximately $118,000. The Company will make 10 equal payments under the terms of the premium finance agreement. The premium finance agreement bears interest at an annual percentage rate of 9.39%. The outstanding balance totaled $106,000 as of March 31, 2026.

9. Equity

2025 ATM Agreement

On October 3, 2025, the Company entered into an At The Market Offering Agreement (the “2025 ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), to sell shares of its common stock, par value $0.01 per share (the “2025 ATM Shares”) from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the 2025 ATM Shares made under the 2025 ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The 2025 ATM Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274951) initially filed by the Company with the SEC on October 12, 2023, and declared effective by the SEC on November 27, 2023, and related prospectus supplements to be prepared and filed pursuant to Rule 424(b) from time to time in connection with the offer and sale of the Shares. A prospectus supplement, dated October 3, 2025, covering the offer and sale of the 2025 ATM Shares having an aggregate offering price of $6,413,876 was filed with the SEC. As of March 31, 2026, 188,380 shares have been sold under the 2025 ATM Agreement for gross proceeds of $0.7 million, and there is $5.7 million capacity remaining under the 2025 ATM Agreement.

2025 Warrant Inducement

On September 8, 2025, the Company entered into an inducement agreement (the “Inducement Letter”) with certain holders of the Company’s outstanding common stock purchase warrants. Pursuant to the Inducement Letter, the holders agreed to exercise for cash existing warrants to purchase an aggregate of 1,099,431 shares of the Company’s common stock at an exercise price of $3.32 per share in consideration of the Company’s agreement to issue new common stock purchase warrants to purchase up to an aggregate of 1,649,147 shares of the Company’s common stock at an exercise price of $4.79 per share. The warrant holders paid $0.125 per new warrant as consideration for the issuance of the new warrants. The Company received aggregate gross proceeds of approximately $3.8 million from the exercise of the existing warrants, before deducting placement agent fees and other offering expenses payable by the Company.

The Company estimated the fair value of each warrant on the issuance date using the Black-Scholes-Merton valuation model. The aggregate fair value of the new warrants issued as part of the inducement was $6.7 million, which is presented as a deemed dividend on the condensed consolidated statements of operations and the condensed consolidated statements of stockholders’ equity (during the three months ended September 30, 2025).

2025 Capital Raise and Registration of Shares

On February 20, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) under which it sold securities to certain institutional and accredited investors for aggregate gross proceeds of $5.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the private placement. In the transaction, the Company issued (i) 1,171,189 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 278,098 shares of common stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (iii) warrants to purchase 1,449,287 shares of common stock (the “Common Warrants”) with an exercise price of $3.32 per share. The purchase price per share of common stock and the associated Common Warrant was $3.45 and the purchase price per Pre-Funded Warrant and associated Common Warrant was $3.4499. The Common Warrants were exercisable immediately and expire five-and one-half years from issuance. The Pre-Funded Warrants were exercisable immediately and remain outstanding until exercised in full. The Company filed a Registration Statement on Form S-3 registering the resale of the above-mentioned securities, which was declared effective by the SEC on March 27, 2025.

10. Stock-Based Compensation

A summary of the Company’s outstanding restricted stock unit activity for the three months ended March 31, 2026, and 2025 is as follows:

	Units	Weighted-Average Grant Date Fair Value
As of December 31, 2025	422,334	$4.39
Granted	511,393	2.91
Vested	(41,999)	3.85
Forfeited	(106,452)	3.70
As of March 31, 2026	785,276	$3.55

	Units	Weighted-Average Grant Date Fair Value
As of December 31, 2024	34	$2,672.35
Granted	50,500	3.18
Vested	(3,336)	3.18
Forfeited	(13,540)	3.18
As of March 31, 2025	33,658	$5.80

A summary of the Company’s outstanding stock option activity for the three months ended March 31, 2026, and 2025 is as follows:

		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2025	170,026	$6.65	9.4	$77,600
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
As of March 31, 2026	170,026	$6.65	9.2	$-
Exercisable at March 31, 2026	170,026	$6.65	9.2	$-
Vested and expected to vest at March 31, 2026	170,026	$6.65	9.2	$-

		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2024	35	$18,872	5.5	$-
Granted	50,000	3.18	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1)	97,196,800	-	-
As of March 31, 2025	50,034	$10.84	9.8	$-
Exercisable at March 31, 2025	50,034	$18.84	9.8	$-
Vested and expected to vest at March 31, 2025	50,009	$10.78	9.8	$-

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

Unrecognized stock-based compensation as of March 31, 2026, is as follows:

	Unrecognized	Weighted Average
	Stock-Based Compensation	Remaining of Recognition
	(in thousands)	(in years)
Stock options	$-	-
Restricted stock units	$2,062	1.0

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

SINTX Armor

The Company, on behalf of SINTX Armor, leases approximately 10,936 square feet of office and manufacturing space from which SINTX Armor conducted its operations. This lease expires in October 2031. Impairment of operating lease right-of-use assets of $0.7 million was recorded during 2024 related to Armor exit costs. In October 2025, the Company entered into a sublease agreement (the “Sublease”) with Hayes Performance Systems, Inc., a Delaware corporation (“Hayes”), pursuant to which the Company agreed to sublease to Hayes all of the premises the Company currently leases under its Industrial Lease Agreement dated August 19, 2021 with SLS Industrial Portfolio Owner SLCP, LLC (the “Prime Lease”). The Sublease term commenced on November 1, 2025, and expires on October 31, 2031, unless earlier terminated in accordance with the Sublease or upon termination of the Prime Lease. Under the Sublease, Hayes will pay the Company base rent ranging from approximately $9,700 per month during the first year of the Sublease to approximately $11,300 per month during the final year of the term, plus its proportionate share of operating expenses and taxes, currently estimated at $0.25 per rentable square foot per month. The Sublease provided for a three-month rent deferral totaling approximately $29,200, which will be repaid in six equal monthly installments beginning February 1, 2026. The Sublease is structured as a triple-net arrangement under which Hayes will be responsible for substantially all costs associated with the Subleased Premises, including utilities, maintenance, and insurance.

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

As of March 31, 2026, operating lease right-of-use assets were approximately $2.4 million, and operating lease liability was approximately $3.2 million. Non-cash operating lease expense was immaterial during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the weighted-average discount rate for the Company’s operating lease was 8.8%.

Operating lease future minimum payments together with the present values as of March 31, 2026, are summarized as follows (in thousands):

Years Ending December 31,	Amount
2026 (Remainder)	$502
2027	688
2028	709
2029	730
2030	752
Thereafter	643
Total future minimum lease payments	4,024
Less amounts representing interest	(867)
Present value of lease liability	3,157

Current portion of operating lease liability	422
Long-term portion operating lease liability	$2,735

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements for the year ended December 31, 2025 and the notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed separately with the U.S. Securities and Exchange Commission. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, expectations, intentions and projections that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, and any updates to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q and in other filings with the Securities and Exchange Commission we may make from time-to-time.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Product revenue	$300	$291	$9	3%
Grant and contract revenue	80	78	2	3%
Total revenue	380	369	11	3%
Costs of revenue	236	246	(10)	-4%
Gross profit	144	123	21	17%
Operating expenses:
Research and development	364	1,116	(752)	-67%
General and administrative	2,535	1,319	1,216	92%
Sales and marketing	399	20	379	1,895%
Grant and contract expenses	53	51	2	4%
Total operating expenses	3,351	2,506	845	34%
Loss from operations	(3,207)	(2,383)	(824)	35%
Other income, net	386	91	295	324%
Net loss before income taxes	(2,821)	(2,292)	(529)	23%
Provision for income taxes	-	-	-	0%
Net loss	$(2,821)	$(2,292)	$(529)	23%

Revenue

For the three months ended March 31, 2026, total revenue increased $11,000, or 3%, compared to the same period in 2025. When excluding the total revenue decrease of $109,000 due to the sale of the TA&T subsidiary, the remaining total revenue increased by $120,000, or 46%.

For the three months ended March 31, 2026, product revenue increased $9,000, or 3%, compared to the same period in 2025. When excluding the product revenue decrease of $64,000 due to the sale of the TA&T subsidiary, the remaining product revenue increased by $73,000, or 32%.

During the three months ended March 31, 2026, grant and contract revenue increased $2,000, or 3%, as compared to the same period in 2025. When excluding the grant and contract revenue decrease of $45,000 due to the sale of the TA&T subsidiary, the remaining grant and contract revenue increased by $47,000, or 142%.

Revenue trends and strategic focus

Total revenue for the period was relatively consistent with the prior year, reflecting a combination of underlying growth in the Company’s continuing operations and the impact of changes to its business portfolio.

Revenue from ongoing product lines and customer activities increased compared to the prior year period, driven by growth in the Company’s spine-related product offerings and continued demand within its OEM technical manufacturing business. In addition, activity under grant and contract programs contributed to period-over-period variability.

These increases were partially offset by the absence of revenue associated with the Company’s former TA&T subsidiary, which was divested in Q1 2025.

The Company continues to support its OEM technical manufacturing operations as a source of revenue and cash flow, with recent, meaningful pricing actions improving the profitability of this segment. At the same time, the Company remains focused on the long-term commercialization of proprietary silicon nitride-based biomedical devices, including its orthopedic product portfolio.

Cost of revenue and Gross profit

For the three months ended March 31, 2026, cost of revenue decreased by $10,000, or 4%, compared to the same period in 2025, primarily due to a continued focus on higher-margin sales.

Research and development expenses

For the three months ended March 31, 2026, research and development expenses decreased by $0.8 million, or 67%, compared to the same period in 2025. The decrease was primarily due to a $0.3 million reduction in headcount-related costs and $0.5 million due to the reallocation of certain overhead costs to general and administrative expenses. Historically, a significant portion of our operations was focused on research and development, resulting in the majority of overhead costs being allocated to research and development. As our focus has shifted toward commercialization, a greater portion of these costs is now classified as general and administrative.

General and administrative expenses

For the three months ended March 31, 2026, general and administrative expenses increased by $1.2 million, or 92%, compared to the same period in 2025. The increase was primarily due to $1.1 million in higher headcount-related costs, including $0.4 million of non-cash stock-based compensation, as well as the reallocation of certain overhead costs of $0.5 million, as discussed above. These increases were partially offset by decreases of $0.2 million in non-employee stock-based compensation, $0.1 million in impairment cost recognized in 2025, and $0.1 million in other general expenses.

Sales and marketing expenses

For the three months ended March 31, 2026, sales and marketing expenses increased by $0.4 million, or 1,895%, compared to the same period in 2025. The increase was primarily due to $0.2 million in higher headcount-related costs, including $0.1 million of non-cash stock-based compensation, as well as a $0.2 million increase in other sales and marketing related costs associated with our product launch.

Grant and contract expenses

For the three months ended March 31, 2026, grant and contract expenses increased by $2,000, or 4%, compared to the same period in 2025, primarily due to the increase in grant and contract revenue.

Other income, net

For the three months ended March 31, 2026, other income increased by $0.3 million, or 324%, compared to the same period in 2025, primarily due to a $0.3 million increase in other income from the change in value of derivative liabilities.

Liquidity and capital resources

The condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern. To date, our operations have been principally financed from proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. It is anticipated that we will continue to generate operating losses and use cash in operations. Our continuation as a going concern is dependent upon our ability to increase sales, decrease expenses and raise additional funding. We continue to seek opportunities to raise additional funding through equity and/or debt financing. However, such funding is not guaranteed and may not be available to us on favorable terms and may involve restrictive covenants. If we are not able to obtain additional debt or equity financing, the impact on us will be material and adverse.

For the three months ended March 31, 2026, and 2025, we incurred a net loss of $2.8 million and $2.3 million, respectively, and used cash in operating activities of $2.5 million and $1.3 million, respectively. We had an accumulated deficit of $295 million and $292 million as of March 31, 2026, and December 31, 2025, respectively.

The board of directors and management remain aligned in advancing the Company’s strategic direction and business objectives. While we expect to continue generating a significant portion of our revenues from our industrial business operations, management is increasingly concentrating resources on high-growth areas within the healthcare sector where our proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility. We believe our established industrial activities provide an important operational and revenue foundation that supports the continued development and commercialization of our medical technologies. Building upon our established advanced materials expertise and recent FDA 510(k) clearance of the SiNAPTIC Foot & Ankle Osteotomy Wedge System, we are focused on commercializing our medical technologies and advancing additional silicon nitride-based compositions and applications for orthopedic, spinal, wound care, and other medical markets in order to expand our footprint in the medical device sector and support long-term shareholder value creation.

As part of our ongoing strategic review of our operations aimed at improving operational efficiency and reducing costs, as discussed in Note 2 to the condensed consolidated financial statements, on February 19, 2025, we sold to Tethon all the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T.

As discussed in further detail above, in October 2025, we received FDA 510(k) clearance for a new foot and ankle osteotomy wedge system, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the United States. Revenue was recognized during Q1 2026 and is expected to increase throughout 2026.

As discussed in Note 9 to the condensed consolidated financial statements, in October 2025, we entered into the 2025 ATM Agreement to sell shares of our common stock from time to time, through an “at the market offering” program, having an aggregate offering price of $6.4 million. Through March 31, 2026, we have sold $0.7 million under the ATM, leaving a remaining balance of $5.7 million available under the ATM. Subsequent to March 31, 2026, we sold an additional $0.5 million under the ATM.

As discussed in Note 12 to the condensed consolidated financial statements, in October 2025, we entered into a sublease agreement to lease the SINTX Armor facility, that is expected to save us approximately $1.0 million over the sublease term.

Despite the actions undertaken by management to improve liquidity and operating costs—including the divestiture of non-core operations, implementation of cost improvement initiatives, commercialization of newly cleared medical products, access to capital through our ATM program, and execution of the Armor facility sublease—management has concluded that substantial doubt remains regarding our ability to continue as a going concern for a period of at least 12 months from the date these condensed consolidated financial statements are issued. Our ability to continue as a going concern will depend on our ability to generate increased revenues, achieve profitability, obtain additional financing, and successfully execute our strategic business objectives. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(2,491)	$(1,301)
Net cash used in investing activities	(7)	(63)
Net cash provided by financing activities	247	4,266
Net increase (decrease) in cash	$(2,251)	$2,902

Net cash used in operating activities

Net cash used in operating activities was $2.5 million during the three months ended March 31, 2026, compared to $1.3 million used during the same period in 2025, an increase of $1.2 million. The increase was primarily due to an increase in net loss of $0.5 million, combined with increases in inventories of $0.4 million, change in fair value of derivative liabilities of $0.3 million, accounts receivable of $0.2 million and decreases in non-cash adjustments of $0.2 million for non-employee stock based compensation and $0.1 million in impairment cost. These changes were partially offset by an increase of $0.5 million in employee stock based compensation.

Net cash used in investing activities

Net cash used in investing activities was $7,000 during the three months ended March 31, 2026, compared to $63,000 during the same period in 2025, a decrease of $56,000, primarily due to a decrease in purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $0.2 million during the three months ended March 31, 2026, compared to $4.3 million provided during the same period in 2025. The $4.0 million decrease to net cash provided by financing activities was primarily due to a decrease in proceeds from issuance of common stock and prefunded warrants of $4.4 million, partially offset by an increase in proceeds from issuance of common stock in connection with ATM of $0.3 million and a decrease in repurchases of common stock into treasury of $0.1 million.

Indebtedness

Information with respect to Indebtedness may be found in Note 8 to the condensed consolidated financial statements included in Item 1 of Part I of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies for the three months ended March 31, 2026.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 20, 2026. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In November 2024, the Company announced that its board of directors authorized a share repurchase program that would allow the Company to repurchase up to $500,000 of the Company’s outstanding common stock. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including trading volume, market conditions, legal requirements, business conditions and other factors. The repurchase program may be discontinued at any time, and the program does not obligate the Company to acquire any specific number of shares of its common stock. There were no repurchases of shares under the share repurchase program during the first quarter of 2026. As of March 31, 2026, the maximum dollar value of shares that may yet be purchased under the program was $366,935.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

10.1*	Executive Employment Agreement, dated February 6, 2026, by and between SINTX Technologies, Inc. and Ryan Elmore		Form 8-K (Exhibit 10.1)	02/18/26	001-33624

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date:	May 15, 2026	/s/ Kevin Trask
Kevin Trask
Chief Financial Officer
(Principal Financial Officer)

