Form 10-Q
period 2026-06-30
Sintx Technologies, Inc.
filed 2026-08-11
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

6,664,534 shares of common stock, $0.01 par value, were outstanding at August 5, 2026.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$3,590	$4,140
Accounts and other receivables, net of allowance for credit losses of $11.0 and $2.4 respectively	329	178
Prepaid expenses and other current assets	854	507
Inventories	2,252	825
Total current assets	7,025	5,650

Inventories	-	219
Property and equipment, net	434	476
Intangible assets, net	125	142
Goodwill	302	302
Operating lease right of use asset	2,297	2,458
Other long-term assets	247	259
Total assets	$10,430	$9,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$934	$382
Accrued liabilities	1,157	422
Debt	102	7
Derivative liabilities	345	827
Current portion of operating lease liability	426	398
Other current liabilities	13	1,697
Total current liabilities	2,977	3,733

Operating lease liability, net of current portion	2,623	2,844
Total liabilities	5,600	6,577

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 19 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of June 30, 2026 and December 31, 2025.	-	-

Common stock, $0.01 par value, 250,000,000 shares authorized; 6,663,489 and 4,021,293 shares issued and 6,613,065 and 3,970,869 outstanding as of June 30, 2026 and December 31, 2025, respectively.	67	40
Treasury Stock, 50,424 shares as of June 30, 2026 and December 31, 2025.	(133)	(133)
Additional paid-in capital	302,525	295,124
Accumulated deficit	(297,629)	(292,102)
Total stockholders’ equity	4,830	2,929
Total liabilities and stockholders’ equity	$10,430	$9,506

The condensed consolidated balance sheet as of December 31, 2025, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenue	$447	$100	$747	$391
Grant and contract revenue	5	51	85	129
Total revenue	452	151	832	520
Costs of revenue	174	94	410	340
Gross profit	278	57	422	180
Operating expenses:
Research and development	573	1,238	937	2,354
General and administrative	2,318	1,415	4,853	2,734
Sales and marketing	273	21	672	41
Grant and contract expenses	2	48	55	99
Total operating expenses	3,166	2,722	6,517	5,228
Loss from operations	(2,888)	(2,665)	(6,095)	(5,048)
Other income (expenses):
Interest expense	(2)	(14)	(14)	(27)
Interest income	12	46	34	87
Gain on disposal of equipment	-	352	-	327
Change in fair value of derivative liabilities	139	(39)	482	48
Other income, net	33	2	66	3
Total other income, net	182	347	568	438
Net loss before income taxes	(2,706)	(2,318)	(5,527)	(4,610)
Provision for income taxes	-	-	-	-
Net loss	$(2,706)	$(2,318)	$(5,527)	$(4,610)
Deemed dividend – warrant modification	(926)	-	(926)	-
Net loss attributable to common stockholders	$(3,632)	$(2,318)	$(6,453)	$(4,610)

Net loss per share – basic and diluted
Basic – net loss	$(0.56)	$(0.91)	$(1.25)	$(2.14)
Basic – deemed dividend – warrant modification	(0.19)	-	(0.21)	-
Basic – attributable to common stockholders	$(0.75)	$(0.91)	$(1.46)	$(2.14)

Diluted – net loss	$(0.56)	$(0.91)	$(1.25)	$(2.14)
Diluted – deemed dividend – warrant modification	(0.19)	-	(0.21)	-
Diluted – attributable to common stockholders	$(0.75)	$(0.91)	$(1.46)	$(2.14)

Weighted average common shares outstanding:
Basic	4,849,080	2,535,120	4,433,861	2,156,032
Diluted	4,849,570	2,535,120	4,434,615	2,156,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2024	249	$-	1,342,853	$13	$-	$285,619	$(281,738)	$3,894
Stock based compensation	-	-	2,264	-	-	177	-	177
Common stock and warrants issued for cash, net of fees	-	-	1,171,189	12	-	4,387	-	4,399
Issuance of common stock from the cashless exercise of warrants	-	-	5	-	-	-	-	-
Purchase of common stock into Treasury	-	-	-	-	(86)	-	-	(86)
Net loss	-	-	-	-	-	-	(2,292)	(2,292)
Balance as of March 31, 2025	249	-	2,516,311	25	(86)	290,183	(284,030)	6,092
Stock based compensation	-	-	53,932	1	-	279	-	280
Common stock and prefunded warrants issued for cash, net of fees	-	-	-	-	-	(19)	-	(19)
Issuance of common stock from the cashless exercise of warrants	-	-	20,928	-	-	-	-	-
Purchase of common stock into Treasury	-	-	-	-	(47)	-	-	(47)
Net loss	-	-	-	-	-	-	(2,318)	(2,318)
Balance as of June 30, 2025	249	$-	2,591,171	$26	$(133)	$290,443	$(286,348)	$3,988

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2025	249	$-	4,021,293	$40	$(133)	$295,124	$(292,102)	$2,929
Stock based compensation	-	-	46,749	1	-	529	-	530
Proceeds from issuance of common stock in connection with ATM, net of fees	-	-	101,493	1	-	265	-	266
Net loss	-	-	-	-	-	-	(2,821)	(2,821)
Balance as of March 31, 2026	249	-	4,169,535	42	(133)	295,918	(294,923)	$904
Stock based compensation	-	-	33,166	-	-	353	-	353
Common stock and warrants issued for cash, net of fees	-	-	1,961,058	20	-	4,029	-	4,049
Proceeds from issuance of common stock in connection with ATM, net of fees	-	-	244,463	2	-	543	-	545
Issuance of common stock from exercise of warrants	-	-	255,267	3	-	845	-	848
Issuance of prefunded warrants in connection with warrant modification	-	-	-	-	-	837	-	837
Deemed dividend related to warrant modification	-	-	-	-	-	(926)	-	(926)
Warrants issued for warrant modification	-	-	-	-	-	926	-	926
Net loss	-	-	-	-	-	-	(2,706)	(2,706)
Balance as of June 30, 2026	249	$-	6,663,489	$67	$(133)	$302,525	$(297,629)	$4,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(5,527)	$(4,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132	171
Impairment of Armor	-	64
Amortization of right of use asset	161	169
Loss on disposal of subsidiary	-	25
Amortization of intangible assets	17	3
Stock based compensation - Employee	847	193
Stock based compensation - Non-employee	36	264
Change in fair value of derivative liabilities	(482)	(48)
Bad debt (recoveries) expense	9	(3)
Gain on disposal of equipment	-	(352)
Changes in operating assets and liabilities:
Trade accounts receivable	(160)	12
Prepaid expenses and other current assets	(176)	(130)
Inventories	(1,207)	153
Accounts payable and accrued liabilities	1,285	(217)
Other liabilities	-	784
Payments on operating lease liability	(193)	(188)
Net cash used in operating activities	(5,258)	(3,710)
Cash flows from investing activities
Purchase of property and equipment	(91)	(59)
Proceeds from sale of property and equipment	-	352
Disposal of property and equipment, net of cash received	-	(4)
Net cash provided by (used in) investing activities	(91)	289
Cash flows from financing activities
Proceeds from issuance of common stock in connection with ATM, net of fees	811	-
Proceeds from issuance of common stock and warrants, net of cash fees	4,049	4,379
Purchase of common stock into treasury	-	(133)
Payments on debt	(61)	(103)
Net cash provided by financing activities	4,799	4,143
Net increase (decrease) in cash and cash equivalents	(550)	722
Cash and cash equivalents at beginning of period	4,140	3,598
Cash and cash equivalents at end of period	$3,590	$4,320

Noncash investing and financing activities
Debt issued for prepaid insurance	$156	$180
Issuance of common stock and prefunded warrants related to warrant modification	1,685	-
Deemed dividend related to warrant modification	926	-
Supplemental cash flow information
Cash paid for interest	$14	$27

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

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) so long as the statements are not misleading. In the opinion of management, these financial statements and accompanying notes contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented herein. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 20, 2026. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The Company’s significant accounting policies are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of June 30, 2026, the most significant estimate relates to derivative liabilities relating to common stock warrants.

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

For the six months ended June 30, 2026, and 2025, the Company incurred a net loss of $5.5 million and $4.6 million, respectively, and used cash in operating activities of $5.3 million and $3.7 million, respectively. The Company had an accumulated deficit of $298 million and $292 million as of June 30, 2026, and December 31, 2025, respectively.

The board of directors and management remain aligned in advancing the Company’s strategic direction and business objectives. While the Company expects to continue generating a significant portion of its revenues from its industrial business product line, management is increasingly concentrating resources on high-growth areas within the healthcare sector where the Company’s proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility. The Company believes its established industrial activities provide an important operational and revenue foundation that supports the continued development and commercialization of its medical technologies. Building upon its established advanced materials expertise and FDA 510(k) clearance of the SiNAPTIC Foot & Ankle Osteotomy Wedge System, SINTX is focused on commercializing its medical technologies and advancing additional silicon nitride-based compositions and applications for orthopedic, spinal, wound care, and other medical markets in order to expand its footprint in the medical device sector and support creation of long-term shareholder value.

As part of the Company’s ongoing strategic review of its operations aimed at improving operational efficiency and reducing costs, as discussed in Note 2 to the condensed consolidated financial statements, on February 19, 2025, the Company sold to Tethon all the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T.

As discussed in further detail above, in October 2025, the Company received FDA 510(k) clearance for a new foot and ankle osteotomy wedge system, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the United States. The Company recognized initial revenue from the system during the first and second quarters of 2026. The timing and amount of future revenue will depend on, among other matters, physician adoption, customer ordering patterns, distributor performance, manufacturing capacity and reimbursement and market conditions.

As discussed in Note 9 to the condensed consolidated financial statements, in October 2025, the Company entered into the 2025 ATM Agreement to sell shares of its common stock from time to time, through an “at the market offering” program, having an aggregate offering price of $6.4 million. Through June 30, 2026, the Company has sold $1.3 million under the ATM, leaving a remaining balance of $5.1 million available under the ATM. Sales under the ATM depend on market conditions, eligibility to use the registration statement, trading volume and compliance with applicable offering limitations.

As discussed in Note 12 to the condensed consolidated financial statements, in October 2025, the Company entered into a sublease agreement to lease the SINTX Armor facility, that is expected to save the Company approximately $1.0 million over the sublease term.

As discussed in Note 9 to the condensed consolidated financial statements, in June 2026, the Company entered into securities purchase agreements for aggregate gross proceeds of approximately $4.5 million.

Despite the actions undertaken by management to improve liquidity and operating costs—including the divestiture of non-core operations, implementation of cost and pricing improvement initiatives, commercialization of newly cleared medical products, access to capital through the Company’s ATM program, and execution of the Armor facility sublease—management has concluded that substantial doubt remains regarding the Company’s ability to continue as a going concern for a period of at least 12 months from the date these condensed consolidated financial statements are issued. The Company’s ability to continue as a going concern will depend on its ability to generate increased revenues, achieve profitability, obtain additional financing, and successfully execute its strategic business objectives. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements,” which provides additional guidance on what disclosures should be provided in interim reporting periods including disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is in the process of evaluating the impact of the new guidance and determining the transition method and the timing of adoption.

The Company has determined that recently issued accounting standards, other than the above discussed, will not have a material impact on its consolidated financial position, results of operations or cash flows.

2. Disposition of TA&T

On February 19, 2025, the Company entered into an Entity Acquisition Agreement (the “Agreement”) with Tethon Corporation (“Tethon”), pursuant to which the Company sold to Tethon all the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T. The disposal did not represent a strategic shift that will have a major effect on the Company’s operations and financial position and results of operations, and, therefore, did not qualify for discontinued operations treatment under ASC 205-20.

The following table summarizes the carrying amounts of the major classes of assets and liabilities of TA&T at the date of sale that were transferred to Tethon (in thousands):

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

4. Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period that are determined to be dilutive. Common stock equivalents are primarily comprised of preferred stock and warrants for the purchase of common stock. The Company had potentially dilutive securities of approximately 7.4 million and 2.1 million as of June 30, 2026, and 2025, respectively, that were not included in the fully diluted loss per share calculation because they would have been antidilutive.

Below are basic and diluted loss per share data for the three months ended June 30, 2026, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,706)	$(1)	$(2,707)
Deemed dividend – warrant modification	(926)	-	(926)
Net loss attributable to common stockholders	$(3,632)	$(1)	$(3,633)

Denominator:
Number of shares used in per common share calculations:	4,849,080	490	4,849,570

Net loss per common share:
Net loss	$(0.56)	$(1.17)	$(0.56)
Deemed dividend – warrant modification	(0.19)	-	(0.19)
Net loss attributable to common stockholders	$(0.75)	$(1.17)	$(0.75)

Below are basic and diluted loss per share data for the six months ended June 30, 2026, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(5,527)	$(2)	$(5,529)
Deemed dividend – warrant modification	(926)	-	(926)
Net loss attributable to common stockholders	$(6,453)	$(2)	$(6,455)

Denominator:
Number of shares used in per common share calculations:	4,433,861	754	4,434,615

Net loss per common share:
Net loss	$(1.25)	$(2.45)	$(1.25)
Deemed dividend – warrant modification	(0.21)	-	(0.21)
Net loss attributable to common stockholders	$(1.46)	$(2.45)	$(1.46)

Below are basic and diluted loss per share data for the three months ended June 30, 2025, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(2,318)	$-	$(2,318)
Deemed dividend – warrant modification	-	-	-
Net loss attributable to common stockholders	$(2,318)	$-	$(2,318)

Denominator:
Number of shares used in per common share calculations:	2,535,120	-	2,535,120

Net loss per common share:
Net loss	$(0.91)	$-	$(0.91)
Deemed dividend – warrant modification	-	-	-
Net loss attributable to common stockholders	$(0.91)	$-	$(0.91)

Below are basic and diluted loss per share data for the six months ended June 30, 2025, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(4,610)	$(2)	$(4,612)
Deemed dividend – warrant modification	-	-	-
Net loss attributable to common stockholders	$(4,610)	$(2)	$(4,612)

Denominator:
Number of shares used in per common share calculations:	2,156,032	191	2,156,223

Net loss per common share:
Net loss	$(2.14)	$(10.47)	$(2.14)
Deemed dividend – warrant modification	-	-	-
Net loss attributable to common stockholders	$(2.14)	$(10.47)	$(2.14)

5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$492	$402
WIP	467	296
Finished goods	1,293	346
	$2,252	$1,044

As of June 30, 2026, all inventories were classified as current. Inventories classified as current represent the carrying value of inventories as of June 30, 2026, that management estimates will be sold or used by June 30, 2027.

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

The Company classifies assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. No financial assets or liabilities (except the derivative liabilities explained above) were measured on a recurring basis as of June 30, 2026, and December 31, 2025. The following tables set forth the financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2026, and December 31, 2025 (in thousands):

	Fair Value Measurements as of June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Common stock warrants	$-	$-	$345	$345

	Fair Value Measurements as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Common stock warrants	$-	$-	$827	$827

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2026, and 2025. The following table presents a reconciliation of the derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2026, and 2025 (in thousands):

Common Stock Warrants
Balance as of December 31, 2024	$208
Change in fair value	(48)
Balance as of June 30, 2025	$160

Balance as of December 31, 2025	$827
Change in fair value	(482)
Balance as of June 30, 2026	$345

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock, which are considered derivative liabilities because they have registration rights which could require a cash settlement and are re-measured to fair value at each reporting period in accordance with accounting guidance. As of June 30, 2026, and December 31, 2025, the derivative liability was calculated using the Monte Carlo simulation valuation.

The assumptions used in estimating the common stock warrant liability using the Monte Carlo simulation valuation model as of June 30, 2026, and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted-average risk-free interest rate	4.03-4.17%	3.42-3.65%
Weighted-average expected life (in years)	1.30-3.98	0.11-4.48
Expected dividend yield	-%	-%
Weighted-average expected volatility	90.00-155.00%	115.00-175.00%

Other Financial Instruments

The Company’s recorded values of cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities approximate their fair values based on their short-term nature. The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

7. Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Payroll and related expense	$648	$120
Accrued payables	267	50
Other	242	252
	$1,157	$422

As of December 31, 2025, other current liabilities consisted of deposits for stock issuance of $1.7 million. The stock issuance was related to the 2025 Warrant Inducement (see Note 9).

8. Debt

Insurance Premium Finance Arrangements

In March 2025, in connection with securing Director and Officer professional liability insurance, the Company entered into a premium finance arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $26,000 up front toward the insurance premium and financed approximately $145,000. The Company made 10 equal payments under the terms of the premium finance agreement. The premium finance agreement bore interest at an annual percentage rate of 7.45%. The loan was paid in full and there was no outstanding balance as of June 30, 2026.

In May 2025, in connection with securing general liability insurance, the Company entered into a premium finance arrangement to extend the premium payment for a period of 5 months. The Company paid a total of $14,000 up front toward the insurance premium and financed approximately $21,000. The Company made 3 equal payments under the terms of the premium finance agreement. The premium finance agreement bore interest at an annual percentage rate of 11.15%. The loan was paid in full and there was no outstanding balance as of June 30, 2026.

In March 2026, in connection with securing Director and Officer professional liability insurance, the Company entered into a premium finance arrangement to extend the premium payment for a period of 10 months. The Company paid a total of $40,000 up front toward the insurance premium and financed approximately $118,000. The Company will make 10 equal payments under the terms of the premium finance agreement. The premium finance agreement bears interest at an annual percentage rate of 9.39%. The outstanding balance totaled $71,000 as of June 30, 2026.

In May 2026, in connection with securing general liability insurance, the Company entered into a premium finance arrangement to extend the premium payment out for a period of 10 months. The Company paid a total of $14,000 up front toward the insurance premium and financed approximately $38,000. The Company will make 10 equal payments under the terms of the premium finance agreement. The premium finance agreement bears interest at an annual percentage rate of 6.30%. The outstanding balance totaled $31,000 as of June 30, 2026.

9. Equity

Abeyance Shares and Warrant Exchange

On June 29, 2026, the Company and MedTech Ceramics, LP (“MedTech”) finalized execution of a letter agreement providing for the disposition of 507,254 shares of common stock held in abeyance following the Company’s September 2025 warrant inducement transaction, and to cancel and replace an existing warrant held by MedTech. The Company and MedTech agreed that (i) the Company will promptly issue to MedTech 255,267 shares of common stock from abeyance for no additional consideration, as the applicable consideration was previously paid; (ii) the remaining 251,987 abeyance shares will be replaced by a pre-funded common stock purchase warrant covering the same number of shares, also for no additional consideration; and (iii) MedTech’s existing September 2025 warrant to purchase 760,881 shares will be cancelled and replaced with a new common stock purchase warrant to purchase 1,268,135 shares at $2.14 per share. In accordance with ASC 815, the transaction was entered into with an existing shareholder, therefore, the Company presented the transaction as a deemed dividend as it did not affect net income (loss). The Company estimated the fair value of each warrant on the issuance date using the Black-Scholes-Merton valuation model. The incremental fair value of the new warrants compared to the cancelled warrants was $0.9 million, which is presented as a deemed dividend on the condensed consolidated statements of operations and the condensed consolidated statements of stockholders’ equity (during the three months ended June 30, 2026).

2026 Capital Raise and Registration of Shares

On June 2, 2026, the Company entered into Securities Purchase Agreements (the “2026 Purchase Agreement”) with certain accredited investors pursuant to which the Company agreed to sell in a private placement an aggregate of 1,882,845 units at a purchase price of $2.39 per unit for aggregate gross proceeds of approximately $4.5 million, before deducting fees and offering expenses. Certain fees were paid in shares of common stock and warrants issued by the Company. Each unit consisted of: one share of the Company’s common stock, par value $0.01 per share; one Class A Common Stock Purchase Warrant (the “Class A Warrant”); and one Class B Common Stock Purchase Warrant (the “Class B Warrant”). At the closing of the offering, the Company issued Class A Warrants to purchase an aggregate of 1,882,845 shares of common stock. The Class A Warrants are immediately exercisable and have an exercise price equal to $2.14 per share, subject to adjustment as provided therein, and expire on the fifth anniversary of its issuance. At the closing of the offering, the Company issued Class B Warrants to purchase an aggregate of 1,882,845 shares of Common Stock. The Class B Warrants are immediately exercisable, have an exercise price of $2.14 per share, subject to adjustment as provided therein, and expire on the second anniversary of the initial exercise date. In addition, upon the occurrence of specified revenue milestones, the Company may require holders to exercise all or a portion of their then-outstanding Class B Warrants. Specifically, if the Company reports quarterly revenue of at least $2.0 million in a fiscal quarter, as evidenced in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or certain Current Reports on Form 8-K, the Company may deliver a notice requiring the holder to exercise all or a specified portion of the outstanding Class B Warrants within five business days. Any portion of the called warrants not timely exercised would automatically expire without consideration, subject to the warrant’s beneficial ownership limitations. Additionally, the Company issued 78,213 shares in the form of restricted stock and 92,573 common stock purchase warrants, as part of its agent fees. The Company filed a Registration Statement on Form S-3 registering the resale of the above-mentioned securities, which was declared effective by the SEC on June 30, 2026.

2025 ATM Agreement

On October 3, 2025, the Company entered into an At The Market Offering Agreement (the “2025 ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), to sell shares of its common stock, par value $0.01 per share (the “2025 ATM Shares”) from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the 2025 ATM Shares made under the 2025 ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through the Nasdaq Capital Market or on any other existing trading market for the Company’s common stock. The 2025 ATM Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274951) initially filed by the Company with the SEC on October 12, 2023, and declared effective by the SEC on November 27, 2023, and related prospectus supplements to be prepared and filed pursuant to Rule 424(b) from time to time in connection with the offer and sale of the Shares. A prospectus supplement, dated October 3, 2025, covering the offer and sale of the 2025 ATM Shares having an aggregate offering price of $6,413,876 was filed with the SEC. As of June 30, 2026, 432,843 shares have been sold under the 2025 ATM Agreement for gross proceeds of $1.3 million, and there is $5.1 million capacity remaining under the 2025 ATM Agreement.

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

2025 Capital Raise and Registration of Shares

On February 20, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) under which it sold securities to certain institutional and accredited investors for aggregate gross proceeds of $5.0 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the private placement. In the transaction, the Company issued (i) 1,171,189 shares of the Company’s common stock, (ii) pre-funded warrants to purchase 278,098 shares of common stock (the “Pre-Funded Warrants”) with an exercise price of $0.0001 per share, and (iii) warrants to purchase 1,449,287 shares of common stock (the “Common Warrants”) with an exercise price of $3.32 per share. The purchase price per share of common stock and the associated Common Warrant was $3.45 and the purchase price per Pre-Funded Warrant and associated Common Warrant was $3.4499. The Common Warrants were exercisable immediately and expire five and one-half years from issuance. The Pre-Funded Warrants were exercisable immediately and remain outstanding until exercised in full. The Company filed a Registration Statement on Form S-3 registering the resale of the above-mentioned securities, which was declared effective by the SEC on March 27, 2025.

10. Stock-Based Compensation

A summary of the Company’s outstanding restricted stock unit activity for the six months ended June 30, 2026, and 2025 is as follows:

	Units	Weighted- Average Grant Date Fair Value
As of December 31, 2025	422,334	$4.39
Granted	567,287	2.83
Vested	(109,136)	3.63
Forfeited	(109,452)	3.68
As of June 30, 2026	771,033	$3.50

	Units	Weighted- Average Grant Date Fair Value
As of December 31, 2024	34	$2,672.35
Granted	250,500	2.84
Vested	(58,341)	2.82
Forfeited	(14,759)	4.46
As of June 30, 2025	177,434	$3.44

A summary of the Company’s outstanding stock option activity for the six months ended June 30, 2026, and 2025 is as follows:

		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2025	170,026	$6.65	9.4	$77,600
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(3)	$19,267	-	-
As of June 30, 2026	170,023	$6.31	8.9	$-
Exercisable at June 30, 2026	170,023	$6.31	8.9	$-
Vested and expected to vest at June 30, 2026	170,023	$6.31	8.9	$-

		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2024	35	$18,872	5.5	$-
Granted	90,000	3.00	9.7	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(3)	19,267	-	-
As of June 30, 2025	90,032	$20.85	9.7	$20,000
Exercisable at June 30, 2025	90,032	$20.85	9.7	$20,000
Vested and expected to vest at June 30, 2025	90,032	$20.85	9.7	$20,000

The Company estimates the fair value of each stock option on the grant date using the Black-Scholes-Merton valuation model, which requires several estimates including an estimate of the fair value of the underlying common stock on grant date. The expected volatility was based on an average of the historical volatility of the Company. The expected term was the contractual life of option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.

Unrecognized stock-based compensation as of June 30, 2026, is as follows:

	Unrecognized	Weighted Average
	Stock-Based Compensation	Remaining of Recognition
	(in thousands)	(in years)
Stock options	$-	-
Restricted stock units	$1,820	0.8

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

As of June 30, 2026, operating lease right-of-use assets were approximately $2.3 million, and operating lease liability was approximately $3.0 million. As of June 30, 2026, the weighted-average discount rate for the Company’s operating lease was 8.8%.

Operating lease future minimum payments together with the present values as of June 30, 2026, are summarized as follows (in thousands):

Years Ending December 31,	Amount
2026 (Remainder)	$336
2027	688
2028	709
2029	730
2030	752
Thereafter	643
Total future minimum lease payments	3,858
Less amounts representing interest	(809)
Present value of lease liability	3,049

Current portion of operating lease liability	426
Long-term portion of operating lease liability	$2,623

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Product revenue	$447	$100	$347	347%	$747	$391	$356	91%
Grant and contract revenue	5	51	(46)	-90%	85	129	(44)	-34%
Total revenue	452	151	301	199%	832	520	312	60%
Cost of revenue	174	94	80	85%	410	340	70	21%
Gross profit	278	57	221	388%	422	180	242	134%

Operating expenses:
Research and development	573	1,238	(665)	-54%	937	2,354	(1,417)	-60%
General and administrative	2,318	1,415	903	64%	4,853	2,734	2,119	78%
Sales and marketing	273	21	252	1200%	672	41	631	1539%
Grant and contract expenses	2	48	(46)	-96%	55	99	(44)	-44%
Total operating expenses	3,166	2,722	444	16%	6,517	5,228	1,289	25%
Loss from operations	(2,888)	(2,665)	(223)	8%	(6,095)	(5,048)	(1,047)	21%
Other income (expense)	182	347	(165)	-48%	568	438	130	30%
Net loss before taxes	(2,706)	(2,318)	(388)	17%	(5,527)	(4,610)	(917)	20%
Provision for income taxes	-	-	-	-%	-	-	-	-%
Net loss	$(2,706)	$(2,318)	$(388)	17%	$(5,527)	$(4,610)	$(917)	20%

Revenue

For the three months ended June 30, 2026, total revenue increased $0.3 million, or 199%, compared to the same period in 2025. For the six months ended June 30, 2026, total revenue increased $0.3 million, or 60%, compared to the same period in 2025. When excluding the total revenue decrease of $0.1 million due to the sale of the TA&T subsidiary, the remaining total revenue for the six months ended June 30, 2026 increased by $0.4 million, or 102%.

For the three months ended June 30, 2026, product revenue increased $0.3 million, or 347%, compared to the same period in 2025. For the six months ended June 30, 2026, product revenue increased $0.4 million, or 91%, compared to the same period in 2025. When excluding the product revenue decrease of $0.1 million due to the sale of the TA&T subsidiary, the remaining product revenue for the six months ended June 30, 2026 increased by $0.4 million, or 128%.

During the three months ended June 30, 2026, grant and contract revenue decreased $46,000, or 90%, as compared to the same period in 2025. During the six months ended June 30, 2026, grant and contract revenue decreased $44,000, or 34%, as compared to the same period in 2025. When excluding the grant and contract revenue decrease of $45,000 due to the sale of the TA&T subsidiary, the remaining grant and contract revenue for the six months ended June 30, 2026 increased by $1,000, or 1%.

Revenue trends and strategic focus

Total revenue increased compared with the prior-year periods, primarily reflecting higher product sales from the Company’s operations. Comparability to the prior year was also affected by the divestiture of the TA&T subsidiary during the first quarter of 2025.

Product revenue growth was driven primarily by increased sales within the Company’s OEM technical manufacturing products, reflecting improved customer demand and pricing, together with initial commercial sales of the SiNAPTIC Foot & Ankle Osteotomy Wedge System. These increases were partially offset by lower grant and contract revenue, which can fluctuate based on the timing and scope of funded projects.

The Company continues to support its OEM technical manufacturing product line as an important source of revenue and cash flow. Recent pricing initiatives have improved the profitability of this product line while allowing the Company to continue investing in the commercialization of its proprietary silicon nitride-based biomedical devices, including its orthopedic product portfolio. Management expects the OEM product line and its proprietary medical technology initiatives to remain complementary components of the Company’s long-term growth strategy.

Cost of revenue and Gross profit

For the three months ended June 30, 2026, cost of revenue increased by $0.1 million, or 85%, compared to the same period in 2025. For the six months ended June 30, 2026, cost of revenue increased by $0.1 million, or 21%, compared to the same period in 2025. Cost of revenue increased at a lower rate than revenue primarily due to the Company’s continued focus on higher-margin sales and a favorable sales mix, with improved pricing on certain OEM products, during the current period. Although the Company expects this strategy to continue to support profitability, gross margin may fluctuate from period to period based on product mix, pricing, manufacturing efficiencies, customer demand, and the mix of product and grant and contract revenue.

Research and development expenses

For the three months ended June 30, 2026, research and development expenses decreased by $0.7 million, or 54%, compared to the same period in 2025. The decrease was primarily due to $0.7 million in the reallocation of certain overhead costs to general and administrative expenses (also see explanation below). Other research and development expenses remained consistent during the period.

For the six months ended June 30, 2026, research and development expenses decreased by $1.4 million, or 60%, compared to the same period in 2025. The decrease was primarily due to $1.4 million in the reallocation of certain overhead costs to general and administrative expenses (also see explanation below). Other research and development expenses remained consistent during the period.

Historically, a significant portion of our operations was focused on research and development, resulting in the majority of overhead costs being allocated to research and development. As our focus has shifted toward commercialization, a greater portion of these costs is now classified as general and administrative.

General and administrative expenses

For the three months ended June 30, 2026, general and administrative expenses increased by $0.9 million, or 64%, compared to the same period in 2025. The increase was primarily due to $0.8 million in higher headcount-related costs, including $0.1 million of non-cash stock-based compensation, as well as the reallocation of certain overhead costs of $0.7 million, as discussed above. These increases were partially offset by decreases of $0.2 million in board of directors fees, $0.1 million in non-employee stock-based compensation, $0.1 million in accounting fees, and $0.2 million in other general expenses.

For the six months ended June 30, 2026, general and administrative expenses increased by $2.1 million, or 78%, compared to the same period in 2025. The increase was primarily due to $1.1 million in higher headcount-related costs, including $0.5 million of non-cash stock-based compensation, as well as the reallocation of certain overhead costs of $1.4 million, as discussed above, and $0.1 million in other general expenses. These increases were partially offset by decreases of $0.3 million in non-employee stock-based compensation and $0.2 million in board of directors fees.

Sales and marketing expenses

For the three months ended June 30, 2026, sales and marketing expenses increased by $0.3 million, or 1,200%, compared to the same period in 2025. The increase was primarily due to $0.2 million in higher headcount-related costs, including $34,000 of non-cash stock-based compensation, as well as a $0.1 million increase in other sales and marketing related costs associated with our product launch.

For the six months ended June 30, 2026, sales and marketing expenses increased by $0.6 million, or 1,539%, compared to the same period in 2025. The increase was primarily due to $0.3 million in higher headcount-related costs, including $0.1 million of non-cash stock-based compensation, as well as a $0.3 million increase in other sales and marketing related costs associated with our product launch.

Grant and contract expenses

For the three months ended June 30, 2026, grant and contract expenses decreased by $46,000, or 96%, compared to the same period in 2025, primarily due to the decrease in grant and contract revenue.

For the six months ended June 30, 2026, grant and contract expenses decreased by $44,000, or 44%, compared to the same period in 2025, primarily due to the decrease in grant and contract revenue.

Other income, net

For the three months ended June 30, 2026, other income, net decreased by $0.2 million, or 48%, compared to the same period in 2025, primarily due to a $0.4 million decrease in gain on disposal of equipment, partially offset by a $0.2 million increase from the change in value of derivative liabilities.

For the six months ended June 30, 2026, other income, net increased by $0.1 million, or 30%, compared to the same period in 2025, primarily due to a $0.4 million increase from the change in value of derivative liabilities, partially offset by a $0.3 million decrease in gain on disposal of equipment.

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

For the six months ended June 30, 2026, and 2025, we incurred a net loss of $5.5 million and $4.6 million, respectively, and used cash in operating activities of $5.3 million and $3.7 million, respectively. We had an accumulated deficit of $298 million and $292 million as of June 30, 2026, and December 31, 2025, respectively.

The board of directors and management remain aligned in advancing the Company’s strategic direction and business objectives. While we expect to continue generating a significant portion of our revenues from our industrial business product line, management is increasingly concentrating resources on high-growth areas within the healthcare sector where our proprietary materials and technologies—such as silicon nitride—provide a distinct competitive advantage due to their unique strength, durability, and biocompatibility. We believe our established industrial activities provide an important operational and revenue foundation that supports the continued development and commercialization of our medical technologies. Building upon our established advanced materials expertise and FDA 510(k) clearance of the SiNAPTIC Foot & Ankle Osteotomy Wedge System, we are focused on commercializing our medical technologies and advancing additional silicon nitride-based compositions and applications for orthopedic, spinal, wound care, and other medical markets in order to expand our footprint in the medical device sector and support creation of long-term shareholder value.

As part of our ongoing strategic review of our operations aimed at improving operational efficiency and reducing costs, as discussed in Note 2 to the condensed consolidated financial statements, on February 19, 2025, we sold to Tethon all the issued and outstanding shares of TA&T in exchange for the assumption by Tethon of the outstanding liabilities of TA&T.

As discussed in further detail above, in October 2025, we received FDA 510(k) clearance for a new foot and ankle osteotomy wedge system, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the United States. We recognized initial revenue from the system during the first and second quarters of 2026. The timing and amount of future revenue will depend on, among other matters, physician adoption, customer ordering patterns, distributor performance, manufacturing capacity and reimbursement and market conditions.

As discussed in Note 9 to the condensed consolidated financial statements, in October 2025, we entered into the 2025 ATM Agreement to sell shares of our common stock from time to time, through an “at the market offering” program, having an aggregate offering price of $6.4 million. Through June 30, 2026, we have sold $1.3 million under the ATM, leaving a remaining balance of $5.1 million available under the ATM. Sales under the ATM depend on market conditions, eligibility to use the registration statement, trading volume and compliance with applicable offering limitations.

As discussed in Note 12 to the condensed consolidated financial statements, in October 2025, we entered into a sublease agreement to lease the SINTX Armor facility, that is expected to save us approximately $1.0 million over the sublease term.

As discussed in Note 9 to the condensed consolidated financial statements, in June 2026, we entered into securities purchase agreements for aggregate proceeds of approximately $4.5 million.

Despite the actions undertaken by management to improve liquidity and operating costs—including the divestiture of non-core operations, implementation of cost and pricing improvement initiatives, commercialization of newly cleared medical products, access to capital through our ATM program, and execution of the Armor facility sublease—management has concluded that substantial doubt remains regarding our ability to continue as a going concern for a period of at least 12 months from the date these condensed consolidated financial statements are issued. Our ability to continue as a going concern will depend on our ability to generate increased revenues, achieve profitability, obtain additional financing, and successfully execute our strategic business objectives. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,258)	$(3,710)
Net cash provided by (used in) investing activities	(91)	289
Net cash provided by financing activities	4,799	4,143
Net increase (decrease) in cash	$(550)	$722

Net cash used in operating activities

Net cash used in operating activities was $5.3 million during the six months ended June 30, 2026, compared to $3.7 million used during the same period in 2025, an increase of $1.6 million. The increase was primarily due to an increase in net loss of $0.9 million, combined with net outflow from the change in inventories of $1.4 million, other liabilities of $0.8 million, and accounts receivable of $0.2 million. These changes were partially offset by net inflow from the change in accounts payable and accrued expenses of $1.5 million and non-cash adjustments of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities was $0.1 million during the six months ended June 30, 2026, compared to net cash provided by investing activities of $0.3 million during the same period in 2025, a decrease of $0.4 million, primarily due to a decrease in proceeds from sale of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $4.8 million during the six months ended June 30, 2026, compared to $4.1 million provided during the same period in 2025. The $0.7 million increase was primarily due to an increase in proceeds from issuance of common stock in connection with ATM of $0.8 million, a decrease in repurchases of common stock into treasury of $0.1 million, and a decrease in payment on debt of $0.1 million. These changes were partially offset by a decrease in proceeds from issuance of common stock and warrants of $0.3 million.

Indebtedness

Information with respect to Indebtedness may be found in Note 8 to the condensed consolidated financial statements included in Item 1 of Part I of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies for the three and six months ended June 30, 2026.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material pending legal proceeding.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 20, 2026. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

The information required by this Item regarding the Company’s June 2, 2026 private placement was previously included in the Company’s Current Report on Form 8-K filed on June 3, 2026 and is not repeated herein.

The information required by this Item regarding the Company’s June 30, 2026 private placement was previously included in the Company’s Current Report on Form 8-K filed on July 2, 2026 and is not repeated herein.

Share Repurchase Program

In November 2024, the Company announced that its board of directors authorized a share repurchase program that would allow the Company to repurchase up to $500,000 of the Company’s outstanding common stock. There were no repurchases of shares under the share repurchase program during the three months ended June 30, 2026. As of June 30, 2026, the maximum dollar value of shares that may yet be purchased under the program was $366,935. The program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific number of shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Change in Control Agreement with Chief Financial Officer

On August 7, 2026, SINTX Technologies, Inc. (the “Company”) entered into a Change in Control Agreement (the “Agreement”) with Kevin Trask, the Company’s Chief Financial Officer.

Under the Agreement, if Mr. Trask’s employment is terminated by the Company without “Cause” or by Mr. Trask for “Good Reason” within six months before or one year following a “Change in Control” of the Company, Mr. Trask will be entitled to receive, subject to his timely execution and non-revocation of a general release of claims and his continued compliance with his continuing obligations to the Company:

●	a lump-sum cash payment equal to two times the sum of (i) his annual base salary in effect at the time of termination, or the rate that should have been in effect but for any reduction giving rise to Good Reason, and (ii) the greater of his annual target cash bonus opportunity for the year of termination or the highest actual annual cash bonus paid to him during the three preceding completed fiscal years;
●	a prorated annual cash bonus for the year of termination, calculated based on his annual target cash bonus opportunity and the number of days he was employed during that year;
●	monthly payments for up to 36 months equal to the applicable premium for continuation coverage under the Company’s group medical plans, less the amount Mr. Trask would have paid for such coverage as an active employee, with such payments terminating earlier if he becomes employed by a third party and eligible to participate in the third party’s group health plan; and
●	to the extent permitted by applicable law and the applicable insurance policy, access to continued coverage under the Company’s health plan, at Mr. Trask’s full cost, for up to 36 months following his termination.

The Agreement also provides that, except as otherwise provided under the applicable equity incentive plan or award agreement, all outstanding time-based equity awards held by Mr. Trask will become fully vested if his employment is terminated by the Company without Cause or by him for Good Reason within one year following a Change in Control. If such a termination occurs within six months before a Change in Control, his outstanding time-based equity awards that remain outstanding immediately before the Change in Control will become fully vested immediately before the Change in Control. To give effect to this provision, applicable unvested time-based equity awards that would otherwise be forfeited upon a qualifying pre-Change in Control termination will remain outstanding through the earlier of the Change in Control or the expiration of the six-month period.

For purposes of the Agreement, a Change in Control generally includes certain acquisitions of 50% or more of the Company’s outstanding voting power, certain mergers or consolidations, stockholder approval of a sale or other disposition of all or substantially all of the Company’s assets, and certain changes in the composition of the Company’s board of directors.

The Agreement provides for a reduction of payments and benefits to the extent necessary to avoid the excise tax imposed by Section 4999 of the Internal Revenue Code, but only if the reduction would result in Mr. Trask retaining a greater after-tax amount. The Agreement does not provide for an excise-tax gross-up.

The severance payments and benefits provided under the Agreement are generally in lieu of, and not in addition to, severance or termination payments or benefits to which Mr. Trask may otherwise be entitled under another Company arrangement, unless the other arrangement expressly provides otherwise. Mr. Trask is not required to mitigate the Company’s obligations by seeking other employment, and amounts payable under the Agreement generally are not subject to offset.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Reg. Number

4.1	Form of Class A Common Stock Purchase Warrant		Form 8-K (Exhibit 4.1)	06/03/26	001-33624

4.2	Form of Class B Common Stock Purchase Warrant		Form 8-K (Exhibit 4.2)	06/03/26	001-33624

4.3	Form of Pre-Funded Stock Purchase Warrant		Form 8-K (Exhibit 4.1)	07/02/26	001-33624

4.4	Form of Common Stock Purchase Warrant		Form 8-K (Exhibit 4.2)	07/02/26	001-33624

4.5	Form of Placement Agent Common Stock Purchase Warrant		Form S-3 (Exhibit 4.28)	06/25/26	333-297009

10.1	Securities Purchase Agreement, dated June 2, 2026		Form 8-K (Exhibit 10.1)	06/03/26	001-33624

10.2	Registration Rights Agreement		Form 8-K (Exhibit 10.2)	06/03/26	001-33624

10.3	Partner Capital Agreement, dated April 6, 2026		Form 8-K (Exhibit 10.3)	06/03/26	001-33624

10.4	Letter Agreement dated June 19, 2026, effective June 29, 2026		Form 8-K (Exhibit10.1)	07/02/26	001-33624

10.5*	Change-in-Control Agreement	X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINTX Technologies, Inc.

Date: August 11, 2026	/s/ Kevin Trask
Kevin Trask
Chief Financial Officer
(Principal Financial Officer)

