Form 10-Q
period 2026-09-30
Sintx Technologies, Inc.
filed 2026-11-05
CIK 1269026

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,558,241 shares of common stock, $0.01 par value, were outstanding at November 2, 2026.

SINTX Technologies, Inc.

SINTX Technologies, Inc.

Condensed Consolidated Balance Sheets - Unaudited

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$2,005	$4,140
Accounts and other receivables, net of allowance for credit losses of $2.0 and $2.4 respectively	131	178
Prepaid expenses and other current assets	829	507
Inventories	2,555	825
Total current assets	5,520	5,650

Inventories	-	219
Property and equipment, net	518	476
Intangible assets, net	116	142
Goodwill	302	302
Operating lease right of use asset	2,213	2,458
Other long-term assets	234	259
Total assets	$8,903	$9,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$961	$382
Accrued liabilities	1,190	422
Debt	55	7
Derivative liabilities	345	827
Current portion of operating lease liability	440	398
Other current liabilities	13	1,697
Total current liabilities	3,004	3,733

Operating lease liability, net of current portion	2,509	2,844
Total liabilities	5,513	6,577

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock Series B, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 19 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	-	-
Convertible preferred stock Series C, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 50 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	-	-
Convertible preferred stock Series D, $0.01 par value, 130,000,000 total shares authorized inclusive of all series of preferred; 180 shares issued and outstanding as of September 30, 2026 and December 31, 2025.	-	-

Common stock, $0.01 par value, 250,000,000 shares authorized; 6,937,357 and 4,021,293 shares issued and 6,886,933 and 3,970,869 outstanding as of September 30, 2026 and December 31, 2025, respectively.	69	40
Treasury stock, 50,424 shares as of September 30, 2026 and December 31, 2025.	(133)	(133)
Additional paid-in capital	302,678	295,124
Accumulated deficit	(299,224)	(292,102)
Total stockholders’ equity	3,390	2,929
Total liabilities and stockholders’ equity	$8,903	$9,506

The condensed consolidated balance sheet as of December 31, 2025, has been prepared using information from the audited consolidated balance sheet as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Operations - Unaudited

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue	$2,090	$150	$2,837	$541
Grant and contract revenue	100	58	185	187
Total revenue	2,190	208	3,022	728
Costs of revenue	828	115	1,238	455
Gross profit	1,362	93	1,784	273
Operating expenses:
Research and development	548	1,264	1,485	3,618
General and administrative	2,251	2,102	7,104	4,836
Sales and marketing	140	59	812	100
Grant and contract expenses	58	23	113	122
Total operating expenses	2,997	3,448	9,514	8,676
Loss from operations	(1,635)	(3,355)	(7,730)	(8,403)
Other income (expense):
Interest expense	(2)	(13)	(16)	(40)
Interest income	11	43	45	130
Gain on disposal of equipment	-	-	-	327
Change in fair value of derivative liabilities	-	(214)	482	(166)
Other income, net	31	-	97	3
Total other income (expense), net	40	(184)	608	254
Net loss before income taxes	(1,595)	(3,539)	(7,122)	(8,149)
Provision for income taxes	-	-	-	-
Net loss	$(1,595)	$(3,539)	$(7,122)	$(8,149)
Deemed dividend – warrant modification	-	-	(926)	-
Deemed dividend – warrant inducement	-	(6,719)	-	(6,719)
Net loss attributable to common stockholders	$(1,595)	$(10,258)	$(8,048)	$(14,868)

Net loss per share – basic and diluted
Basic – net loss	$(0.24)	$(1.19)	$(1.37)	$(3.38)
Basic – deemed dividend – warrant modification	-	-	(0.18)	-
Basic – deemed dividend – warrant inducement	-	(2.27)	-	(2.79)
Basic – attributable to common stockholders	$(0.24)	$(3.46)	$(1.55)	$(6.17)

Diluted – net loss	$(0.24)	$(1.19)	$(1.37)	$(3.38)
Diluted – deemed dividend – warrant modification	-	-	(0.18)	-
Diluted – deemed dividend – warrant inducement	-	(2.27)		(2.79)
Diluted – attributable to common stockholders	$(0.24)	$(3.46)	$(1.55)	$(6.17)

Weighted average common shares outstanding:
Basic	6,665,926	2,963,539	5,186,059	2,411,004
Diluted	6,665,926	2,963,539	5,186,570	2,411,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Unaudited

(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2024	249	$-	1,342,853	$13	$-	$285,619	$(281,738)	$3,894
Stock based compensation	-	-	2,264	-	-	177	-	177
Common stock and warrants issued for cash, net of fees	-	-	1,171,189	12	-	4,387	-	4,399
Issuance of common stock from the cashless exercise of warrants	-	-	5	-	-	-	-	-
Purchase of common stock into Treasury	-	-	-	-	(86)	-	-	(86)
Net loss	-	-	-	-	-	-	(2,292)	(2,292)
Balance as of March 31, 2025	249	-	2,516,311	25	(86)	290,183	(284,030)	6,092
Stock based compensation	-	-	53,932	1	-	279	-	280
Common stock and prefunded warrants issued for cash, net of fees	-	-	-	-	-	(19)	-	(19)
Issuance of common stock from the cashless exercise of warrants	-	-	20,928	-	-	-	-	-
Purchase of common stock into Treasury	-	-	-	-	(47)	-	-	(47)
Net loss	-	-	-	-	-	-	(2,318)	(2,318)
Balance as of June 30, 2025	249	$-	2,591,171	26	(133)	290,443	(286,348)	3,988
Stock based compensation	-	-	35,004	-	-	888	-	888
Issuance of common stock for business acquisition	-	-	216,450	2	-	680	-	682
Issuance of common stock from cashless exercise of warrants	-	-	128,000	1	-	(1)	-	-
Common stock and warrants issued for cash, net of fees	-	-	695,655	7	-	2,042	-	2,049
Deemed dividend related to warrant inducement	-	-	-	-	-	(6,719)	-	(6,719)
Warrants issued for warrant inducement	-	-	-	-	-	6,719	-	6,719
Net loss	-	-	-	-	-	-	(3,539)	(3,539)
Balance as of September 30, 2025	249	$-	3,666,280	$36	$(133)	$294,052	$(289,887)	$4,068

	Preferred Stock		Common Stock		Treasury	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2025	249	$-	4,021,293	$40	$(133)	$295,124	$(292,102)	$2,929
Stock based compensation	-	-	46,749	1	-	529	-	530
Proceeds from issuance of common stock in connection with ATM, net of fees	-	-	101,493	1	-	265	-	266
Net loss	-	-	-	-	-	-	(2,821)	(2,821)
Balance as of March 31, 2026	249	-	4,169,535	42	(133)	295,918	(294,923)	$904
Stock based compensation	-	-	33,166	-	-	353	-	353
Common stock and warrants issued for cash, net of fees	-	-	1,961,058	20	-	4,029	-	4,049
Proceeds from issuance of common stock in connection with ATM, net of fees	-	-	244,463	2	-	543	-	545
Issuance of common stock from exercise of warrants	-	-	255,267	3	-	845	-	848
Issuance of prefunded warrants in connection with warrant modification	-	-	-	-	-	837	-	837
Deemed dividend related to warrant modification	-	-	-	-	-	(926)	-	(926)
Warrants issued for warrant modification	-	-	-	-	-	926	-	926
Net loss	-	-	-	-	-	-	(2,706)	(2,706)
Balance as of June 30, 2026	249	-	6,663,489	67	(133)	302,525	(297,629)	4,830
Stock based compensation	-	-	306,413	3	-	298	-	301
Common stock and warrants issued for cash, net of fees	-	-	50,000	-	-	56	-	56
Proceeds from issuance of common stock in connection with ATM, net of fees	-	-	-	-	-	(22)	-	(22)
Tax withholding for net-share settled equity awards	-	-	(82,545)	(1)	-	(179)	-	(180)
Net loss	-	-	-	-	-	-	(1,595)	(1,595)
Balance as of September 30, 2026	249	$-	6,937,357	$69	$(133)	$302,678	$(299,224)	$3,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX Technologies, Inc.

Condensed Consolidated Statements of Cash Flows - Unaudited

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(7,122)	$(8,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	193	245
Impairment of Armor	-	64
Amortization of right of use asset	245	246
Loss on disposal of subsidiary	-	25
Amortization of intangible assets	25	11
Stock based compensation - Employee	1,122	739
Stock based compensation - Non-employee	61	606
Change in fair value of derivative liabilities	(482)	166
Bad debt (recoveries) expense	1	(1)
Gain on disposal of equipment	-	(352)
Changes in operating assets and liabilities:
Trade accounts receivable	216	(13)
Prepaid expenses and other current assets	(310)	70
Inventories	(1,511)	110
Accounts payable and accrued liabilities	1,227	247
Other liabilities	-	34
Payments on operating lease liability	(292)	(275)
Net cash used in operating activities	(6,627)	(6,227)
Cash flows from investing activities
Purchase of property and equipment	(235)	(143)
Proceeds from acquisition of Sinaptic Surgical	-	750
Proceeds from sale of property and equipment	-	352
Disposal of property and equipment, net of cash received	-	(4)
Net cash provided by (used in) investing activities	(235)	955
Cash flows from financing activities
Proceeds from issuance of common stock in connection with ATM, net of fees	870	-
Proceeds from issuance of common stock and warrants, net of cash fees	4,025	4,380
Proceeds from exercise of warrants, net of cash fees, and deposit for stock issuance (in other current liabilities)	-	3,624
Purchase of common stock into treasury	-	(133)
Proceeds from issuance of warrants in connection with exercise of warrants	-	206
Payments related to tax withholding for net-share settled equity awards	(60)	-
Payments on debt	(108)	(153)
Net cash provided by financing activities	4,727	7,924
Net increase (decrease) in cash and cash equivalents	(2,135)	2,652
Cash and cash equivalents at beginning of period	4,140	3,598
Cash and cash equivalents at end of period	$2,005	$6,250

Noncash investing and financing activities
Debt issued for prepaid insurance	$156	$180
Issuance of common stock and prefunded warrants related to warrant modification	1,685	-
Accrual for tax withholding for net-share settled equity awards	119	-
Deferred purchase price recognized on sale of accounts receivable	170	-
Deemed dividend related to warrant modification	926	-
Deemed dividend related to warrant inducement	-	6,719
Supplemental cash flow information
Cash paid for interest	$14	$40

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINTX TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

The condensed consolidated financial statements include the accounts of SINTX Technologies, Inc. (“SINTX” or the “Company”) and its wholly-owned subsidiaries, SINTX Armor, Inc. (“SINTX Armor”), SINTX Agribiotech, Inc., Sinaptic Surgical, LLC, and Technology Assessment and Transfer, Inc. (TA&T) through its disposition on February 19, 2025 (see Note 2), which are collectively referred to as “we” or the “Company.” SINTX Technologies is an advanced ceramics company formed in December 1996 that develops and commercializes materials, components, and technologies for medical, industrial, and agribiotech applications. SINTX develops silicon nitride (Si₃N₄)-based biomedical solutions for musculoskeletal and antipathogenic medical device applications. The Company also manufactures advanced silicon nitride components for leading industrial customers operating in high-performance and mission-critical applications. SINTX is a global leader in the research, development, and manufacturing of silicon nitride, and its products have been implanted in humans since 2008.

SINTX Core Business

Biomedical Applications: Since its inception, SINTX has focused on medical-grade silicon nitride. SINTX biomedical products have been shown to be biocompatible, bioactive, antipathogenic, and to exhibit strong bone affinity. Spinal implants made from SINTX silicon nitride have been successfully implanted in humans since 2008 in the U.S., Europe, South America, and Asia. In October 2025, SINTX received U.S. Food and Drug Administration (FDA) 510(k) clearance for the SiNAPTIC® Foot & Ankle Osteotomy Wedge System, enabling SINTX’s commercial entry into reconstructive foot and ankle surgery in the U.S. In March 2026, a SiNAPTIC wedge manufactured from Si₃N₄ was utilized in a reconstructive foot and ankle procedure in the U.S., and the Company recognized initial commercial revenue from the system during 2026. These developments represent continued progress in the commercialization of the Company’s proprietary silicon nitride-based medical devices. The Company continues to evaluate additional orthopedic and fusion-related applications for its silicon nitride technology, including arthroplasty and dental implants.

Antipathogenic Applications: SINTX believes that incorporating its unique composition of silicon nitride antipathogenic powder into products such as face masks, drapes, filters, sutures, and wound care devices may provide surfaces with properties that inactivate pathogens, thereby limiting the spread of infection and disease.

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

The Company manufactures advanced ceramic powders and components in its manufacturing facilities based in Salt Lake City, Utah. The Salt Lake City facility is registered with the FDA, is cGMP and ANVISA RDC 665 compliant, as well as being ISO 9001:2015, ISO 13485:2016 certified, and AS9100D certified. The Company’s products are primarily sold in the United States.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting and include all accounts of the Company and its consolidated subsidiaries.

SEC rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), provided that the disclosures presented are not misleading. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 20, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026. The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025.

Segment Information

The Company operates as one operating segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”) in assessing performance and allocating resources. The Company’s CODM is its Chief Executive Officer, who evaluates the Company’s financial performance and allocates resources on a consolidated basis. The CODM uses consolidated net loss and functional expenses, as presented in the condensed consolidated statements of operations, to assess operating performance and make resource allocation decisions. The significant segment expense categories reviewed by the CODM are consistent with those presented in the condensed consolidated statements of operations. The CODM does not regularly receive additional segment expense or asset information beyond that reflected in the condensed consolidated financial statements. Because the Company has a single reportable segment and the CODM evaluates performance on a consolidated basis, the required segment disclosures are reflected in the accompanying condensed consolidated financial statements.

Reclassification

Certain other prior period balances have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. As of September 30, 2026, significant estimates included the valuation of derivative liabilities associated with common stock warrants.

Customer Concentration

The Company had one customer that accounted for approximately 82% and 61% of total revenue for the three and nine months ended September 30, 2026, respectively. A second customer accounted for approximately 9% and 19% of total revenue for the same periods.

At September 30, 2026, these customers represented approximately 7% and 33%, respectively, of total accounts receivable. The loss of either customer or a significant reduction in purchases could have a material adverse effect on the Company's operating results and cash flows.

Sale of Accounts Receivable

The Company may sell certain trade accounts receivable to third parties under factoring arrangements. Transfers that meet the criteria for sale accounting under ASC 860, Transfers and Servicing, are derecognized from accounts receivable upon transfer. Cash proceeds received at the time of sale are classified as operating activities in the statements of cash flows.

The Company may receive a portion of the sale consideration as a deferred purchase price (“DPP”) receivable, which is initially recognized at fair value and included in other current assets. The amount ultimately realized on the DPP may be reduced by customer collection shortfalls and applicable contractual fees. Subsequent cash receipts on the DPP are classified as investing activities in the statements of cash flows.

Transaction costs associated with sales of accounts receivable are recognized as a component of the gain or loss on sale within operating expenses when incurred.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. To date, the Company’s operations have been principally financed through proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. The Company expects to continue incurring operating losses and using cash in operations as it advances its commercialization initiatives. The Company’s ability to continue as a going concern depends on its ability to increase revenues, manage operating expenses, and obtain additional financing. The Company continues to evaluate opportunities to raise additional capital through equity and/or debt financing; however, there can be no assurance that additional funding will be available on acceptable terms, if at all. Any financing obtained may involve restrictive covenants or dilution to existing stockholders. Failure to obtain sufficient additional financing could materially adversely affect the Company’s operations and financial condition.

For the nine months ended September 30, 2026 and 2025, the Company incurred net losses of $7.1 million and $8.1 million, respectively, and used cash in operating activities of $6.6 million and $6.2 million, respectively. The Company had an accumulated deficit of $299 million as of September 30, 2026, compared to $292 million as of December 31, 2025.

The Company continues to pursue initiatives intended to strengthen its financial position through increased commercial activity, improved operating efficiencies, and disciplined cost management. The Company’s OEM technical manufacturing operations remain an important source of revenue and cash flow, with increased customer demand, pricing improvements, and higher production volumes contributing to improved operating performance during 2026. Management expects continued demand for its OEM products at levels above those experienced in prior periods, although quarterly sales volumes may fluctuate based on the timing and size of customer orders. The Company also continues to advance the commercialization of its proprietary silicon nitride-based medical technologies, including the SiNAPTIC Foot & Ankle Osteotomy Wedge System, which received FDA 510(k) clearance in October 2025 and generated initial commercial revenue during 2026. Future revenue from these products will depend on physician adoption, customer demand, distributor performance, manufacturing capacity, and market conditions.

As part of its ongoing efforts to improve operational efficiency and reduce costs, the Company completed the divestiture of TA&T in February 2025, as discussed in Note 2 to the condensed consolidated financial statements. Additionally, in October 2025, the Company entered into a sublease agreement for the SINTX Armor facility, which is expected to generate approximately $1.0 million in savings over the sublease term, as discussed in Note 12.

The Company has also undertaken several financing and working capital initiatives to support its liquidity needs. In October 2025, the Company entered into the 2025 ATM Agreement, providing for the sale of up to $6.4 million of its common stock through an at-the-market offering program. Through September 30, 2026, the Company had sold approximately $1.4 million under the program, leaving approximately $5.0 million of remaining offering capacity, subject to market conditions, registration statement eligibility, trading volume, and applicable offering limitations. In June 2026, the Company entered into securities purchase agreements resulting in aggregate gross proceeds of approximately $4.5 million, as discussed in Note 9 to the condensed consolidated financial statements.

Inventory increased from approximately $1.0 million at December 31, 2025 to $2.6 million at September 30, 2026, primarily reflecting increased finished goods inventory to support the commercial launch of the Company's SiNAPTIC medical devices, as well as production to fulfill existing OEM customer purchase orders. The increase represents a strategic investment in working capital to support the Company's expanding commercialization and manufacturing activities.

In September 2026, the Company entered into an accounts receivable factoring arrangement and sold a trade receivable with a face amount of approximately $1.7 million. The Company received approximately $1.5 million in cash and expects to receive approximately $0.2 million in deferred purchase price upon collection, subject to contractual adjustments. The deferred purchase price was recorded at its estimated fair value based on expected collections, customer credit risk and payment history. The transaction was accounted for as a sale, resulting in a loss of approximately $37,000, primarily related to transaction fees. The arrangement is generally nonrecourse for customer credit losses, although the Company may be required to repurchase the receivable in the event of customer disputes or breaches of representations and warranties. The Company also retains certain obligations related to customer disputes and remittance of collections received directly. The Company may utilize similar arrangements in the future to support working capital requirements.

Subsequent to September 30, 2026, the Company received aggregate gross proceeds of approximately $2.0 million from the exercise of certain Class B Common Stock Purchase Warrants following the Company’s exercise of its warrant call rights in October 2026. The proceeds provide additional capital to support the Company’s ongoing operations and working capital requirements. Following the completion of the warrant call, no Class B warrants remain outstanding.

Despite the actions undertaken by management to improve liquidity and operating costs—including increased commercial activity, cost and pricing improvement initiatives, commercialization of newly cleared medical products, equity financing activities, proceeds from warrant exercises subsequent to quarter-end, and other working capital initiatives—management has concluded that substantial doubt remains regarding the Company’s ability to continue as a going concern for a period of one year from the date these condensed consolidated financial statements are issued. The Company’s ability to continue as a going concern will depend on its ability to generate increased revenues and operating cash flows, manage expenditures, obtain additional financing, and successfully execute its strategic business objectives. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncements

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the FASB issued ASU No. 2024-03, which requires public business entities to provide additional disclosures disaggregating certain income statement expenses into specified categories, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The standard also requires disclosure of total selling expenses and additional qualitative information regarding expenses not separately disaggregated. In January 2025, the FASB issued ASU No. 2025-01, which clarified the effective dates of ASU 2024-03. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures. Adoption is expected to result in additional financial statement disclosures but is not expected to have a material impact on the Company’s financial position or results of operations.

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements

In December 2025, the FASB issued ASU No. 2025-11, which clarifies and improves the guidance related to interim financial reporting, including the applicability, form, content, and disclosure requirements of interim financial statements. The amendments consolidate existing interim disclosure requirements within Topic 270 and establish a principle requiring disclosure of events and changes occurring since the end of the most recent annual reporting period that have a material impact on the entity. The amendments are not intended to expand or reduce existing interim disclosure requirements. The guidance is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures but does not expect adoption to have a material impact on its financial position or results of operations.

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

4. Basic and Diluted Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per common share is calculated by dividing the net loss, adjusted for the effects of potentially dilutive securities, by the weighted-average number of common share equivalents outstanding for the period, including common stock equivalents to the extent dilutive. Common stock equivalents primarily consist of preferred stock and warrants to purchase common stock. As of September 30, 2026 and 2025, the Company had approximately 7.4 million and 3.3 million potentially dilutive securities, respectively, that were excluded from the diluted net loss per common share calculations because their inclusion would have been antidilutive.

Below are basic and diluted loss per share data for the three months ended September 30, 2026, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(1,595)	$-	$(1,595)
Deemed dividend – warrant modification	-	-	-
Net loss attributable to common stockholders	$(1,595)	$-	$(1,595)

Denominator:
Number of shares used in per common share calculations:	6,665,926	-	6,665,926

Net loss per common share:
Net loss	$(0.24)	$-	$(0.24)
Deemed dividend – warrant modification	-	-	-
Net loss attributable to common stockholders	$(0.24)	$-	$(0.24)

Below are basic and diluted loss per share data for the nine months ended September 30, 2026, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(7,122)	$(1)	$(7,123)
Deemed dividend – warrant modification	(926)	-	(926)
Net loss attributable to common stockholders	$(8,048)	$(1)	$(8,049)

Denominator:
Number of shares used in per common share calculations:	5,186,059	511	5,186,570

Net loss per common share:
Net loss	$(1.37)	$(1.96)	$(1.37)
Deemed dividend – warrant modification	(0.18)	-	(0.18)
Net loss attributable to common stockholders	$(1.55)	$(1.96)	$(1.55)

Below are basic and diluted loss per share data for the three months ended September 30, 2025, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(3,539)	$-	$(3,539)
Deemed dividend – warrant inducement	(6,719)	-	(6,719)
Net loss attributable to common stockholders	$(10,258)	$-	$(10,258)

Denominator:
Number of shares used in per common share calculations:	2,963,539	-	2,963,539

Net loss per common share:
Net loss	$(1.19)	$-	$(1.19)
Deemed dividend – warrant inducement	(2.27)	-	(2.27)
Net loss attributable to common stockholders	$(3.46)	$-	$(3.46)

Below are basic and diluted loss per share data for the nine months ended September 30, 2025, which are in thousands except for share and per share data:

	Basic Calculation	Effect of Dilutive Warrant Securities	Diluted Calculation
Numerator:
Net loss	$(8,149)	$(1)	$(8,150)
Deemed dividend – warrant inducement	(6,719)	-	(6,719)
Net loss attributable to common stockholders	$(14,868)	$(1)	$(14,869)

Denominator:
Number of shares used in per common share calculations:	2,411,004	175	2,411,179

Net loss per common share:
Net loss	$(3.38)	$(5.71)	$(3.38)
Deemed dividend – warrant inducement	(2.79)	-	(2.79)
Net loss attributable to common stockholders	$(6.17)	$(5.71)	$(6.17)

5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$603	$402
WIP	438	296
Finished goods	1,514	346
	$2,555	$1,044

As of September 30, 2026, all inventories were classified as current. As of December 31, 2025, $825 of inventories were classified as current and $219 of inventories were classified as noncurrent. Inventories classified as current represent the carrying value of inventories as of September 30, 2026, that management estimates will be sold or used by September 30, 2027.

6. Fair Value Measurements

Financial Instruments Measured and Recorded at Fair Value on a Recurring Basis

The Company has issued certain warrants to purchase shares of common stock that are classified as derivative liabilities because certain provisions may require cash settlement. These derivative liabilities are measured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

Level 1 -	quoted prices (unadjusted) in active markets for identical assets or liabilities accessible to the Company at the measurement date.

Level 2 -	inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 -	unobservable inputs for the asset or liability that reflect assumptions market participants would use in pricing the asset or liability.

The Company classifies assets and liabilities measured at fair value based on the lowest level of input that is significant to the fair value measurement in its entirety. As of September 30, 2026 and December 31, 2025, the Company’s derivative liabilities associated with common stock warrants were the only financial instruments measured at fair value on a recurring basis. These liabilities were classified within Level 3 of the fair value hierarchy because their valuation incorporates significant unobservable inputs.

The following tables present the Company’s financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements as of September 30, 2026
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Common stock warrants	$-	$-	$345	$345

	Fair Value Measurements as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Derivative liabilities:
Common stock warrants	$-	$-	$827	$827

The Company had no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2026 and 2025. The following table presents a reconciliation of the beginning and ending balances of derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025 (in thousands):

Common Stock Warrants
Balance as of December 31, 2024	$208
Issuance of derivatives	495
Change in fair value	167
Balance as of September 30, 2025	$870

Balance as of December 31, 2025	$827
Change in fair value	(482)
Balance as of September 30, 2026	$345

Common Stock Warrants

The Company has issued certain warrants to purchase shares of common stock that are classified as derivative liabilities because certain provisions may require cash settlement. These derivative liabilities are remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2026 and December 31, 2025, the fair value of the derivative liabilities was estimated using a Monte Carlo simulation valuation model.

The significant assumptions used in estimating the fair value of the common stock warrant liabilities using the Monte Carlo simulation valuation model as of September 30, 2026, and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Weighted-average risk-free interest rate	4.56-5.03%	3.42-3.65%
Weighted-average expected life (in years)	1.05-3.73	0.11-4.48
Expected dividend yield	-%	-%
Weighted-average expected volatility	75.00-140.00%	115.00-175.00%

Other Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts and other receivables, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature of these instruments. The carrying amount of debt approximates fair value because the applicable interest rates approximate current market rates for instruments with similar terms and credit risk.

7. Accrued and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Payroll and related expense	$755	$120
Accrued payables	252	50
Other	183	252
	$1,190	$422

As of December 31, 2025, other current liabilities consisted of deposits for stock issuance of $1.7 million. The stock issuance was related to the 2025 Warrant Inducement (see Note 9).

8. Debt

Insurance Premium Finance Arrangements

In March 2025, in connection with obtaining directors’ and officers’ liability insurance, the Company entered into a premium finance arrangement with a term of 10 months. The Company paid approximately $26,000 toward the insurance premium and financed approximately $145,000. The agreement required 10 equal monthly payments and bore interest at an annual percentage rate of 7.45%. The loan was paid in full, with no outstanding balance as of September 30, 2026.

In May 2025, in connection with obtaining general liability insurance, the Company entered into a premium finance arrangement with a term of five months. The Company paid approximately $14,000 toward the insurance premium and financed approximately $21,000. The Company made three payments under the agreement, which bore interest at an annual percentage rate of 11.15%. The loan was paid in full, with no outstanding balance as of September 30, 2026.

In March 2026, in connection with obtaining directors’ and officers’ liability insurance, the Company entered into a premium finance arrangement with a term of 10 months. The Company paid approximately $40,000 toward the insurance premium and financed approximately $118,000. The agreement requires 10 equal monthly payments and bears interest at an annual percentage rate of 9.39%. The outstanding balance was approximately $35,000 as of September 30, 2026.

In May 2026, in connection with obtaining general liability insurance, the Company entered into a premium finance arrangement with a term of 10 months. The Company paid approximately $14,000 toward the insurance premium and financed approximately $38,000. The agreement requires 10 equal monthly payments and bears interest at an annual percentage rate of 6.30%. The outstanding balance was approximately $20,000 as of September 30, 2026.

9. Equity

Abeyance Shares and Warrant Exchange

On June 29, 2026, the Company and MedTech Ceramics, LP (“MedTech”) executed a letter agreement providing for the disposition of 507,254 shares of common stock held in abeyance following the Company’s September 2025 warrant inducement transaction and the cancellation and replacement of an existing warrant held by MedTech. Pursuant to the agreement, the Company agreed to (i) issue 255,267 shares of common stock previously held in abeyance for no additional consideration, as the applicable consideration had previously been paid; (ii) replace the remaining 251,987 abeyance shares with a pre-funded warrant to purchase an equivalent number of shares, also for no additional consideration; and (iii) cancel MedTech’s existing September 2025 warrant to purchase 760,881 shares of common stock and issue a replacement warrant to purchase 1,268,135 shares at an exercise price of $2.14 per share.

The Company accounted for the incremental fair value associated with the warrant modification as a deemed dividend to common stockholders, which did not affect net loss. The fair values of the warrants were estimated using the Black-Scholes-Merton valuation model. The incremental fair value of the replacement warrants compared with the cancelled warrants was approximately $0.9 million and was reflected as a deemed dividend in the condensed consolidated statements of operations and statements of stockholders’ equity for the nine months ended September 30, 2026.

2026 Capital Raise and Registration of Shares

On June 2, 2026, the Company entered into securities purchase agreements (the “2026 Purchase Agreements”) with certain accredited investors pursuant to which the Company agreed to sell an aggregate of 1,882,845 units in a private placement at a purchase price of $2.39 per unit, resulting in aggregate gross proceeds of approximately $4.5 million, before deducting placement agent fees and other offering expenses. Each unit consisted of one share of the Company’s common stock, one Class A Common Stock Purchase Warrant (the “Class A Warrant”), and one Class B Common Stock Purchase Warrant (the “Class B Warrant”).

At closing, the Company issued Class A Warrants and Class B Warrants, each exercisable for an aggregate of 1,882,845 shares of common stock. Both classes of warrants were immediately exercisable at an exercise price of $2.14 per share, subject to adjustment. The Class A Warrants expire on the fifth anniversary of issuance, and the Class B Warrants expire on the second anniversary of their initial exercise date.

The Class B Warrants also provide the Company with the right to require holders to exercise all or a portion of their outstanding warrants upon achievement of specified revenue milestones. If the Company reports quarterly revenue of at least $2.0 million in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or certain Current Reports on Form 8-K, the Company may deliver a notice requiring exercise of all or a specified portion of the outstanding Class B Warrants within five business days. Any called warrants not exercised within the specified period automatically expire without consideration, subject to applicable beneficial ownership limitations.

In connection with the private placement, the Company issued 78,213 restricted shares of common stock and warrants to purchase 92,573 shares of common stock as part of the placement agent compensation. The Company filed a registration statement on Form S-3 registering the resale of the securities issued in the transaction, which was declared effective by the SEC on June 30, 2026.

2025 ATM Agreement

On October 3, 2025, the Company entered into an At The Market Offering Agreement (the “2025 ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell shares of its common stock from time to time through an at-the-market offering program. Sales under the agreement may be made by methods permitted under Rule 415 of the Securities Act of 1933, as amended, including sales on the Nasdaq Capital Market or other existing trading markets for the Company’s common stock.

The shares are offered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-274951), declared effective by the SEC on November 27, 2023, and the related prospectus supplement dated October 3, 2025, providing for an aggregate offering amount of $6,413,876. As of September 30, 2026, the Company had sold 482,843 shares under the 2025 ATM Agreement for aggregate gross proceeds of approximately $1.4 million, leaving approximately $5.0 million of remaining offering capacity.

2025 Warrant Inducement

On September 8, 2025, the Company entered into an inducement agreement (the “Inducement Letter”) with certain holders of outstanding common stock purchase warrants. Pursuant to the agreement, the holders agreed to exercise existing warrants to purchase an aggregate of 1,099,431 shares of common stock at an exercise price of $3.32 per share in exchange for the Company’s agreement to issue new warrants to purchase up to an aggregate of 1,649,147 shares of common stock at an exercise price of $4.79 per share. The holders also paid $0.125 per new warrant as consideration for the issuance of the new warrants. The Company received aggregate gross proceeds of approximately $3.8 million from the warrant exercises, before deducting placement agent fees and other offering expenses.

The Company estimated the fair value of the new warrants using the Black-Scholes-Merton valuation model. The aggregate fair value of the new warrants issued in connection with the inducement was approximately $6.7 million, which was reflected as a deemed dividend in the condensed consolidated statements of operations and comprehensive loss and statements of stockholders’ equity for the three and nine months ended September 30, 2025.

2025 Capital Raise and Registration of Shares

On February 20, 2025, the Company entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain institutional and accredited investors, resulting in aggregate gross proceeds of approximately $5.0 million, before deducting placement agent fees and other offering expenses. In connection with the private placement, the Company issued (i) 1,171,189 shares of common stock, (ii) pre-funded warrants to purchase 278,098 shares of common stock (the “Pre-Funded Warrants”) at an exercise price of $0.0001 per share, and (iii) warrants to purchase 1,449,287 shares of common stock (the “Common Warrants”) at an exercise price of $3.32 per share.

The purchase price was $3.45 per share of common stock and accompanying Common Warrant, or $3.4499 per Pre-Funded Warrant and accompanying Common Warrant. The Common Warrants were immediately exercisable and expire five and one-half years from issuance. The Pre-Funded Warrants were immediately exercisable and remain outstanding until exercised in full. The Company filed a registration statement on Form S-3 registering the resale of the securities issued in the transaction, which was declared effective by the SEC on March 27, 2025.

10. Stock-Based Compensation

A summary of the Company’s outstanding restricted stock unit activity for the nine months ended September 30, 2026, and 2025 is as follows:

	Units	Weighted- Average Grant Date Fair Value
As of December 31, 2025	422,334	$4.39
Granted	713,513	2.60
Vested	(386,328)	3.43
Forfeited	(182,824)	3.58
As of September 30, 2026	566,695	$3.13

	Units	Weighted- Average Grant Date Fair Value
As of December 31, 2024	34	$2,672.35
Granted	250,500	2.84
Vested	(58,341)	2.82
Forfeited	(14,759)	4.46
As of September 30, 2025	177,434	$3.44

A summary of the Company’s outstanding stock option activity for the nine months ended September 30, 2026, and 2025 is as follows:

		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2025	170,026	$6.65	9.4	$77,600
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(3)	$19,267	-	-
As of September 30, 2026	170,023	$6.31	8.7	$-
Exercisable at September 30, 2026	170,023	$6.31	8.7	$-
Vested and expected to vest at September 30, 2026	170,023	$6.31	8.7	$-

		Weighted- Average	Weighted- Average Remaining Contractual
	Options	Exercise Price	Life (Years)	Intrinsic Value
As of December 31, 2024	35	$18,872	5.5	$-
Granted	90,000	3.00	9.7	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(3)	19,267	-	-
As of September 30, 2025	90,032	$20.85	9.7	$20,000
Exercisable at September 30, 2025	90,032	$20.85	9.7	$20,000
Vested and expected to vest at September 30, 2025	90,032	$20.85	9.7	$20,000

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

Unrecognized stock-based compensation as of September 30, 2026, is as follows:

	Unrecognized	Weighted Average
	Stock-Based Compensation	Remaining of Recognition
	(in thousands)	(in years)
Stock options	$-	-
Restricted stock units	$1,503	0.8

11. Commitments and Contingencies

The Company has entered into agreements with certain executive officers that provide for payments of up to three times their annual salaries and accelerated vesting of previously granted stock awards upon the occurrence of certain events related to a change in control of the Company.

From time to time, the Company is subject to claims and legal proceedings arising in the ordinary course of business. Management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

As of September 30, 2026, operating lease right-of-use assets were approximately $2.2 million, and operating lease liability was approximately $2.9 million. As of September 30, 2026, the weighted-average discount rate for the Company’s operating lease was 8.8%.

Operating lease future minimum payments together with the present values as of September 30, 2026, are summarized as follows (in thousands):

Years Ending December 31,	Amount
2026 (Remainder)	$169
2027	688
2028	709
2029	730
2030	752
Thereafter	643
Total future minimum lease payments	3,691
Less amounts representing interest	(742)
Present value of lease liability	2,949

Current portion of operating lease liability	440
Long-term portion of operating lease liability	$2,509

13. Subsequent Events

Class B Warrant Exercises

On October 1, 2026, the Company delivered call notices to holders of its outstanding Class B Common Stock Purchase Warrants (the “Class B Warrants”) pursuant to the warrant call provisions. The call period expired on October 8, 2026. In connection with the warrant call, the Company received aggregate gross proceeds of approximately $2.0 million from the exercise and exchange of Class B Warrants covering 941,423 shares of common stock at an exercise price of $2.14 per share. The Company issued 651,204 shares of common stock and fully pre-funded warrants to purchase an additional 290,219 shares of common stock to accommodate applicable beneficial ownership limitations. The remaining unexercised Class B Warrants expired pursuant to their terms, and no Class B Warrants remain outstanding. The Company’s outstanding Class A Common Stock Purchase Warrants were unaffected by the warrant call.

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

RESULTS OF OPERATIONS

The following is a tabular presentation of our unaudited condensed consolidated operating results for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Product revenue	$2,090	$150	$1,940	1293%	$2,837	$541	$2,296	424%
Grant and contract revenue	100	58	42	72%	185	187	(2)	-1%
Total revenue	2,190	208	1,982	953%	3,022	728	2,294	315%
Cost of revenue	828	115	713	620%	1,238	455	783	172%
Gross profit	1,362	93	1,269	1,365%	1,784	273	1,511	553%

Operating expenses:
Research and development	548	1,264	(716)	-57%	1,485	3,618	(2,133)	-59%
General and administrative	2,251	2,102	149	7%	7,104	4,836	2,268	47%
Sales and marketing	140	59	81	137%	812	100	712	712%
Grant and contract expenses	58	23	35	152%	113	122	(9)	-7%
Total operating expenses	2,997	3,448	(451)	-13%	9,514	8,676	838	10%
Loss from operations	(1,635)	(3,355)	1,720	-51%	(7,730)	(8,403)	673	-8%
Other income (expense)	40	(184)	224	122%	608	254	354	139%
Net loss before income taxes	(1,595)	(3,539)	1,944	-55%	(7,122)	(8,149)	1,027	-13%
Provision for income taxes	-	-	-	-%	-	-	-	-%
Net loss	$(1,595)	$(3,539)	$1,944	-55%	$(7,122)	$(8,149)	$1,027	-13%

Revenue

For the three months ended September 30, 2026, total revenue increased $2.0 million, or 953%, compared to the same period in 2025. For the nine months ended September 30, 2026, total revenue increased $2.3 million, or 315%, compared to the same period in 2025.

For the three months ended September 30, 2026, product revenue increased $1.9 million, or 1,293%, compared to the same period in 2025. For the nine months ended September 30, 2026, product revenue increased $2.3 million, or 424%, compared to the same period in 2025.

During the three months ended September 30, 2026, grant and contract revenue increased $42,000, or 72%, as compared to the same period in 2025. During the nine months ended September 30, 2026, grant and contract revenue decreased $2,000, or 1%, as compared to the same period in 2025.

Revenue trends and strategic focus

Total revenue increased significantly compared with the prior-year periods, primarily reflecting higher product sales from the Company's OEM technical manufacturing operations.

Product revenue growth was driven primarily by increased sales volumes, including a significant order from a major OEM customer, as well as pricing initiatives implemented during 2026. While the timing and volume of customer orders may result in fluctuations in quarterly revenue, the Company continues to focus on strengthening customer relationships and expanding its OEM manufacturing activities. Revenue growth also benefited from initial commercial sales of the SiNAPTIC Foot & Ankle Osteotomy Wedge System, reflecting continued progress in the commercialization of the Company's proprietary silicon nitride-based medical devices. Grant and contract revenue remained relatively consistent for the nine-month period, although revenue from these activities may fluctuate based on the timing and scope of funded projects.

The Company continues to support its OEM technical manufacturing operations as an important source of revenue and cash flow. Recent pricing initiatives, together with increased sales volumes, have contributed to improved gross margins while allowing the Company to continue investing in the commercialization of its proprietary silicon nitride-based biomedical devices, including its orthopedic product portfolio. Management expects its OEM manufacturing operations and proprietary medical technology initiatives to remain complementary components of the Company's long-term growth strategy.

Cost of revenue and Gross profit

For the three months ended September 30, 2026, cost of revenue increased by $0.7 million, or 620%, compared to the same period in 2025. For the nine months ended September 30, 2026, cost of revenue increased by $0.8 million, or 172%, compared to the same period in 2025. Cost of revenue increased at a lower rate than revenue primarily due to improved pricing on certain OEM products, increased sales volumes resulting in better absorption of fixed manufacturing costs and improved production efficiencies, and a favorable product mix. These factors contributed to improved gross margins during the current periods. While the Company expects its pricing initiatives and continued focus on higher-margin sales to support profitability, gross margins may fluctuate from period to period based on product mix, pricing, manufacturing efficiencies, customer demand, and the mix of product and grant and contract revenue.

Research and development expenses

For the three months ended September 30, 2026, research and development expenses decreased by $0.7 million, or 57%, compared to the same period in 2025. The decrease was primarily attributable to the reallocation of approximately $0.7 million in overhead costs from research and development to general and administrative expenses, as further discussed below. Other research and development expenses remained relatively consistent during the period.

For the nine months ended September 30, 2026, research and development expenses decreased by $2.1 million, or 59%, compared to the same period in 2025. The decrease was primarily attributable to the reallocation of approximately $2.1 million in overhead costs from research and development to general and administrative expenses. Other research and development expenses remained relatively consistent during the period.

Historically, a significant portion of the Company’s operations was focused on research and development, resulting in a substantial portion of overhead costs being allocated to research and development expenses. As the Company has increasingly shifted its operational focus toward commercialization, the allocation of overhead costs has been adjusted to better reflect the nature of the activities being supported. Consequently, a greater portion of these costs is now classified as general and administrative expenses.

General and administrative expenses

For the three months ended September 30, 2026, general and administrative expenses increased by $0.1 million, or 7%, compared to the same period in 2025. The increase was primarily due to approximately $0.7 million in overhead costs reallocated from research and development to general and administrative expenses, reflecting the Company’s continued shift toward commercialization. The increase was partially offset by decreases of $0.3 million in non-employee stock-based compensation, $0.2 million in employee-related costs, and $0.2 million in additional overhead costs allocated to inventory in connection with increased manufacturing activities.

For the nine months ended September 30, 2026, general and administrative expenses increased by $2.3 million, or 47%, compared to the same period in 2025. The increase was primarily due to approximately $2.1 million in overhead costs reallocated from research and development to general and administrative expenses, reflecting the Company’s continued shift toward commercialization. Additionally, employee-related costs increased by $1.1 million. These increases were partially offset by $0.9 million in additional overhead costs allocated to inventory in connection with increased manufacturing activities.

Sales and marketing expenses

For the three months ended September 30, 2026, sales and marketing expenses increased by $0.1 million, or 137%, compared to the same period in 2025. The increase was primarily due to a $0.1 million increase in other sales and marketing related costs associated with our product launch.

For the nine months ended September 30, 2026, sales and marketing expenses increased by $0.7 million, or 712%, compared to the same period in 2025. The increase was primarily due to $0.3 million in higher headcount-related costs, including non-cash stock-based compensation, as well as a $0.4 million increase in other sales and marketing related costs associated with our product launch.

Grant and contract expenses

For the three months ended September 30, 2026, grant and contract expenses increased by $35,000, or 152%, compared to the same period in 2025, primarily due to the increase in grant and contract revenue.

For the nine months ended September 30, 2026, grant and contract expenses decreased by $9,000, or 7%, compared to the same period in 2025, primarily due to the decrease in grant and contract revenue.

Other income, net

For the three months ended September 30, 2026, other income, net increased by $0.2 million, or 122%, compared to the same period in 2025, primarily due to the $0.2 million change in value of derivative liabilities during 2025. There was no change in value of derivative liabilities during the third quarter of 2026.

For the nine months ended September 30, 2026, other income, net increased by $0.4 million, or 139%, compared to the same period in 2025, primarily due to a $0.6 million increase from the change in value of derivative liabilities, partially offset by a $0.3 million decrease in gain on disposal of equipment.

Liquidity and capital resources

The condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern. To date, our operations have been principally financed through proceeds from the issuance of preferred and common stock and, to a lesser extent, cash generated from product sales. We expect to continue incurring operating losses and using cash in operations as we advance our commercialization initiatives. Our ability to continue as a going concern depends on our ability to increase revenues, manage operating expenses, and obtain additional financing. We continue to evaluate opportunities to raise additional capital through equity and/or debt financing; however, there can be no assurance that additional funding will be available on acceptable terms, if at all. Any financing obtained may involve restrictive covenants or dilution to existing stockholders. Failure to obtain sufficient additional financing could materially adversely affect our operations and financial condition.

For the nine months ended September 30, 2026 and 2025, we incurred net losses of $7.1 million and $8.1 million, respectively, and used cash in operating activities of $6.6 million and $6.2 million, respectively. We had an accumulated deficit of $299 million as of September 30, 2026, compared to $292 million as of December 31, 2025.

We continue to pursue initiatives intended to strengthen our financial position through increased commercial activity, improved operating efficiencies, and disciplined cost management. Our OEM technical manufacturing operations remain an important source of revenue and cash flow, with increased customer demand, pricing improvements, and higher production volumes contributing to improved operating performance during 2026. Management expects continued demand for our OEM products at levels above those experienced in prior periods, although quarterly sales volumes may fluctuate based on the timing and size of customer orders. We also continue to advance the commercialization of our proprietary silicon nitride-based medical technologies, including the SiNAPTIC Foot & Ankle Osteotomy Wedge System, which received FDA 510(k) clearance in October 2025 and generated initial commercial revenue during 2026. Future revenue from these products will depend on physician adoption, customer demand, distributor performance, manufacturing capacity, and market conditions.

As part of our ongoing efforts to improve operational efficiency and reduce costs, we completed the divestiture of TA&T in February 2025, as discussed in Note 2 to the condensed consolidated financial statements. Additionally, in October 2025, we entered into a sublease agreement for the SINTX Armor facility, which is expected to generate approximately $1.0 million in savings over the sublease term, as discussed in Note 12 to the condensed consolidated financial statements.

We have also undertaken several financing and working capital initiatives to support our liquidity needs. In October 2025, we entered into the 2025 ATM Agreement, providing for the sale of up to $6.4 million of our common stock through an at-the-market offering program. Through September 30, 2026, we had sold approximately $1.4 million under the program, leaving approximately $5.0 million of remaining offering capacity, subject to market conditions, registration statement eligibility, trading volume, and applicable offering limitations. In June 2026, we entered into securities purchase agreements resulting in aggregate gross proceeds of approximately $4.5 million, as discussed in Note 9 to the condensed consolidated financial statements.

Inventory increased from approximately $1.0 million at December 31, 2025 to $2.6 million at September 30, 2026, primarily reflecting increased finished goods inventory to support the commercial launch of our SiNAPTIC medical devices, as well as production to fulfill existing OEM customer purchase orders. The increase represents a strategic investment in working capital to support our expanding commercialization and manufacturing activities.

In September 2026, we entered into an accounts receivable factoring arrangement and sold a trade receivable with a face amount of approximately $1.7 million. We received approximately $1.5 million in cash and expect to receive approximately $0.2 million in deferred purchase price upon collection, subject to contractual adjustments. The deferred purchase price was recorded at its estimated fair value based on expected collections, customer credit risk and payment history. The transaction was accounted for as a sale, resulting in a loss of approximately $37,000, primarily related to transaction fees. The arrangement is generally nonrecourse for customer credit losses, although we may be required to repurchase the receivable in the event of customer disputes or breaches of representations and warranties. We also retain certain obligations related to customer disputes and remittance of collections received directly. We may utilize similar arrangements in the future to support working capital requirements.

Subsequent to September 30, 2026, we received aggregate gross proceeds of approximately $2.0 million from the exercise of certain Class B Common Stock Purchase Warrants following the exercise of our warrant call rights in October 2026. The proceeds provide additional capital to support our ongoing operations and working capital requirements. Following the completion of the warrant call, no Class B warrants remain outstanding.

Despite the actions undertaken by management to improve liquidity and operating costs—including increased commercial activity, cost and pricing improvement initiatives, commercialization of newly cleared medical products, equity financing activities, proceeds from warrant exercises subsequent to quarter-end, and other working capital initiatives—management has concluded that substantial doubt remains regarding our ability to continue as a going concern for a period of one year from the date these condensed consolidated financial statements are issued. Our ability to continue as a going concern will depend on our ability to generate increased revenues and operating cash flows, manage expenditures, obtain additional financing, and successfully execute our strategic business objectives. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

The following table summarizes, for the periods indicated, cash flows from operating, investing and financing activities (in thousands) – unaudited:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(6,627)	$(6,227)
Net cash provided by (used in) investing activities	(235)	955
Net cash provided by financing activities	4,727	7,924
Net increase (decrease) in cash	$(2,135)	$2,652

Net cash used in operating activities

Net cash used in operating activities was $6.6 million during the nine months ended September 30, 2026, compared to $6.2 million used during the same period in 2025, an increase of $0.4 million. The increase was primarily due to outflow from the change in inventories of $1.6 million, non-cash adjustments of $0.6 million, and prepaid expenses and other current assets of $0.4 million. These changes were partially offset by net inflow from the decrease in net loss of $1.0 million, combined with changes in accounts payable and accrued expenses of $1.0 million, and accounts receivable of $0.2 million.

Net cash used in investing activities

Net cash used in investing activities was $0.2 million during the nine months ended September 30, 2026, compared to net cash provided by investing activities of $1.0 million during the same period in 2025, a decrease of $1.2 million, primarily due to a decrease in proceeds from the acquisition of Sinaptic and the sale of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $4.7 million during the nine months ended September 30, 2026, compared to $7.9 million provided during the same period in 2025. The $3.2 million decrease was primarily due to a decrease in proceeds from issuance of common stock in connection with exercise of warrants in the prior year of $3.6 million, and a decrease in proceeds from issuance of common stock and prefunded warrants of $0.4 million. These changes were partially offset by an increase in proceeds from issuance of common stock in connection with ATM of $0.9 million, and a decrease in repurchases of common stock into treasury of $0.1 million.

Indebtedness

Information with respect to Indebtedness may be found in Note 8 to the condensed consolidated financial statements included in Item 1 of Part I of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

A summary of our significant accounting policies and estimates is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to those policies for the three and nine months ended September 30, 2026.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material pending legal proceeding.

Item 1A. Risk Factors

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 20, 2026. The following disclosures supplement the risk factors previously identified in our Annual Report on Form 10-K. Except as discussed below, there have been no material changes to the risk factors previously disclosed.

We derive a substantial portion of our revenue from a limited number of customers, and the loss of or reduction in purchases by one or more of these customers could materially adversely affect our business and financial results.

A substantial portion of our revenue is attributable to a limited number of industrial and OEM customers. For the three and nine months ended September 30, 2026, one customer accounted for approximately 82% and 61% of our total revenue, respectively, and a second customer accounted for approximately 9% and 19% of our total revenue, respectively.

Our revenue from these customers may fluctuate significantly based on the timing, size and frequency of purchase orders, customer production requirements, manufacturing schedules and other factors outside our control. Significant customer orders received or fulfilled in one reporting period may not recur in subsequent periods.

The loss of a significant customer, a reduction or delay in its orders, or our inability to satisfy applicable manufacturing, quality or delivery requirements could result in substantial fluctuations in our revenue, gross profit and cash flows. We cannot assure investors that the increased revenue recognized during the third quarter of 2026 will be sustained in future periods or that we will be able to replace revenue lost from any significant customer.

Our use of accounts receivable factoring arrangements to support working capital may involve additional costs and financial risks and may not provide sufficient liquidity to meet our operating requirements.

We may from time to time sell certain trade accounts receivable to third-party purchasers to accelerate cash collections and support our working capital requirements. In September 2026, we entered into such an arrangement involving a receivable with a face amount of approximately $1.7 million.

These arrangements may involve transaction fees, deferred purchase price payments, contractual adjustments and certain repurchase or other obligations arising from customer disputes or breaches of representations and warranties. Amounts ultimately received may be less than the face amount of the receivables sold.

Our ability to utilize similar arrangements in the future will depend on the availability of eligible receivables, the willingness of third parties to purchase those receivables, and the terms offered. We cannot assure investors that such arrangements will remain available on acceptable terms or provide sufficient liquidity to support our ongoing operations.

Our use of receivables factoring arrangements does not eliminate our need to generate positive operating cash flow or obtain additional financing, and the inability to obtain sufficient working capital could materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

In November 2024, the Company announced that its board of directors authorized a share repurchase program that would allow the Company to repurchase up to $500,000 of the Company’s outstanding common stock. There were no repurchases of shares under the share repurchase program during the three months ended September 30, 2026. As of September 30, 2026, the maximum dollar value of shares that may yet be purchased under the program was $366,935. The program may be suspended or discontinued at any time and does not obligate the Company to repurchase any specific number of shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SINTX Technologies, Inc.

Date: November 5, 2026	/s/ Kevin Trask
Kevin Trask
Chief Financial Officer
(Principal Financial Officer)

